Form 10-Q
period 2009-09-30
HOME TOUCH HOLDING Co
filed 2009-12-03
CIK 1462047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2009

☐	Transition report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _______ to _______.

Commission file number:  333-158713

Home Touch Holding Company
(Name of small business issuer in our charter)

Nevada	3670	26-4309660

(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	IRS I.D.

703, Liven House, 61-63 King Yip Street, Kwun Tong, Hong Kong.	N/A
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number:  +852 2111 0121.

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period than the registrant was required to submit and post such files).  Yes  ☐ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of November 12, 2009, the Company had 40,000,000 outstanding shares of common stock, par value $0.001.

HOME TOUCH HOLDING COMPANY
FORM 10-Q
SEPTEMBER 30, 2009

TABLE OF CONTENTS

PART I
Item 1. Financial Statements	F-1
(Unaudited) Condensed Consolidated Balance Sheets as of September 30, 2009 and March 31, 2009	F-1
(Unaudited) Condensed Consolidated Statements of Operations for the Three and Six Months ended September 30, 2009 and 2008	F-2
(Unaudited) Condensed Consolidated Statements of Cash Flows for the Six Months ended September 30, 2009 and 2008	F-3
(Unaudited) Condensed Consolidated Statement of Stockholders’ (Deficit) Equity for the Six Months ended September 30, 2009	F-4
Notes to (Unaudited) Condensed Consolidated Financial Statements	F-5 – F-18
Item 2. Management’s Discussion and Analysis or Plan of Operation	3
Item 3. Quantitative and Qualitative Disclosure about Market Risk	12
Item 4. Controls and Procedures	12
PART II - OTHER INFORMATION
Item 1. Legal Proceedings	12
Item 1A. Risk Factors	12
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	13
Item 3. Defaults Upon Senior Securities	13
Item 4. Submission of Matters to a Vote of Security Holders	13
Irem 5. Other Information	13
Item 6. Exhibits	13

PART I
Item 1.  Financial Statements

HOME TOUCH HOLDING COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2009 AND MARCH 31, 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	September 30, 2009	March 31, 2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$24,987	$17,391
Accounts receivable, trade	103,711	17,111
Accounts receivable, related party	-	6,108
Inventories	132,939	116,713
Deposits and other current assets	69,593	35,378

Total current assets	331,230	192,701

Non-current assets:
Plant and equipment, net	17,430	21,718
TOTAL ASSETS	$348,660	$214,419

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$9,330	$1,347
Current portion of long-term bank loans	51,223	14,221
Amounts due to related parties	85,898	-
Accrued liabilities and other payables	137,763	129,676

Total current liabilities	284,214	145,244

Long-term liabilities:
Long-term bank loans	88,586	-

Total long-term liabilities	88,586	-

Total liabilities	372,800	145,244

Commitments and contingencies

Stockholders’ (deficit) equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 40,000,000 shares issued and outstanding as of September 30, 2009 and March 31, 2009	40,000	40,000
Additional paid-in capital	539,394	539,394
Accumulated deficit	(603,534)	(510,219)

Total stockholders’ (deficit) equity	(24,140)	69,175

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$348,660	$214,419

See accompanying notes to condensed consolidated financial statements.

HOME TOUCH HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

	Three months ended September 30,		Six months ended September 30,
	2009	2008	2009	2008

REVENUES, NET:
Product sales	$10,366	$18,906	$12,717	$23,707
Product sales, related party	-	7,172	-	7,172
Project revenue	68,775	382,859	138,819	408,141
Project revenue, related party	1,337	101,574	20,256	101,574
Total revenues, net	80,478	510,511	171,792	540,594

COST OF REVENUE:
Cost of products sold	6,612	16,067	7,323	17,346
Cost of project	39,360	342,318	90,943	346,581
Total cost of revenue	45,972	358,385	98,266	363,927
GROSS PROFIT	34,506	152,126	73,526	176,667

Operating expenses:
Selling, general and administrative	74,455	109,838	163,556	199,200
Total operating expenses	74,455	109,838	163,556	199,200
(LOSS) INCOME FROM OPERATIONS	(39,949)	42,288	(90,030)	(22,533)

Other income (expense):
Interest income	-	2	4	3
Interest expense	(1,615)	(1,557)	(3,289)	(3,295)
Total other expense	(1,615)	(1,555)	(3,285)	(3,292)
(LOSS) INCOME BEFORE INCOME TAXES	(41,564)	40,733	(93,315)	(25,825)

Income tax expense	-	-	-	-

NET (LOSS) INCOME	$(41,564)	$40,733	$(93,315)	$(25,825)

Net (loss) income per share – Basic and diluted	$(0.00)	$0.00	$(0.00)	$(0.00)

Weighted average shares outstanding – Basic and diluted	40,000,000	40,000,000	40,000,000	40,000,000

See accompanying notes to condensed consolidated financial statements.

HOME TOUCH HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

	Six months ended September 30,
	2009	2008

Cash flows from operating activities:
Net loss	$(93,315)	$(25,825)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,288	1,017
Changes in operating assets and liabilities:
Accounts receivable, trade	(86,600)	(152,114)
Accounts receivable, related party	6,108	-
Inventories	(16,226)	73,178
Prepayments and other current assets	(34,215)	(5,128)
Accounts payable, trade	7,983	(14,778)
Accrued liabilities and other payables	8,087	15,446

Net cash used in operating activities	(203,890)	(108,204)

Cash flows from investing activities
Purchase of plant and equipment	-	(4,995)
Net cash used in investing activities	-	(4,995)

Cash flows from financing activities:
Advances from related parties	115,385	100,000
Repayment to related parties	(29,487)	(13,846)
Proceeds from note payable	-	153,846
Repayment on note payable	-	(179,487)
Proceeds from long-term bank loans	153,846	-
Payment on long-term bank loans	(28,258)	(18,751)

Net cash provided by financing activities	211,486	41,762
NET CHANGE IN CASH AND CASH EQUIVALENTS	7,596	(71,437)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	17,391	108,000

CASH AND CASH EQUIVALENTS, END OF PERIOD	$24,987	$36,563

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income tax	$-	$-
Cash paid for interest	$3,289	$3,295

See accompanying notes to condensed consolidated financial statements.

HOME TOUCH HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ (DEFICIT) EQUITY
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Preferred Stock		Common Stock
	No. of share	Amount	No. of share	Amount	Additional paid-in capital	Accumulated deficit	Total stockholders’ equity (deficit)
Balance as of April 1, 2009	-	$-	40,000,000	$40,000	$539,394	$(510,219)	$69,175

Net loss for the period	-	-	-	-	-	(93,315)	(93,315)
Balance as of September 30, 2009	-	$-	40,000,000	$40,000	$539,394	$(603,534)	$(24,140)

See accompanying notes to condensed consolidated financial statements.

HOME TOUCH HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE－1	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with both accounting principles generally accepted in the United States of America (“GAAP”), and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and note disclosures normally included in audited consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

In the opinion of management, the consolidated balance sheet as of March 31, 2009 has been derived from the audited consolidated financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results of operation for the six months ended September 30, 2009 and 2008 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2010 or for any future period.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes for the years ended March 31, 2009 and 2008.

NOTE－2	ORGANIZATION AND BUSINESS BACKGROUND

Home Touch Holding Company (“Hometouch” or the “Company”) was incorporated in the State of Nevada on January 26, 2009.

The Company through its operating subsidiary, is principally engaged in the provision of a variety of smart home system products and solutions, which enable to centrally control home systems with wireless or non-wireless features by the means of radio frequency or European Installation Bus, wireless electronic networking technology to integrate the various devices and appliances that are mostly found in buildings, homes, hotels and offices. Generally, the Company sells the intelligent home hardware products to the individual end users and provides intelligent home system solutions to the interior designers and property developers. Intelligent home hardware products include wireless products series (including the touch panel, smart switch series, telephone controller, curtain controller, transceiver, remote controller and intelligent socket) and the wired products series (visiomatic intelligent home system).

Intelligent home system solutions include system design and programming, installation of products and devices, training and technical support. The Company has a team of computer engineering professionals to provide with intelligence home system design and consulting services. The Company’s customers mainly include individual end users, interior designers and property developers and all of its customers are located in Hong Kong.

HOME TOUCH HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

Home Touch Limited (“HTL”) was incorporated as a limited liability company in Hong Kong Special Administrative Region of China (“Hong Kong”) on July 23, 2004, with its principal place of business in Hong Kong.

Hometouch and its subsidiary are hereinafter referred to as (the “Company”).

NOTE－3	GOING CONCERN UNCERTAINTIES

The accompanying condensed consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

For the six months ended September 30, 2009, the Company has incurred a net loss of $93,315 and experienced negative cash flows from operations of $203,890 with an accumulated deficit of $603,534 as of that date. The continuation of the Company as a going concern through September 30, 2010 is dependent upon the continued financial support from its stockholders and credit facility from the revolving lines of credit. The Company is currently pursuing the additional financing for its operations. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

NOTE－4	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

•	Use of estimates

In preparing these condensed consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets and revenues and expenses during the periods reported. Actual results may differ from these estimates.

•	Basis of consolidation

The condensed consolidated financial statements include the accounts of Hometouch and its subsidiary, after elimination of significant intercompany balances and transactions within the Company.

•	Cash and cash equivalents

HOME TOUCH HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

•	Accounts receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and determined based on managements’ assessment of known requirements, aging of receivables, payment history, the customer’s current credit worthiness and the economic environment.

The majority of the Company’s sales are on open credit terms and in accordance with terms specified in the contracts governing the relevant transactions. The Company evaluates the need of an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible. Based upon the aforementioned criteria, management has determined that no allowance for doubtful accounts is required as of September 30, 2009.

•	Inventories

Inventories are stated at the lower of first-in, first-out ("FIFO") cost or market value, which are primarily comprised of home hardware devices and appliances necessary for the development of the home system solutions or re-sale to the customers. The Company periodically reviews historical sales activity to determine excess, slow moving items and potentially obsolete items and also evaluates the impact of any anticipated changes in future demand. The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand.

For the six months ended September 30, 2009 and 2008, the Company did not record an allowance for obsolete inventories, nor have there been any write-offs.

•	Plant and equipment

Plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational:

Depreciable life
Leasehold improvements	Shorter of 3 years or term of lease
Furniture, fixtures and office equipment	5 years

Expenditure for maintenance and repairs is expensed as incurred. The gain or loss on the disposal of plant and equipment is the difference between the net sales proceeds and the carrying amount of the relevant assets and is recognized in the statement of operations.

HOME TOUCH HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

Depreciation expenses for the three months ended September 30, 2009 and 2008 were $2,144 and $600, respectively.

Depreciation expenses for the six months ended September 30, 2009 and 2008 were $4,288 and $1,017, respectively.

•	Impairment of long-lived assets

Long-lived assets primarily include plant and equipment. In accordance with the provisions of Accounting Standards Codification ("ASC") Topic 360-10-5, “Impairment or Disposal of Long-Lived Assets”, the Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There has been no impairment as of September 30, 2009.

•	Revenue recognition

In accordance with the ASC Topic 605, “Revenue Recognition”, the Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectibility is reasonably assured.

(a)	Sale of products

The Company generally sells its products on a no-return basis, including lighting and curtain switch, lighting components, video door phone, remote controller and computer accessories, etc. The Company recognizes product revenue when persuasive evidence of an arrangement exists, the product has been delivered upon shipment, the sales price is fixed or determinable and collectibility is reasonably assured.

(b)	Projects revenue

Under the intelligent home system solutions arrangement, the Company is obligated to deliver to its customers multiple products and/or services (“multiple elements”), which include two elements: (1) hardware and software; and (2) provision of design, customized implementation system and technical supports, under the customers’ requirement on significant modification of hardware and customization of software.

The Company offers multiple solutions to its customers' needs. Those solutions may involve the delivery or performance of multiple products and services and performance may occur at different points in time or over different periods of time. In general, its sale arrangements include initial installation of hardware, technical support or implementation services and involve consideration in the form of a fixed fee with no general rights of return.

HOME TOUCH HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

Fee is negotiated in a fixed amount and concluded upon the signing the contract, which provides for a customer deposit upon contract execution, milestone billings. The Company classifies hardware and its related implementation fees together as project revenue in the statement of operation and considers multiple element arrangements. Revenue from the sales of the Company’s hardware are recognized upon shipment or delivery of the hardware provided that persuasive evidence of an arrangement exists, collection is probable, payment terms are fixed and determinable and no significant obligations remain. Revenues from providing implementation services or technical supports are recognized when services are rendered and accepted by the customers.

The Company adopted the provisions of ASC Topic 605-25, “Multiple-Element Arrangement” to allocate revenue for these transactions that include multiple elements to each unit of accounting based on its relative fair value and recognizes revenue for each unit of accounting when revenue recognition criteria have been met. The price charged when the element is sold separately generally determines fair value. When the Company has objective evidence of the fair values of undelivered elements but not delivered elements, the Company allocates revenue first to the fair value of the undelivered elements, and the residual revenue is then allocated to the delivered elements. If the fair value of any undelivered element included in a multiple element arrangement cannot be objectively determined, revenue is deferred until all elements are delivered or services have been performed, or until fair value can objectively be determined for any remaining undelivered elements.

For fixed fee long-term contracts, the Company recognizes project revenues using the percentage-of-completion method of accounting upon completion of each contract milestone, under the provisions of ASC Topic 605-35, “Construction-Type and Production-Type Contracts”.

(c)	Interest income

Interest income is recognized on a time apportionment basis, taking into account the principal amounts outstanding and the interest rates applicable.

•	Product warranty and post service support

The Company generally offers product warranty and post-contract customer support (“PCS”) to its customers for a period of twelve months, free of charge. The Company periodically reviews actual warranty claims experience to determine a reserve for warranty liabilities if necessary.

•	Income taxes

The Company adopts the ASC Topic 740, “Income Taxes” regarding accounting for uncertainty in income taxes prescribes the recognition threshold and measurement attributes for financial statement recognition and measurement of tax positions taken or expected to be taken on a tax return. In addition, the guidance requires the determination of whether the benefits of tax positions will be more likely than not sustained upon audit based upon the technical merits of the tax position. For tax positions that are determined to be more likely than not sustained upon audit, a company recognizes the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement in the financial statements. For tax positions that are not determined to be more likely than not sustained upon audit, a company does not recognize any portion of the benefit in the financial statements. The guidance provides for de-recognition, classification, penalties and interest, accounting in interim periods and disclosure.

HOME TOUCH HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

For the six months ended September 30, 2009 and 2008, the Company did not have any interest and penalties associated with tax positions. As of September 30, 2009, the Company did not have any significant unrecognized uncertain tax positions.

The Company conducts major businesses in Hong Kong and is subject to tax in its own jurisdiction. As a result of its business activities, the Company files separate tax returns that are subject to examination by the foreign tax authority.

•	Foreign currencies translation

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the statement of operations.

The reporting currency of the Company is the United States dollars ("US$"). The Company's subsidiary in Hong Kong maintains its books and records in its local currency, Hong Kong Dollars ("HK$"), which is functional currency as being the primary currency of the economic environment in which the entity operates.

In general, for consolidation purposes, assets and liabilities of its subsidiary whose functional currency is not US$ are translated into US$, in accordance with ASC Topic 830-30, “Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiary are recorded as a separate component of accumulated other comprehensive income within the statement of stockholders’ equity. For the six months ended September 30, 2009 and 2008, the impact of foreign currencies translation is insignificant and no comprehensive income or loss is recorded.

•	Segment reporting

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. The Company operates in one reportable operating segment.

•	Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

HOME TOUCH HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

•	Fair value measurement

ASC Topic 820, “Fair Value Measurements and Disclosures” ("ASC 820") establishes a new framework for measuring fair value and expands related disclosures. Broadly, ASC 820 framework requires fair value to be determined based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. ASC 820 establishes a three-level valuation hierarchy based upon observable and non-observable inputs. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

For financial assets and liabilities, fair value is the price the Company would receive to sell an asset or pay to transfer a liability in an orderly transaction with a market participant at the measurement date. In the absence of active markets for the identical assets or liabilities, such measurements involve developing assumptions based on market observable data and, in the absence of such data, internal information that is consistent with what market participants would use in a hypothetical transaction that occurs at the measurement date.

•	Financial instruments

Cash and cash equivalents, accounts receivable and accounts payable are carried at cost which approximates fair value. The estimated fair value of long-term borrowing was $139,809 as of September 30, 2009 and long-term borrowing was $14,221 as of March 31, 2009, respectively, based on current market prices or interest rates. Any changes in fair value of assets or liabilities carried at fair value are recognized in other comprehensive income for each period.

•	Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

In September 2009, Accounting Standards Codification (“ASC”) became the source of authoritative U.S. GAAP recognized by the Financial Accounting Standards Board (“FASB”) for nongovernmental entities, except for certain FASB Statements not yet incorporated into ASC. Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative U.S. GAAP for registrants. The discussion below includes the applicable ASC reference.

The Company adopted ASC Topic 810-10, “Consolidation” (formerly SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”) effective January 2, 2009. Topic 810-10 changes the manner of presentation and related disclosures for the noncontrolling interest in a subsidiary (formerly referred to as a minority interest) and for the deconsolidation of a subsidiary. The adoption of these sections did not have a material impact on the Company’s condensed consolidated financial statements.

HOME TOUCH HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

ASC Topic 815-10, “Derivatives and Hedging” (formerly SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”) was adopted by the Company effective January 2, 2009. The guidance under ASC Topic 815-10 changes the manner of presentation and related disclosures of the fair values of derivative instruments and their gains and losses.

In April 2009, the FASB issued an update to ASC Topic 820-10 “Fair Value Measurements and Disclosures” (“ASC 820-10) (formerly FASB Staff Position No. SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”). The standard provides additional guidance on estimating fair value in accordance with ASC 820-10 when the volume and level of transaction activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability have significantly decreased and includes guidance on identifying circumstances that indicate if a transaction is not orderly. The Company adopted this pronouncement effective April 1, 2009 with no impact on its condensed consolidated financial statements.

In April 2009, the FASB issued FSP SFAS No. 107-1, “Disclosures about Fair Value of Financial Instruments” (“ASC 825-10”). ASC 825-10 requires fair value of financial instruments disclosure for interim reporting periods of publicly traded companies as well as in annual financial statements. ASC 825-10 is effective for interim periods ending after June 15, 2009 and was adopted by the Company in the second quarter. There was no material impact to the Company’s condensed consolidated financial statements as a result of the adoption of ASC 825-10.

The Company adopted, ASC Topic 855-10, “Subsequent Events” (formerly SFAS 165, “Subsequent Events”) effective April 1, 2009. This pronouncement changes the general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.

In June 2009, the FASB finalized SFAS No. 167, “Amending FASB interpretation No. 46(R)”, which was included in ASC Topic 810-10-05, “Variable Interest Entities”. The provisions of ASC Topic 810-10-05 amend the definition of the primary beneficiary of a variable interest entity and will require the Company to make an assessment each reporting period of its variable interests. The provisions of this pronouncement are effective January 1, 2010. The Company is evaluating the impact of the statement on its consolidated financial statements.

HOME TOUCH HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

In July 2009, the FASB issued SFAS No. 168, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168”).  SFAS 168 codified all previously issued accounting pronouncements, eliminating the prior hierarchy of accounting literature, in a single source for authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. SFAS 168, now ASC Topic 105-10, “Generally Accepted Accounting Principles”, is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this pronouncement did not have an effect on the Company’s condensed consolidated financial statements.

In August 2009, the FASB issued an update of ASC Topic 820, “Measuring Liabilities at Fair Value ”. The new guidance provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using prescribed techniques. The Company adopted the new guidance in the third quarter of 2009 and it did not materially affect the Company’s financial position and results of operations.

In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (a consensus of the FASB Emerging Issues Task Force)” which amends ASC 605-25, “Revenue Recognition: Multiple-Element Arrangements.” ASU No. 2009-13 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how to allocate consideration to each unit of accounting in the arrangement. This ASU replaces all references to fair value as the measurement criteria with the term selling price and establishes a hierarchy for determining the selling price of a deliverable. ASU No. 2009-13 also eliminates the use of the residual value method for determining the allocation of arrangement consideration. Additionally, ASU No. 2009-13 requires expanded disclosures. This ASU will become effective for us for revenue arrangements entered into or materially modified on or after April 1, 2011. Earlier application is permitted with required transition disclosures based on the period of adoption. The Company is currently evaluating the application date and the impact of this standard on its condensed consolidated financial statements.

NOTE－5	DEPOSITS AND OTHER CURRENT ASSETS

	September 30, 2009	March 31, 2009
	(Unaudited)	(Audited)

Rental and utilities deposits	$9,167	$25,705
Purchase deposit	60,426	9,673
	$69,593	$35,378

HOME TOUCH HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE－6	LONG-TERM BANK LOANS

Long-term bank loans consist of the following:
	September 30, 2009	March 31, 2009
	(Unaudited)	(Audited)
Bank loans, payable to financial institutions in Hong Kong:

Equivalent to HK$300,000 with interest rate at 6.84% per annum payable monthly, repayable by April 24, 2009, guaranteed by one director of the Company	$-	$1,603
Equivalent to HK$300,000 with interest rate at 7.8% per annum payable monthly, repayable by October 4, 2009, guaranteed by the directors of the Company	1,833	12,618
Equivalent to HK$1,200,000 with annual interest rate at 0.5% over Hong Kong prime rate payable monthly, repayable by May 3, 2012, guaranteed by the local government of Hong Kong and the directors of the Company	137,976	-

Total	139,809	14,221

Less: current portion of bank loans	(51,223)	(14,221)

Bank loans, net of current portion	$88,586	$-

As of September 30, 2009, the maturities of the long-term bank loan for the next 5 years are as follows:

Periods ending September 30,
2010	$51,223
2011	52,177
2012	36,409

Total long-term bank loans	$139,809

For the six months ended September 30, 2009, Hong Kong prime rate is 5% per annum.

NOTE－7	AMOUNTS DUE TO RELATED PARTIES

As of September 30, 2009, amounts due to related parties represented temporary advances to the Company, which were unsecured, non-interest bearing and repayable within the next twelve months and included the following:

(i)	amount due to a director of the Company, Mr. David Gunawan Ng totaling $53,847; and

HOME TOUCH HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

(ii)	amount due to a related company, which is controlled by Mr. David Gunawan Ng and Ms. Stella Wai Yau, the directors of the Company totaling $32,051.

NOTE－8	ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consist of the following:

	September 30, 2009	March 31, 2009
	(Unaudited)	(Audited)

Customer deposits	$181	$13,785
Customer deposits from related parties	52,956	52,956
Accrued operating expenses	82,744	61,021
Other payables	1,882	1,914
	$137,763	$129,676

NOTE－9	INCOME TAXES

For the six months ended September 30, 2009 and 2008, the Company and its subsidiary operate in various countries: United States of America and Hong Kong that are subject to income tax in the jurisdictions in which it operates, as follows:

United States of America

Hometouch is registered in the State of Nevada and is subject to United States of America tax law.

Hong Kong

The Company’s operating subsidiary, HTL is subject to Hong Kong Profits Tax at the statutory rate of 16.5% for the six months ended September 30, 2009 and 2008. During the six months ended September 30, 2009 and 2008, the Company incurred an operating loss of $93,315 and $25,825, accordingly, no provision for income taxes has been recorded.

The following table sets forth the significant components of the aggregate net deferred tax assets and liabilities of the Company as of September 30, 2009 and March 31, 2009:

	September 30, 2009	March 31, 2009
Deferred tax asset (liabilities):
Plant and equipment	$(1,106)	$(1,240)
Net operating loss carryforward	94,628	75,018
Total net deferred tax assets	93,522	73,778
Less: valuation allowance	(93,522)	(73,778)
Net deferred tax assets	$-	$-

HOME TOUCH HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

Based on the available objective evidence, including the history of losses, management believes that it is more likely than not that the net deferred assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets of $93,522 and $73,778 as of September 30, 2009 and March 31, 2009, respectively. For the six months ended September 30, 2009, the valuation allowance increased by $19,744, mainly relating to net operating loss carryforwards.

NOTE－10	RELATED PARTY TRANSACTIONS

(a)
For the six months ended September 30, 2009, the Company provided intelligent home system solutions at its current market value totaling $20,256 to a related company which is controlled by Mr. David Gunawan Ng and Ms. Stella Wai Yau, the directors of the Company in a normal course of business, with zero accounts receivable at year-end.

(b)
For the six months ended September 30, 2009, the Company leased out some portion of the office premises to and reimbursed rental charge of $23,077 from a related company, which is controlled by Mr. David Gunawan Ng and Ms. Stella Wai Yau, the directors of the Company, at the market price in accordance with the lease agreement in a normal course of business.

(c)
As of September 30, 2009, the Company received the customer deposits of $52,956 from the related company which is controlled by Mr. David Gunawan Ng and Ms. Stella Wai Yau, the directors of the Company, relating to the service agreement of intelligent home system solutions with the contract value of $158,059 at its current market value in a normal course of business.

NOTE－11	CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)	Major customers

For the three and six months ended September 30, 2009, the customer who accounts for 10% or more of the Company’s revenue is presented as follows:

HOME TOUCH HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

	Three months ended September 30, 2009		September 30, 2009
	Revenue	Percentage of revenue	Accounts receivable
Customer A	$17,964	22%	$-
Customer C	33,696	42%	103,472
Customer D	15,431	19%	-
Total:	$67,091	83%	$103,472

	Six months ended September 30, 2009		September 30, 2009
	Revenue	Percentage of revenue	Accounts receivable
Customer A	$17,964	10%	$-
Customer B	20,256	12%	-
Customer C	103,472	60%	103,472
Total:	$141,692	82%	$103,472

For the three and six months ended September 30, 2008, the customer who accounts for 10% or more of the Company’s revenue is presented as follows:

	Three months ended September 30, 2008		September 30, 2008
	Revenue	Percentage of revenue	Accounts receivable
Customer A	$291,566	57%	$82,589
Customer B	108,746	21%	64,058
Total:	$400,312	78%	$146,647

	Six months ended September 30, 2008		September 30, 2008
	Revenue	Percentage of revenue	Accounts Receivable
Customer A	$291,566	54%	$82,589
Customer B	108,746	20%	64,058
Total:	$400,312	74%	$146,647

(b)         Major vendors

For the three and six months ended September 30, 2009, the vendor who accounts for 10% or more of the Company’s purchases is presented as follows:

For the three months ended September 30, 2009, one vendor represented more than 10% of the Company’s purchases. This vendor accounts for 100% of the Company’s purchases amounting to $7,984, with $7,984 of accounts payable.

	Six months ended September 30, 2009		September 30, 2009
	Purchases	Percentage of purchases	Accounts payable

Vendor A	$7,984	46%	$7,984
Vendor B	9,215	54%	1,346
Total:	$17,199	100%	$9,330

For the three and six months ended September 30, 2008, the vendor who accounts for 10% or more of the Company’s purchases is presented as follows:

For the three months ended September 30, 2008, one vendor represented more than 10% of the Company’s purchases. This vendor accounts for 100% of the Company’s purchases amounting to $20,992, with $7,000 of accounts payable.

	Six months ended September 30, 2008		September 30, 2008
	Purchases	Percentage of purchases	Accounts payable

Vendor A	$35,974	62%	$-
Vendor B	21,175	36%	7,000
Total:	$57,149	98%	$7,000

(c)	Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and trade accounts receivable. The Company performs ongoing credit evaluations of its customers’ financial condition, but does not require collateral to support such receivables.

(d)	Interest rate risk

The Company’s interest-rate risk arises from long-term bank borrowings. Borrowings issued at variable rates expose the Company to cash flow interest-rate risk. Borrowings issued at fixed rates expose the Company to fair value interest-rate risk. The Company manages interest rate risk by varying the issuance and maturity dates variable rate debt, limiting the amount of variable rate debt, and continually monitoring the effects of market changes in interest rates. As of September 30, 2009, the borrowings were at fixed and variable rates in Note 6.

HOME TOUCH HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE－12	COMMITMENTS AND CONTINGENCIES

(a)	Operating lease commitments

The Company was committed under non-cancelable operating lease with fixed monthly rentals, due through October 26, 2011. Total rent expenses for the six months ended September 30, 2009 and 2008 was $3,846 and $9,988, respectively. As of September 30, 2009, future minimum rental payments due under the non-cancelable operating lease agreement are as follows:

Periods ending September 30,
2010	$53,846
2011	53,846
2012	1,592

Total:	$109,284

(b)	Reserve for product warranties

The Company has not experienced any material actual claims from product warranties where it was under obligation to honor its standard warranty provision. As such, no reserve for product warranties has been recognized in the statement of operations for the six months ended September 30, 2009 and 2008.

(c)	Revolving lines of credit

The Company obtained the revolving lines of credit with the available outstanding balance of $19,230 (equivalent to HK$150,000). Advances under the lines of credit are unsecured and bear interest at a rate of 3% per annum over Hong Kong Best Lending Rate, payable monthly. The revolving lines of credit is reviewed on a regular basis, subject to cancellation at the discretion of the bank and requires a minimum monthly fee of $13 (equivalent to HK$100). There were no borrowings under the revolving lines of credit as of September 30, 2009.

NOTE－13	SUBSEQUENT EVENTS

The Company evaluated subsequent events through December 3, 2009, the date the financial statements were issued, and there were no subsequent events which impacted the Company’s financial position or results of operations as of September 30, 2009 or which required disclosure.

Item 2. Management’s Discussion and Analysis or Plan of Operation

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this Form 10-Q. This Form 10-Q contains certain forward-looking statements and our future operating results could differ materially from those discussed herein. Certain statements contained in this discussion, including, without limitation, statements containing the words "believes", "anticipates," "expects" and the like, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). However, as we will issue “penny stock,” as such term is defined in Rule 3a51-1 promulgated under the Exchange Act, we are ineligible to rely on these safe harbor provisions. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained herein to reflect future events or developments.

Overview

Generally, we operate in the “home integration” market, also called “smart home” or “intelligent home,” although our products, solutions and services apply to commercial, hotels and industrial buildings as well.  This market is also sometimes referred to as “home automation.”

As a registered electrical contractor in Hong Kong, we are principally engaged in the provision of a variety of smart home system products and solutions, which enable to centrally control home systems with wireless or non-wireless features by means of radio frequency (RF) or European Installation Bus (EIB), wireless electronic networking technology to integrate the various devices and appliances commonly found in buildings, homes, hotels and offices.

We sell various smart home system products and solutions that can centrally control various systems and functions in a multitude of residential and commercial buildings that are either pre-wired as well as those that are not.  By using current technology available in the marketplace today, both our own and through third parties, we are equipped to design, supply, install and fully integrate an entire building system.

We have designed our own proprietary products such as Novel, Noble, and Royal Lighting Switch, which are produced for us by third party manufactures. We also design our own solutions such as t.HOME Building Management Software, E-broadcasting software and IP Smart.  In addition, we distribute products and software from other brands.  All of the products we sell operate on the same RF wireless frequency /or EIB and easily communicate with each other.

Through Home Touch Limited, we design and sell and install various energy saving + smart home system products and solutions.  Our products and solutions can centrally control home systems in buildings and/or villas which are pre-wired as well as those that aren’t pre-wired by using utilize radio frequency, or European Installation Bus, wireless electronic networking technology to integrate the various devices and appliances found in most homes, hotels and offices.  We design, supply and install the whole building system.  We are a registered electrical contractor in Hong Kong.

Our main target is property developers in Hong Kong and China – about 85% of our business come from them. We also sell to single end users, generally owners of high-end residences, that in general are referred by interior designers. For outside Hong Kong, we have a distribution agreement Home Touch Solutions Sdn Bhd, a Malaysian company.  Under our distribution agreement, the local distributor directly sells to developers.  We do not own Home Touch Solutions Sdn Bhd and they are not a partner or affiliate. Once they have purchased the products, they assume all expenses for installation and maintenance.

We design our own products such as Novel, Noble, Royal lighting switch, transceiver, remote controller, telephone controller, IP video door phone and WiFi video door phone, which are produced for us by third party manufactures. We also design our own solutions such as t.HOME, Building Management Software, E-boardcasting software and IP Smart. In addition, we distribute products and software from other brands.  All of the products we sell operate on the same RF wireless frequency /or EIB and easily communicate with each other.

Summary of Critical Accounting Estimates

In accordance with Accounting Standards Codification (“ASC”) ASC Topic 605, “Revenue Recognition”, the Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectibility is reasonably assured.

(a)         Sale of products

The Company generally sells its products on a no-return basis, including lighting and curtain switch, lighting components, video door phone, remote controller and computer accessories, etc. The Company recognizes product revenue when persuasive evidence of an arrangement exists, the product has been delivered upon shipment, the sales price is fixed or determinable and collectibility is reasonably assured.

(b)         Projects revenue

Under the intelligent home system solutions arrangement, the Company is obligated to deliver to its customers multiple products and/or services (“multiple elements”), which include two elements: (1) hardware and software; and (2) provision of design, customized implementation system and technical supports, under the customers’ requirement on significant modification of hardware and customization of software.

The Company offers multiple solutions to its customers' needs. Those solutions may involve the delivery or performance of multiple products and services and performance may occur at different points in time or over different periods of time. In general, its sale arrangements include initial installation of hardware, technical support or implementation services and involve consideration in the form of a fixed fee with no general rights of return.

Fee is negotiated in a fixed amount and concluded upon the signing the contract, which provides for a customer deposit upon contract execution, milestone billings. The Company classifies hardware and its related implementation fees together as project revenue in the statement of operation and considers multiple element arrangements . Revenue from the sales of the Company’s hardware are recognized upon shipment or delivery of the hardware provided that persuasive evidence of an arrangement exists, collection is probable, payment terms are fixed and determinable and no significant obligations remain. Revenues from providing implementation services or technical supports are recognized when services are rendered and accepted by the customers.

The Company adopted the provisions of ASC Topic 605-25, “Multiple-Element Arrangement” to allocates revenue for these transactions that include multiple elements to each unit of accounting based on its relative fair value and recognizes revenue for each unit of accounting when revenue recognition criteria have been met. The price charged when the element is sold separately generally determines fair value. When the Company has objective evidence of the fair values of undelivered elements but not delivered elements, the Company allocates revenue first to the fair value of the undelivered elements, and the residual revenue is then allocated to the delivered elements. If the fair value of any undelivered element included in a multiple element arrangement cannot be objectively determined, revenue is deferred until all elements are delivered or services have been performed, or until fair value can objectively be determined for any remaining undelivered elements.

For fixed fee long-term contracts, the Company recognizes project revenues using the percentage-of-completion method of accounting upon completion of each contract milestone, under the provisions of ASC Topic 605-35, “Construction-Type and Production-Type Contracts”.

(c)         Interest income

Interest income is recognized on a time apportionment basis, taking into account the principal amounts outstanding and the interest rates applicable.

Allowance for Doubtful Accounts

An allowance for doubtful accounts is established and determined based on managements’ assessment of known requirements, aging of receivables, payment history, the customer’s current credit worthiness and the economic environment.  If actual results differ from the estimate, revisions to the allowance are recorded.

Inventories

Inventories are recorded at the lower of first-in, first-out cost or market value, with expense estimates made for obsolescence or unsaleable inventory equal to the difference between the recorded cost of inventories and their estimated market value based upon assumptions about future demand and market conditions. On an on-going basis, we monitor these estimates and records adjustments for differences between estimates and actual experience. Historically, actual results have not significantly deviated from those determined using these estimates.

Impairment of Long-Lived Assets

Long-lived assets primarily include plant and equipment. In accordance with ASC Topic 360-10-5, “Impairment or Disposal of Long-Lived Assets”, we review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable.  If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset.

Income taxes

We have considered potential sources of future taxable income in determining the amount of a valuation allowance against its deferred tax assets at September 30, 2009.  Changes in the future taxable income estimate, could affect the deferred tax asset in the future and an adjustment to the valuation allowance would be recorded in the period such determination is made.

The Company adopts the ASC Topic 740, “Income Taxes” regarding accounting for uncertainty in income taxes prescribes the recognition threshold and measurement attributes for financial statement recognition and measurement of tax positions taken or expected to be taken on a tax return. In addition, the guidance requires the determination of whether the benefits of tax positions will be more likely than not sustained upon audit based upon the technical merits of the tax position. For tax positions that are determined to be more likely than not sustained upon audit, a company recognizes the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement in the financial statements. For tax positions that are not determined to be more likely than not sustained upon audit, a company does not recognize any portion of the benefit in the financial statements. The guidance provides for de-recognition, classification, penalties and interest, accounting in interim periods and disclosure.

Product warranty and post service support

We generally offer product warranty and post-contract customer support (“PCS”) to our customers for a period of twelve months, free of charge. The Company periodically reviews actual warranty claims experience to determine a reserve for warranty liabilities if necessary.

Results of Operations

Comparison of the three months ended September 30, 2009 to the three month ended September 30, 2008

The following table shows our revenues by type for the three months ended September 30, 2009 compared to the three months ended September 30, 2008.

	Three months	Three months
	ended September 30,	ended September 30,	Increase
	2009	2008	(Decrease)
Product sales	$10,366	$18,906	$(8,540)
Product sales, related party	-	7,172	(7,172)
Project revenue	68,775	382,859	(314,084)
Project revenue, related party	1,337	101,574	(100,237)
Total revenues, net	$80,478	$510,511	$(430,033)

The decrease is due to the downturn of the economy in Hong Kong, Macau and China which caused us to delay many of our projects during this period.  We are now focusing our efforts on project revenue instead of product revenue and we used a related party to bid on the projects.  We will continue to increase our project revenue; however, we will not be using the related party to bid on the projects.

The following table shows our cost of revenue for the three months ended September 30, 2009 compared to the three months ended September 30, 2008.

	Three months		Three months
	ended September 30,	Percent of	ended September 30,	Percent of
	2009	Revenue	2008	Revenue
Cost of product sold	$6,612	63.8%	$16,067	61.6%
Cost of project	39,360	56.1%	342,318	70.7%
Total cost of revenue	$45,972	57.1%	$358,385	70.2%

Management feels that the cost of revenue percentage for the three months ended September 30, 2009 is consistent with the cost of revenue percentage of 57.7% for the year ended March 31, 2009 and 56.0% for the year ended March 31, 2008 and will continue to be within this range.   Cost of revenue consists primarily of material costs, direct labor and sub-contracting fees.

Our operating expenses decreased $35,383 to $74,455 for the three months ended September 30, 2009, as compared to operating expenses of $109,838 for the three months ended September 30, 2008.  The decrease of 32.2% is due to the overall downturn of the economy.  We do not expect to see a significant increase in our operating expenses during the fiscal year ended March 31, 2010.

Comparison of the six months ended September 30, 2009 to the six month ended September 30, 2008
The following table shows our cost of revenue for the six months ended September 30, 2009 compared to the six months ended September 30, 2008.

	Six months	Six months
	ended September 30,	ended September 30,	Increase
	2009	2008	(Decrease)
Product sales	$12,717	$23,707	$(10,990)
Product sales, related party	-	7,172	(7,172)
Project revenue	138,819	408,141	(269,322)
Project revenue, related party	20,256	101,574	(81,318)
Total revenues, net	$171,792	$540,594	$(368,802)

The decrease is due to the downturn of the economy in Hong Kong, Macau and China which caused us to delay many of our projects during this period.  We are now focusing our efforts on project revenue instead of product revenue and we used a related party to bid on the projects.  We will continue to increase our project revenue; however, we will not be using the related party to bid on the projects.

The following table shows our cost of revenue for the three months ended September 30, 2009 compared to the three months ended September 30, 2008.

	Six months		Six months
	ended September 30,	Percent of	ended September 30,	Percent of
	2009	Revenue	2008	Revenue
Cost of product sold	$7,323	57.6%	$17,346	56.2%
Cost of project	90,943	57.2%	346,581	68.2%
Total cost of revenue	$98,266	57.2%	$363,924	67.3%

Management feels that the cost of revenue percentage for the six months ended September 30, 2009 is consistent with the cost of revenue percentage of 57.7% for the year ended March 31, 2009 and 56.0% for the year ended March 31, 2008 and will continue to be within this range.  Cost of revenue consists primarily of material costs, direct labor and sub-contracting fees.

Our operating expenses decreased $35,644 to $163,556 for the six months ended September 30, 2009, as compared to operating expenses of $199,200 for the six months ended September 30, 2008.  The decrease of 17.9% is due to the overall economic downturn.  We do not expect to see a significant increase in our operating expenses during the fiscal year ended March 31, 2010.

Liquidity and Capital Resources

At September 30, 2009, our cash and cash equivalents totaled $24,987, compared to $17,391 as of March 31, 2009.   Historically our cash has been provided by collection of sales revenues, bank loans, short and long-term notes as well as capital from related parties, primarily certain shareholders.   During the six months ended September 30, 2009 and 2008, cash used in operations was $203,890 and $108,204, respectively.  For the six months ended September 30, 2009, the cash used in operations comprised primarily of our net loss of $93,315, payments for inventories of $16,226, payments for deposits and other assets of 34,215 and increases in accounts receivable of $86,600, offset by an increase in accounts payable and accrued liabilities of $16,070.  For the six months ended September 30, 2008, the cash used in operations comprised primarily of our net loss of $25,825, an increase in accounts receivable of $152,114, offset by a decrease in inventories of $73,178.

We did not expend funds for investing activities during the six months ended September 30, 2009 and expended $4,995 for investing activities during the six months ended September 30, 2008.

During the six months ended September 30, 2009, we received proceeds from bank loans of $153,846 and received $115,385 as advances from related parties.  We made payments of $29,487 and $28,258 for repayments to related parties and payment on long-term bank loans, respectively.  During the six months ended September 30, 2008, we received $153,846 from a note payable and $100,000 as advances from related parties.  We made payments of $13,846, 179,487 and $18,751 for repayments to related parties, repayment on note payable and payment on long-term bank loans, respectively.

As we expand, we may need to make sizeable cash commitments to secure inventory, and the impact of this potential trend on our business is uncertain. We plan to continue to fund our operations from our stockholders and the anticipated addition of new banking facilities, such as Government Guarantee Loans and/or Hong Kong Government SME funding.  In addition, we plan to increase the initial deposit percentage from our clients upon the undertaking of new projects.  However, we currently do not have any agreements with shareholders or lenders and we can offer no assurances that we will be able to obtain additional funds on acceptable terms, if at all.

We also anticipate that our continued growth will require a substantial increase in capital needs. Except as set forth above, we do not have and we have not identified any source for additional financing.  There can be no assurance that we will be able to secure financing for this growth.  The ability and speed that will be able to grow of our operations will directly related to the amount of financing that we can obtain.
Long-term bank loans consist of the following:

	September 30, 2009	March 31, 2009
Bank loans, payable to financial institutions in Hong Kong:

Equivalent to HK$300,000 with interest rate at 6.84% per annum payable monthly, repayable by April 24, 2009, guaranteed by one director of our company	$-	$1,603

Equivalent to HK$300,000 with interest rate at 7.8% per annum payable monthly, repayable by October 4, 2009, guaranteed by the directors of our company	1,833	12,618

Equivalent to HK$1,200,000 with annual interest rate at 0.5% over Hong Kong prime rate payable monthly, repayable by May 3, 2012, guaranteed by the local government of Hong Kong and the directors of the Company	137,976

Total	139,809	14,221

Less: current portion of bank loans	(51,223)	(14,221)

Bank loans, net of current portion	$88,586	$-

The minimum future payments of the aggregate bank loans are $51,223 in the next 12 months.

From its inception, we have suffered from continuous losses with an accumulated deficit of $603,534 as of September 30, 2009. The continuation as a going concern through September 30, 2010 is dependent upon the continued financial support from its stockholders and credit facility from the revolving lines of credit. We have executed a growing strategy by setting up a showroom to attract and promote our products and solutions and plan to institute the cost-saving strategy to reduce all non-essential costs. Also, we are currently pursuing the additional financing for our operations. However, there is no assurance that we will be successful in securing sufficient funds to sustain the operations.

Commitments and Contingencies

Operating lease commitments

We were committed under non-cancelable operating lease with fixed monthly rentals, due through October 26, 2011. Total rent expenses for the six months ended September 30, 2009 and 2008 was $3,846 and $9,988, respectively.

Future minimum rental payments due under non-cancelable operating leases are as follows:

Periods ending September 30,
2010	$53,846
2011	53,846
2012	1,592

Total:	$109,284

Reserve for product warranties

We have not experienced any material actual claims from product warranties where it was under obligation to honor the standard warranty provision. As such, no reserve for product warranties has been recognized in the statement of operations for six months ended September 30, 2009 and 2008.

Revolving lines of credit

We have outstanding revolving bank line of credit of $19,230 (equivalent to HK$150,000). Advances under the lines of credit are unsecured and bear interest at a rate of 3% per annum over Hong Kong Best Lending Rate, payable monthly. The revolving bank line of credit is reviewed on a regular basis, subject to cancellation at the discretion of the bank and requires a minimum monthly fee of $13 (equivalent to HK$100). There were no borrowings under the revolving bank line of credit as of September 30, 2009.

Recently issued accounting pronouncements:

We have reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company has established disclosure controls and procedures to ensure that information required to be disclosed in this quarterly report on Form 10-Q was properly recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.  The Company’s controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers to allow timely decisions regarding required disclosure.   A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) at September 30, 2009, based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at September 30, 2009, our disclosure controls and procedures are effective.

Changes in internal control over financial reporting

There have been no changes in the Company's internal control over financial reporting that occurred during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our company.

ITEM 1A.  RISK FACTORS

Not applicable.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

ITEM 5.  OTHER INFORMATION

(a)	None.

(b)	There were no changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6. EXHIBITS

31.1	Certification of the Chief Executive Officer/Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Executive Officer/Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Executive Officer/Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Home Touch Holding Company

	Name	Date	Signature

By:	David Gunawan Ng, Chairman and Executive Director, Chief Executive Officer and Principal Executive Officer	12/3/2009	/s David Gunawan Ng Chairman and Executive Director, Chief Executive Officer and Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE	NAME	TITLE	DATE
/s/ David Gunawan Ng	David Gunawan Ng	Chairman and Executive Director, Chief Executive Officer and Principal Executive Officer	12/3/2009

/s/ Stella Wai Yau	Stella Wai Yau	COO, Chief Financial Officer, Secretary, Principal Accounting Officer and Director	12/3/2009