Form 10-Q
period 2009-12-31
HOME TOUCH HOLDING Co
filed 2010-02-12
CIK 1462047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period than the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐No ☒

As of February 11, 2010, the Company had 40,000,000 outstanding shares of common stock, par value $0.001.

Part I
Item 1.  Financial Statements

HOME TOUCH HOLDING COMPANY

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Page

Condensed Consolidated Balance Sheets as of December 31, 2009 and March 31, 2009	F-2

Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income for the Three and Nine Months ended December 31, 2009 and 2008	F-3

Condensed Consolidated Statements of Cash Flows for the Nine Months ended December 31, 2009 and 2008	F-4

Condensed Consolidated Statement of Stockholders’ (Deficit) Equity for the Nine Months ended December 31, 2009	F-5

Notes to Condensed Consolidated Financial Statements	F-6 – F-17

HOME TOUCH HOLDING COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2009 AND MARCH 31, 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	December 31, 2009	March 31, 2009
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$244,210	$17,391
Accounts receivable, trade	-	17,111
Accounts receivable, related party	-	6,108
Inventories	133,516	116,713
Deposits and other current assets	118,837	35,378

Total current assets	496,563	192,701

Non-current assets:
Plant and equipment, net	15,286	21,718

TOTAL ASSETS	$511,849	$214,419

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$1,347	$1,347
Customer deposits	196,340	13,785
Customer deposits, related party	52,956	52,956
Current portion of long-term bank loans	50,073	14,221
Amounts due to related parties	85,898	-
Accrued liabilities and other payables	94,722	62,935

Total current liabilities	481,336	145,244

Long-term liabilities:
Long-term bank loans	75,809	-

Total long-term liabilities	75,809	-

Total liabilities	557,145	145,244

Commitments and contingencies

Stockholders’ (deficit) equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 40,000,000 shares issued and outstanding as of December 31, 2009 and March 31, 2009	40,000	40,000
Additional paid-in capital	539,394	539,394
Accumulated deficit	(624,690)	(510,219)

Total stockholders’ (deficit) equity	(45,296)	69,175

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$511,849	$214,419

See accompanying notes to condensed consolidated financial statements.

HOME TOUCH HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF
OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Three months ended December 31,		Nine months ended December 31,
	2009	2008	2009	2008

REVENUES, NET:
Product sales	$-	$8,138	$12,717	$31,845
Product sales, related party	-	6,510	-	13,682
Project revenue	122,049	148,128	260,868	556,269
Project revenue, related party	-	28,833	20,256	130,407
Service revenue	-	127,193	-	127,193
Total revenues, net	122,049	318,802	293,841	859,396

COST OF REVENUE:
Cost of products sold	-	9,114	7,323	26,460
Cost of project	47,288	98,115	138,231	444,696
Cost of service	-	7,273	-	7,273
Total cost of revenue	47,288	114,502	145,554	478,429

GROSS PROFIT	74,761	204,300	148,287	380,967

Operating expenses:
Depreciation	2,144	1,796	6,432	2,813
Selling, general and administrative	91,939	103,425	251,207	301,608
Total operating expenses	94,083	105,221	257,639	304,421

(LOSS) INCOME FROM OPERATIONS	(19,322)	99,079	(109,352)	76,546

Other income (expense):
Interest income	-	4	4	7
Interest expense	(1,834)	(1,378)	(5,123)	(4,673)
Total other expense	(1,834)	(1,374)	(5,119)	(4,666)

(LOSS) INCOME BEFORE INCOME TAXES	(21,156)	97,705	(114,471)	71,880

Income tax expense	-	-	-	-

NET (LOSS) INCOME	$(21,156)	$97,705	$(114,471)	$71,880

Net (loss) income per share – Basic and diluted	$(0.00)	$0.00	$(0.00)	$0.00

Weighted average shares outstanding – Basic and diluted	40,000,000	40,000,000	40,000,000	40,000,000

See accompanying notes to condensed consolidated financial statements.

HOME TOUCH HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

	Nine months ended December 31,
	2009	2008

Cash flows from operating activities:
Net (loss) income	$(114,471)	$71,880
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	6,432	2,813
Changes in operating assets and liabilities:
Restricted cash	-	47,436
Accounts receivable, trade	17,111	(81,451)
Accounts receivable, related party	6,108	(8,673)
Inventories	(16,803)	80,169
Deposits and other current assets	(83,459)	(712)
Accounts payable	-	(14,328)
Customer deposits	182,555	(64,667)
Customer deposits, related party	-	52,956
Other payables and accrued liabilities	31,787	10,168

Net cash provided by operating activities	29,260	95,591

Cash flows from investing activities
Purchase of plant and equipment	-	(21,546)

Net cash used in investing activities	-	(21,546)

Cash flows from financing activities:
Advances from related parties	85,898	54,626
Proceeds from note payable	-	153,846
Payment on note payable	-	(269,231)
Proceeds from long-term bank loans	153,846	-
Payment on long-term bank loans	(42,185)	(28,396)

Net cash provided by (used in) financing activities	197,559	(89,155)

NET CHANGE IN CASH AND CASH EQUIVALENTS	226,819	(15,110)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	17,391	108,000

CASH AND CASH EQUIVALENTS, END OF PERIOD	$244,210	$92,890

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$5,123	$4,673
Cash paid for income tax	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
Forfeiture of amounts due to related parties	$-	$437,327
Forfeiture of note payable due to a related party	$-	$89,744

See accompanying notes to condensed consolidated financial statements.

HOME TOUCH HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ (DEFICIT) EQUITY
FOR THE NINE MONTHS ENDED DECEMBER 31, 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Preferred Stock		Common Stock		Additional	Accumulated	Total stockholders’
	No. of share	Amount	No. of share	Amount	paid-in capital	deficit	equity (deficit)

Balance as of April 1, 2009	-	$-	40,000,000	$40,000	$539,394	$(510,219)	$69,175

Net loss for the period	-	-	-		-	(114,471)	(114,471)

Balance as of December 31, 2009	-	$-	40,000,000	$40,000	$539,394	$(624,690)	$(45,296)

See accompanying notes to condensed consolidated financial statements.

HOME TOUCH HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2009
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

In the opinion of management, the consolidated balance sheet as of March 31, 2009 has been derived from the audited consolidated financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results of operation for the nine months ended December 31, 2009 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2010 or for any future period.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with its audited consolidated financial statements for the year ended March 31, 2009.

NOTE－2	ORGANIZATION AND BUSINESS BACKGROUND

Home Touch Holding Company (“Hometouch” or “the Company”) was incorporated in the State of Nevada on January 26, 2009.

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

The Company’s subsidiary, Home Touch Limited was incorporated as a limited liability company in Hong Kong Special Administrative Region of China (“Hong Kong”) on July 23, 2004, with its principal place of business in Hong Kong.

Hometouch and its subsidiary are hereinafter referred to as (the “Company”).

NOTE－3	GOING CONCERN UNCERTAINTIES

The accompanying condensed consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

HOME TOUCH HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

For the nine months ended December 31, 2009, the Company has incurred a continuous operating loss of $114,471 with an accumulated deficit of $624,690 as of that date. The continuation of the Company as a going concern through December 31, 2010 is dependent upon the continued financial support from its stockholders and credit facility from the revolving lines of credit. The Company is currently pursuing the additional financing for its operations. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

NOTE－4	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

●	Use of estimates

In preparing these condensed consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets and revenues and expenses during the periods reported. Actual results may differ from these estimates.

●	Basis of consolidation

The condensed consolidated financial statements include the accounts of Hometouch and its subsidiary, after elimination of significant intercompany balances and transactions within the Company.

●	Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

●	Accounts receivable

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

●	Inventories

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

HOME TOUCH HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

For the nine months ended December 31, 2009 and 2008, the Company did not record an allowance for obsolete inventories, nor have there been any write-offs.

●	Plant and equipment

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

Depreciation expenses for the three months ended December 31, 2009 and 2008 were $2,144 and $1,796, respectively.

Depreciation expenses for the nine months ended December 31, 2009 and 2008 were $6,432 and $2,813, respectively.

●	Impairment of long-lived assets

Long-lived assets primarily include plant and equipment. In accordance with the provisions of Accounting Standards Codification ("ASC") Topic 360-10-5, “Impairment or Disposal of Long-Lived Assets”, the Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There has been no impairment as of December 31, 2009.

●	Revenue recognition

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

HOME TOUCH HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

The Company offers multiple solutions to their customers' needs. Those solutions may involve the delivery or performance of multiple products and services and performance may occur at different points in time or over different periods of time. In general, its sale arrangements include initial installation of hardware, technical support or implementation services and involve consideration in the form of a fixed fee with no general rights of return.

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

(c)	Interest income

Interest income is recognized on a time apportionment basis, taking into account the principal amounts outstanding and the interest rates applicable.

●	Product warranty and post service support

The Company generally offers product warranty and post-contract customer support (“PCS”) to its customers for a period of twelve months, free of charge. The Company periodically reviews actual warranty claims experience to determine a reserve for warranty liabilities if necessary.

●	Income taxes

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

HOME TOUCH HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

For the nine months ended December 31, 2009 and 2008, the Company did not have any interest and penalties associated with tax positions. As of December 31, 2009, the Company did not have any significant unrecognized uncertain tax positions.

The Company conducts major businesses in Hong Kong and is subject to tax in its own jurisdiction. As a result of its business activities, the Company files separate tax returns that are subject to examination by the foreign tax authority.

●	Foreign currencies translation

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

In general, for consolidation purposes, assets and liabilities of its subsidiary whose functional currency is not US$ are translated into US$, in accordance with ASC Topic 830-30, “Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiary are recorded as a separate component of accumulated other comprehensive income within the statement of stockholders’ equity. For the nine months ended December 31, 2009 and 2008, the impact of foreign currencies translation is insignificant and no comprehensive income or loss is recorded.

●	Segment reporting

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. The Company operates in one reportable operating segment.

●	Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

●	Fair value measurement

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

HOME TOUCH HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

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

●	Financial instruments

Cash and cash equivalents, accounts receivable, deposits and other current assets, accounts payable, customer deposits, amounts due to related parties and accrued liabilities and other payables are carried at cost which approximates fair value. The estimated fair value of long-term bank loans was $125,882 as of December 31, 2009, based on current market prices or interest rates. Any changes in fair value of assets or liabilities carried at fair value are recognized in other comprehensive income for each period.

●	Recent accounting pronouncements

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

HOME TOUCH HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE－5	DEPOSITS AND OTHER CURRENT ASSETS

	December 31, 2009	March 31, 2009
	(Unaudited)	(Audited)

Rental and utilities deposits	$9,167	$25,705
Purchase deposit	109,670	9,673
	$118,837	$35,378

NOTE－6	LONG-TERM BANK LOANS

Long-term bank loans consist of the following:

	December 31, 2009	March 31, 2009
	(Unaudited)	(Audited)

Bank loans, payable to financial institutions in Hong Kong:

Equivalent to HK$300,000 with interest rate at 6.84% per annum, payable monthly, repayable by April 24, 2009, guaranteed by one director of the Company	$-	$1,603

Equivalent to HK$300,000 with interest rate at 7.8% per annum, payable monthly, repayable by October 4, 2009, guaranteed by the directors of the Company	-	12,618

Equivalent to HK$1,200,000 with interest rate at 0.5% per annum over Hong Kong Prime Rate, payable monthly, repayable by May 3, 2012, guaranteed by the local government of Hong Kong Special Administrative Region and the directors of the Company	125,882	-

Total	125,882	14,221

Less: current portion of bank loans	(50,073)	(14,221)

Bank loans, net of current portion	$75,809	$-

For the nine months ended December 31, 2009, Hong Kong Prime Rate is 5% per annum.

As of December 31, 2009, the maturities of the long-term bank loan for the next five years are as follows:

Periods ending December 31:
2010	$50,073
2011	52,897
2012	22,912

Total long-term bank loan	$125,882

HOME TOUCH HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE－7	AMOUNTS DUE TO RELATED PARTIES

As of December 31, 2009, amounts due to related parties represented temporary advances to the Company, which were unsecured, non-interest bearing and repayable within the next twelve months and included the following:

(i)	amount due to a director of the Company, Mr. David Gunawan Ng totaling $53,847; and

(ii)	amount due to a related company, which is controlled by Mr. David Gunawan Ng and Ms. Stella Wai Yau, the directors of the Company totaling $32,051.

NOTE－8	ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consist of the following:

	December 31, 2009	March 31, 2009
	(Unaudited)	(Audited)

Accrued operating expenses	$92,744	$61,021
Other payables	1,978	1,914
	$94,722	$62,935

NOTE－9	INCOME TAXES

For the nine months ended December 31, 2009 and 2008, the Company and its subsidiary operate in various countries: United States of America and Hong Kong that are subject to income tax in the jurisdictions in which it operates, as follows:

United States of America

Hometouch is registered in the State of Nevada and is subject to United States of America tax law.

Hong Kong

The Company’s operating subsidiary, Home Touch Limited is subject to Hong Kong Profits Tax at the statutory rate of 16.5% and 16.5% for the nine months ended December 31, 2009 and 2008. During the nine months ended December 31, 2009 and 2008, the Company incurred an operating loss of $114,471 and an operating income of $71,880 respectively, no provision for income taxes was recorded.

The following table sets forth the significant components of the aggregate net deferred tax assets and liabilities of the Company as of December 31, 2009 and March 31, 2009:

	December 31, 2009	March 31, 2009

Deferred tax asset (liabilities):
Plant and equipment	$(752)	$(1,240)
Net operating loss carryforwards	113,026	75,018
Total net deferred tax assets	112,274	73,778
Less: valuation allowance	(112,274)	(73,778)
Net deferred tax assets	$-	$-

HOME TOUCH HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

Based on the available objective evidence, including the history of losses, management believes that it is more likely than not that the net deferred assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets of $112,274 and $73,778 as of December 31, 2009 and March 31, 2009, respectively. For the nine months ended December 31, 2009, the valuation allowance increased by $38,496, mainly relating to net operating loss carryforwards.

NOTE－10	RELATED PARTY TRANSACTIONS

(a)
For the nine months ended December 31, 2009, the Company provided intelligent home system solutions at its current market value totaling $20,256 to a related company which is controlled by Mr. David Gunawan Ng and Ms. Stella Wai Yau, the directors of the Company in a normal course of business, with none of accounts receivable at year-end.

(b)
For the nine months ended December 31, 2009, the Company leased out some portion of the office premises to and reimbursed rental charge of $34,615 from a related company, which is controlled by Mr. David Gunawan Ng and Ms. Stella Wai Yau, the directors of the Company, at the market price in accordance with the lease agreement in a normal course of business.

(c)
As of December 31, 2009, the Company received the customer deposits of $52,956 from the related company which is controlled by Mr. David Gunawan Ng and Ms. Stella Wai Yau, the directors of the Company, relating to the service agreement of intelligent home system solutions with the contract value of $158,059 at its current market value in a normal course of business.

NOTE－11	CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)	Major customers

For the three months ended December 31, 2009, one customer represented more than 10% of the Company’s revenue. This customer accounts for 96% of the Company’s revenue amounting to $117,208, with $0 of accounts receivable.

For the nine months ended December 31, 2009, one customer represented more than 10% of the Company’s revenue. This customer accounts for 75% of the Company’s revenue amounting to $220,680, with $0 of accounts receivable.

For the three and nine months ended December 31, 2008, the customer who accounts for 10% or more of the Company’s revenue is presented as follows:

	Three months ended December 31, 2008		December 31, 2008
	Revenue	Percentage of revenue	Accounts receivable
Customer A	$135,832	43%	$74,227
Customer B	35,344	11%	8,673
Customer C	127,193	40%	-
Total:	$298,369	94%	$82,900

HOME TOUCH HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

	Nine months ended December 31, 2008		December 31, 2008
	Revenue	Percentage of revenue	Accounts Receivable
Customer A	$427,398	50%	$74,227
Customer B	144,090	17%	8,673
Customer C	127,193	15%	-
Total:	$698,681	82%	$82,900

(b)	Major vendors

For the three and nine months ended December 31, 2009, the vendor who accounts for 10% or more of the Company’s purchases is presented as follows:

For the three months ended December 31, 2009, one vendor represented more than 10% of the Company’s purchases. This vendor accounts for 100% of the Company’s purchases amounting to $962, with $0 of accounts payable.

	Nine months ended December 31, 2009		December 31, 2009
	Purchases	Percentage of purchases	Accounts payable
Vendor A	$8,945	49%	$-
Vendor B	9,215	51%	1,347
Total:	$18,160	100%	$1,347

For the three and nine months ended December 31, 2008, the vendor who accounts for 10% or more of the Company’s purchases is presented as follows:

	Three months ended December 31, 2008		December 31, 2008
	Purchases	Percentage of purchases	Accounts payable
Vendor A	$7,695	37%	$-
Vendor B	7,392	36%	1,347
Vendor C	3,613	18%	-
Total:	$18,700	91%	$1,347

HOME TOUCH HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

	Nine months ended December 31, 2008		December 31, 2008
	Purchases	Percentage of purchases	Accounts payable
Vendor A	$43,669	61%	$-
Vendor B	21,175	10%	1,347
Total:	$64,844	71%	$1,347

(c)	Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and trade accounts receivable. The Company performs ongoing credit evaluations of its customers’ financial condition, but does not require collateral to support such receivables.

(d)	Interest rate risk

The Company’s interest-rate risk arises from long-term bank loans. Borrowings issued at variable rates expose the Company to cash flow interest-rate risk. Borrowings issued at fixed rates expose the Company to fair value interest-rate risk. The Company manages interest rate risk by varying the issuance and maturity dates variable rate debt, limiting the amount of variable rate debt, and continually monitoring the effects of market changes in interest rates. As of December 31, 2009, the borrowings were at variable rates in Note 6.

NOTE－12	COMMITMENTS AND CONTINGENCIES

(a)	Operating lease commitments

The Company was committed under non-cancelable operating lease with fixed monthly rentals, due through October 26, 2011. Total rent expenses for the nine months ended December 31, 2009 and 2008 was $5,769 and $14,242 respectively. As of December 31, 2009, future minimum rental payments due under the non-cancelable operating lease agreement are as follows:

Periods ending December 31,
2010	$53,846
2011	41,977
Total:	$95,823

(b)	Reserve for product warranties

The Company has not experienced any material actual claims from product warranties where it was under obligation to honor its standard warranty provision. As such, no reserve for product warranties has been recognized in the statement of operations for the nine months ended December 31, 2009 and 2008.

(c)	Revolving lines of credit

The Company obtained the revolving lines of credit with the available outstanding balance of $19,230 (equivalent to HK$150,000). Advances under the lines of credit are unsecured and bear interest at a rate of 3% per annum over Hong Kong Best Lending Rate, payable monthly. The revolving lines of credit is reviewed on a regular basis, subject to cancellation at the discretion of the bank and requires a minimum monthly fee of $13 (equivalent to HK$100). There were no borrowings under the revolving lines of credit as of December 31, 2009.

HOME TOUCH HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE－13	COMPARATIVE FIGURES

Certain amounts in prior periods presented have been reclassified to conform to the current period financial statement presentation.

NOTE－14	SUBSEQUENT EVENTS

The Company evaluated subsequent events through February 12, 2010, the date the financial statements were issued, and there were no subsequent events which impacted the Company’s financial position or results of operations as of December 31, 2009 or which required disclosure.

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

Revenue Recognition

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

Income taxes

We have considered potential sources of future taxable income in determining the amount of a valuation allowance against its deferred tax assets at December 31, 2009.  Changes in the future taxable income estimate, could affect the deferred tax asset in the future and an adjustment to the valuation allowance would be recorded in the period such determination is made.

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

Results of Operations

Comparison of the three months ended December 31, 2009 to the three month ended December 31, 2008

The following table shows our revenues by type for the three months ended December 31, 2009 compared to the three months ended December 31, 2008.

	Three months	Three months
	ended December 31,	ended December 31,	Increase
	2009	2008	(Decrease)
Product sales	$-	$8,138	$(8,138)
Product sales, related party	-	6,510	(6,510)
Project revenue	122,049	148,128	(26,079)
Project revenue, related party	-	28,833	(28,833)
Service revenue	-	127,193	(127,193)
Total revenues, net	$122,049	$318,802	$(196,753)

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

The following table shows our cost of revenue for the three months ended December 31, 2009 compared to the three months ended December 31, 2008.

	Three months		Three months
	ended December 31,	Percent of	ended December 31,	Percent of
	2009	Revenue	2008	Revenue
Cost of product sold	$-	-	$9,114	62.2%
Cost of project	$47,288	38.7%	$98,115	55.4%
Cost of service	-	-	7,273	5.7%
Total cost of revenue	$47,288	38.7%	$114,502	35.9%

Management feels that the cost of revenue percentage of 38.7% for the three months ended December 31, 2009 is consistent with the cost of revenue percentage of 35.9% for the three months ended December 31, 2008 and will continue to be within this range.   Cost of revenue consists primarily of direct labor and sub-contracting fees.

Our operating expenses decreased $11,138 to $94,083 for the three months ended December 31, 2009, as compared to operating expenses of $105,221 for the three months ended December 31, 2008.  The decrease of 10.6% is due to the overall downturn of the economy.  We do not expect to see a significant increase in our operating expenses during the fiscal year ended March 31, 2010.

Comparison of the nine months ended December 31, 2009 to the nine month ended December 31, 2008

The following table shows our cost of revenue for the nine months ended December 31, 2009 compared to the nine months ended December 31, 2008.

	Nine months	Nine months
	ended December 31,	ended December 31,	Increase
	2009	2008	(Decrease)
Product sales	$12,717	$31,845	$(19,128)
Product sales, related party	-	13,682	(13,682)
Project revenue	260,868	556,269	(295,401)
Project revenue, related party	20,256	130,407	(110,151)
Service revenue	-	127,193	(127,193)
Total revenues, net	$293,841	$859,396	$(565,555)

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

The following table shows our cost of revenue for the nine months ended December 31, 2009 compared to the nine months ended December 31, 2008.

	Nine months		Nine months
	ended December 31,	Percent of	ended December 31,	Percent of
	2009	Revenue	2008	Revenue
Cost of product sold	$7,323	57.6%	$26,460	58.1%
Cost of project	$138,231	49.2%	$444,696	64.8%
Cost of service	-	-	7,273	5.7%
Total cost of revenue	$145,554	49.5%	$478,429	55.7%

The decrease in the cost of revenue percentage from 55.7% for the nine months ended December 31, 2008 to 45.9% for the nine months ended December 31, 2009 is because the 2008 cost of project included hardware items and labor for one of the large projects that was completed, and in 2009 only labor costs were included in the cost of project.  Cost of revenue consists primarily of direct labor and sub-contracting fees.

Our operating expenses decreased $46,782 to $257,639 for the nine months ended December 31, 2009, as compared to operating expenses of $304,421 for the nine months ended December 31, 2008.  The decrease of 15.4% is due to the overall economic downturn. We do not expect to see a significant increase in our operating expenses during the fiscal year ended March 31, 2010.

Liquidity and Capital Resources

At December 31, 2009, our cash and cash equivalents totaled $244,210, compared to $17,391 as of March 31, 2009.   Historically our cash has been provided by collection of sales revenues, bank loans, short and long-term notes as well as capital from related parties, primarily certain shareholders.   During the nine months ended December 31, 2009 cash provided by operations was $29,260.  For the nine months ended December 31, 2009, the cash used provided by operations comprised primarily of our net loss of $114,471, payments for inventories of $16,803 and payments for deposits and other current assets of 83,459 offset primarily by a decrease in accounts receivable of $23,219, increases in customer deposits of $182,555 and an increase in other payables and accrued liabilities of $31,787.  The increase in deposits is related to six new contracts that we received during the period.

We did not expend funds for investing activities during the nine months ended December 31, 2009.

During the nine months ended December 31, 2009, we received proceeds from bank loans of $153,846 and received $85,898 as advances from related parties.  We made payments of $42,185 for repayments on long-term bank loans.

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

Long-term bank loans consist of the following:

	September 30,	March 31,
	2009	2009
Bank loans, payable to financial institutions in Hong Kong:

Equivalent to HK$300,000 with interest rate at 6.84% per annum, payable monthly, repayable by April 24, 2009, guaranteed by one director of the Company	$-	$1,603

Equivalent to HK$300,000 with interest rate at 7.8% per annum, payable monthly, repayable by October 4, 2009, guaranteed by the directors of the Company	-	12,618

Equivalent to HK$1,200,000 with annual interest rate at 0.5% over Hong Kong Prime Rate, payable monthly, repayable by May 3, 2012, guaranteed by the local government of Hong Kong and the directors of the Company	125,882	-

Total	125,882	14,221

Less: current portion of bank loans	(50,073)	(14,221)

Bank loans, net of current portion	$75,809	$-

The minimum future payments of the aggregate bank loans are $50,073 in the next 12 months.

Going Concern

For the nine months ended December 31, 2009, we have incurred a continuous operating loss of $114,471 with an accumulated deficit of $624,690 as of that date. Our continuing as a going concern through December 31, 2010 is dependent upon the continued financial support from its stockholders and credit facility from the revolving lines of credit. The Company is currently pursuing the additional financing for its operations. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result if we are not able to continue as a going concern.

Commitments and Contingencies

Operating lease commitments

We were committed under non-cancelable operating lease with fixed monthly rentals, due through October 26, 2011. Total rent expenses for the nine months ended December 31, 2009 and 2008 was $5,769 and $14,242, respectively.

Future minimum rental payments due under non-cancelable operating leases are as follows:

Periods ending December 31,
2010	$53,846
2011	41,977

Total:	$95,823

Reserve for product warranties

We have not experienced any material actual claims from product warranties where it was under obligation to honor the standard warranty provision. As such, no reserve for product warranties has been recognized in the statement of operations for nine months ended December 31, 2009 and 2008.

Revolving lines of credit

We have outstanding revolving bank line of credit of $19,230 (equivalent to HK$150,000). Advances under the lines of credit are unsecured and bear interest at a rate of 3% per annum over Hong Kong Best Lending Rate, payable monthly. The revolving bank line of credit is reviewed on a regular basis, subject to cancellation at the discretion of the bank and requires a minimum monthly fee of $13 (equivalent to HK$100). There were no borrowings under the revolving bank line of credit as of December 31, 2009.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) at December 31, 2009, based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at December 31, 2009, our disclosure controls and procedures are effective.

Changes in internal control over financial reporting

There have been no changes in the Company's internal control over financial reporting that occurred during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Home Touch Holding Company

	Name	Date	Signature

By:	David Gunawan Ng, Chairman and Executive Director, Chief Executive Officer and Principal Executive Officer	2/12/2010	/s/ David Gunawan Ng Chairman and Executive Director, Chief Executive Officer and Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE	NAME	TITLE	DATE
/s/ David Gunawan Ng	David Gunawan Ng	Chairman and Executive Director, Chief Executive Officer and Principal Executive Officer	2/12/2010

/s/ Stella Wai Yau	Stella Wai Yau	COO, Chief Financial Officer, Secretary, Principal Accounting Officer and Director	2/12/2010