Form 10-K
period 2010-03-31
HOME TOUCH HOLDING Co
filed 2010-06-29
CIK 1462047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2010

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number:  333-158713

HOME TOUCH HOLDING COMPANY
 (Exact name of registrant as specified in its charter)

NEVADA	26-4309660
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

703 Liven House, 61-63 King Yip Street, Kwun Tong, Hong Kong	N/A
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  85-2-2111-0121

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding at June 29, 2010
Common Stock, $.001 par value per share	40,000,000 shares

DOCUMENTS INCORPORATED BY REFERENCE: None

i

PART I

Forward Looking Statements

This Form 10-K contains “forward-looking” statements including statements regarding our expectations of our future operations. For this purpose, any statements contained in this Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” or “continue” or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control.

These risks and uncertainties include international, national, and local general economic and market conditions; our ability to sustain, manage, or forecast growth, our ability to successfully make and integrate acquisitions, new product development and introduction, existing government regulations and changes in, or the failure to comply with, government regulations, adverse publicity, competition, the loss of significant customers or suppliers, fluctuations and difficulty in forecasting operating results, change in business strategy or development plans, business disruptions, the ability to attract and retain qualified personnel, the ability to protect technology, and the risk of foreign currency exchange rate.  Although the forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by them.  In light of these risks and uncertainties, you are cautioned not to place undue reliance on these forward-looking statements. Except as required by law, we undertake no obligation to announce publicly revisions we make to these forward-looking statements to reflect the effect of events or circumstances that may arise after the date of this report. All written and oral forward-looking statements made subsequent to the date of this report and attributable to us or persons acting on our behalf are expressly qualified in their entirety by this section.

ITEM 1. DESCRIPTION OF BUSINESS.

General

The Company

Home Touch Holding Company, or we or us, is a Nevada corporation formed on January 26, 2009.  As of January 26, 2009, we acquired Home Touch Limited, a Hong Kong Special Administrative Region of China corporation formed as Lexing Group Limited in July 2004 which changed its name to Home Touch Limited in 2005.  Home Touch Limited is our wholly-owned subsidiary.  The transaction was structured as a share exchange in which we exchanged 40,000,000 shares of our common stock for 10,000 shares of Home Touch Limited.  The purpose of this transaction was solely to form a U.S. holding company for our business.

The Reverse Stock Split

On May 3, 2010, our stockholders and Board of Directors approved and adopted a 1-for-20 reverse stock split, or the Reverse Split, of all issued and outstanding shares of the Company's common stock, subject to the Board's discretion of effecting the reverse stock split and subject to compliance with state and federal laws.  The Reverse Stock Split will not be effective until we take the actions required under Nevada law and by the Securities and Exchange Commission, including the filing of preliminary and definitive information statements with the Securities and Exchange Commission in accordance with Rule 14c-2 of the Securities Exchange Act of 1934.  As of the date of this Report, the Reverse Stock Split has not yet been effectuated.  We intend to effectuate the Reverse Stock Split as soon as reasonably practicable.

The Reverse Stock Split is implemented in connection with our plans to attract additional financing and potential business opportunities.  Our Board believes that the reduction in the number of issued and outstanding shares of common stock resulting from the Reverse Stock Split will provide us with additional authorized but unissued shares which could be utilized for future acquisitions or financings or general corporate purposes such as stock dividends, stock splits or other recapitalizations and grants of stock options.  We are actively considering financing and business candidates and opportunities.  There are currently no definitive plans, proposals or arrangements to issue our securities or which may result in a change in control of the Company, although opportunities for acquisitions and equity financings could arise at any time. No assurances can be given that such financing candidates or business opportunities will be found.

Our principal office is located at 703 Liven House, 61-63 King Yip Street, Kwun Tong, Hong Kong; telephone:  852-2111-0121.

Business

Through Home Touch Limited, we design and sell and install various energy saving and smart home system products and solutions.  Our products and solutions can centrally control home systems in buildings and/or villas which are pre-wired as well as those that aren’t pre-wired by using utilize radio frequency, or European Installation Bus, wireless electronic networking technology to integrate the various devices and appliances found in most homes, hotels and offices.  We design, supply and install the whole building system.  We are a registered electrical contractor in Hong Kong.

We primarily serve property developers in Hong Kong and China – about 74%  of our business comes from them. We also sell to single end users, generally owners of high-end residences that, in general, are referred by interior designers. For outside Hong Kong, we have a distribution agreement with Home Touch Solutions Sdn Bhd, an unaffiliated third party organized in Malaysia. Under our distribution agreement, our distributor sells to developers directly.  Once the distributor has purchased the products, it assumes all expenses for installation and maintenance. We have sold $3,717 to this distributor as of March 31, 2010.

We design some of the products we sell such as Novel, Noble, Royal lighting switch, transceiver, remote controller, telephone controller, IP video door phone and WiFi video door phone. We also design our own solutions such as t.HOME, Building Management Software, E-broadcasting software and IP Smart. In addition, we distribute products with built-in software from other brands.  All of the products we sell operate on the same RF wireless frequency and/or EIB and easily communicate with each other.  This hardware and software is all our design except the European Installation Bus. Because we do not own any production facilities, we use manufacturers in China to produce our products.

We also distribute products manufactured by third parties, as described below.

Our products and solutions include, among others:
●	IP video door phone;
●	WiFi video door phone;
●	WiFi network for the whole building;
●	Energy Saving system for home and building;
●	Smart home system, include, lighting control, home appliance control, curtain control;
●	Security system, including all kinds of detector and alarm products;
●
Intelligent Household Management System that allows text message, picture, video message, report, to all residences of a building. It also allows residents to book club house facilities, send messages, and panic alarm to building management office. With the same system, residents may remote site control their residence;

●	Windows Vista Media Center Edition solution;
●
Transceiver - a wireless device used to transmit RF signal to infrared signal to control heating and air conditioning, all home appliances and audio-visual systems such as DVD, TV, Amplifier, Cable TV, and Stereo;

●	remote controller or internet tablet;
●
t.HOME 1 - A USB white box that plugs into a computer USB port that allows the user to use Window Media Center to coordinate with the transceiver for control of home systems, appliances and audio-visual media;

●	Smart home system from Visiomatic – a German made product and solution which uses a panel to control all kinds of home devices; and

●	IP Smart - A plug in to a Cisco IP phone to control lighting, curtain and all kinds of appliances. This solution is mainly for hotel, service apartment and office.

We have sold our systems to developers at prices ranging from $5,000 to $10,000.

We also offer a one stop solution to a home owner or their interior designer including:
●	Smart home system from Visiomatic – a German made product and solution which uses a panel to control all kinds of home devices;
●	Lighting Switch from Basalte – a Belgium made modern designed touch switch;
●	Video door phone from Elcom; and
●
Infrastructure from ABB – a European type control system for home and building use. We use this system as backbone and add our own control interface hardware which gives us more flexibility and custom-made to property developers. ABB iBUS system is running on EIB KNX (European Industry Bus), it is a one wire bus system, low voltage.  A bus system is a wire or collection of wires through which data is transmitted from one part of a computer to another.

We have designed a system to work with the Windows Vista Media Center software found on desktop computers with the appropriate version of the Windows Vista program installed.  Components of this wireless system include:
●	Novel, Noble and or Royal lighting switches;
●	curtain controller;
●
transceiver - a wireless device used to transmit RF signal to infrared signal to control heating and air conditioning, all home appliances and audio-visual systems such as DVD, TV, Amplifier, Cable TV, and Stereo;

●	remote controller or internet tablet;
●
t.HOME 1 - A USB white box that plugs into a computer USB port that allows the user to use Window Media Center to coordinate with the transceiver for control of home systems, appliances and audio-visual media; and

●	tHOME software on Media Center Edition platform.
We have sold these types of systems to homeowners at prices ranging from $5,000 to $10,000.

We also sell Visiomatic, a high level/luxury home control system.  The monitoring and control of home automation, security technology, entertainment electronics, communication technology, building technology and infotainment are provided on a single user interface which utilizes clear design and simple terms and symbols to make management of all of the technologies unambiguous.

The base is an intelligent software with a large number of interfaces.  The general system comprises a powerful industrial controller which has been designed for around-the-clock operation 365 days a year.  Functions include:
●	control and visualization of security systems;
●	retrieval of information such as stock exchange news, weather forecasts, world news;
●	regulation of heating and air conditioning;
●	activation of the answer phone;
●	Internet access;
●	curtain and window shade control;
●	telephone;
●	DVD player;
●	video intercom;
●	e-mail;
●	home cinema;
●	traffic reports, world time and many other options; and
●	Remote control operation via a call centre.
We have sold these types of systems to homeowners at prices ranging from $50,000 to $300,000.

Our systems can also be adapted for the elderly and disabled. This field uses much of the same technology and equipment as home automation for security, entertainment, and energy conservation but tailors it towards the elderly and disabled through emergency assistance systems and tools, reminder systems, and medication dispensing.  For example, we offer a product called softphone, which allows disabled individuals to use their head to control the above features plus use the telephone and surf the internet.  We have sold these types of systems to homeowners at prices ranging from $5,000 to $10,000.

Our smart home products also have commercial applications such as:
●
Hotel:  Finger tip display that allows user and hotel staff to switch on mailbox, close roller shutters, lighting on, and favorite music is played in every room with a director’s personal welcome on the display; and

●
Office:  For presentations and conferences, coordinates technologies such as DVD, Digital video, power point presentations, beamer/projectors, plasma monitors, multi-room and surround systems and videoconference systems.

 We have sold these types of commercial systems at prices ranging from $5,000 to $10,000.

For example, we developed and sell a product that can plug in to a Cisco IP phone to control lighting, curtain and all kinds of appliances. This solution is mainly for hotel, service apartment and office.  Prices for this product range from $5,000 to $10,000.

Markets and Marketing

We currently sell our products in Hong Kong, Mainland China, Macau, Taiwan ROC, U.A.E., Malaysia and Singapore.  We market through and in cooperation with various partners and view these marketing arrangements as material to our future success.

Microsoft Hong Kong Limited
We have cooperated with Microsoft in the Windows Vista launch. Before Window Vista launch in US, we started to develop a smart home function for Vista. And become the first launch smart home program in Vista. The smart home feature is a new direction for PC, and it is suitable to integrate with Vista main feature - Windows Media Center.  Accordingly, we believe we are the only Independent Software Vendor partner that was invited to be their digital home solution provider throughout over the world. We and Microsoft agreed to promote new concept of “ehome.”  We do not have a written agreement with Microsoft we have a join case study leaflet.  Microsoft wants to promote their Vista development platform to the industry.  Because have successful used this platform in our products, they picked us to highlight the advantage and benefits of Windows Vista platform.  We believe this will support additional sales of our products.

ABB (Hong Kong) Limited
We have a written distribution cooperation agreement with ABB. ABB’s distribution channel gives us access to various new hotel projects. We intend to move into the China market in cooperation with ABB.  We believe this will support additional sales of our products.

Nokia Hong Kong Limited
We do not have agreement with Nokia but are working with them on a joint leaflet for a joint promotion.  Nokia wanted to expand their business to other categories when they developed a new product line called web tebnet (N800, N810). We got the device and integrated it with our system. Nokia agreed to put their logo in the leaflet and promote this feature. And they will support the future development, such as mobile phone and smart phone integrated with smart home features.  We believe this will support additional sales of our products.  However, we have not yet sold any of these products.

China Light Group
We have agreed to cooperate with China Light Group in marketing the concept of “All Electric Home + Intelligent Home” in Hong Kong. We have successfully won 4 projects totaling 68 houses.  We do not have a written agreement with CLP Group but we have a joint case study leaflet.  CLP Group wanted to promote the new concept - All Electric Home - to the Village user and felt our smart home product features add value to their promotion. We believe this will support additional sales of our products.

Megastrength Security Service Co. Ltd.
As a subsidiary of Henderson Land Group, one of the big four property developers in Hong Kong, they are the supply arm of the group. Home Touch has signed an exclusive cooperation agreement with them to promote Home Touch products and solution into Henderson Land Group.  We believe this will support additional sales of our products.

Cisco Systems (HK) Limited
We have successfully integrated Home Touch t.HOME 1’s platform into Cisco’s internet protocol phone infrastructure. We have cooperated in the launch of a new generation of IP phone + intelligent home system into the office/hotel market together – IP Smart.  We do not have a written agreement with Cisco but we have a joint case study leaflet.  CISCO want to bring the IP phone to the home and office and. Our smart control feature is a new function to them, so they invited us to their Hong Kong promotion exhibition. We became the only smart control solution for Cisco IP phone. We believe this will support additional sales of our products.

EBS
We have a license with EBS in Malaysia to use Home Touch’s name to secure business in the region. We will utilize a joint promotion and approach acting as developers together.  We believe this will support additional sales of our products.   However, we have not yet sold any of products as a result of this relationship.

T&J
We have a license with T&J in Singapore to use Home Touch’s name to secure business in the region. We will utilize a joint promotion and approach acting as developers together.  We believe this will support additional sales of our products.  However, we have not yet sold any of products as a result of this relationship.

eHome
We have a license with ehome in UAE to use Home Touch’s name to secure business in the region. We will utilize a joint promotion and approach acting as developers together.  We believe this will support additional sales of our products.  However, we have not yet sold any of products as a result of this relationship.

Our products are primarily sold through the efforts of our officers, directors and employees.

Warranties

We include 12-months warranty coverage on the products we design and distribute. With respect to products we acquire from third party suppliers, these suppliers reimburse us for the cost of warranty service.

Customers

In our fiscal year ended March 31, 2010, the following customers accounted for the following amounts and percentages of our total net revenues:

Name of Customer	Amount of Net Revenues	Percentage of Total Net Revenues
Home Touch Services Limited (related party)	$122,931	15%
Shenzhen Bochuang Hi-Tech Company Limited	588,748	70%
Total	$711,679	85%

In our fiscal year ended March 31, 2009, the following customers accounted for the following amounts and percentages of our total net revenues:

Name of Customer	Amount of Net Revenues	Percentage of Total Net Revenues
Grand Tech Construction Limited	$382,050	43%
Home Touch Services Limited (related party)	145,371	16%
Shenzhen Bochuang Hi-Tech Company Limited	127,193	14%
Total	$654,614	73%

We have no agreements with these customers, who purchase from us on purchase order basis only.

Suppliers

For the year ended March 31, 2010, two product suppliers accounted for 10% or more of our purchases as follows:

Name of Supplier	Amount of Purchases	Percentage of Total Purchases
Shenzhen Bochuang Hi-Tech Company Limited	$56,940	55%
ABB (Hong Kong) Limited	17,053	16%
Total	$73,993	71%

For the year ended March 31, 2009, three product suppliers accounted for 10% or more of our purchases as follows:

Name of Supplier	Amount of Purchases	Percentage of Total Purchases
Jardine One Solution	$56,532	14%
MAG Living (Shenzhen) Co. Limited	51,481	12%
Shenzhen Bochuang Hi-Tech Company Limited	43,669	11%
Total	$151,682	37%

We have distribution agreements with:
●	ABB for their i-busE IB/KNX system in Hong Kong, Basalt BVBE for their Tacto, Mona and Sentido KNX products in Hong Kong, Macau and Mainland China;
●	Elcom for their door phone products in China; and
●	Visiomatic for their Visiomatic System in the greater China area.

Except as set forth above, we do not have long-term supply contracts with our suppliers. We have not encountered any major difficulties in purchasing raw materials, and we do not foresee any difficulty locating backup suppliers.

Third Party Manufacturers

We design the outlook, print circuit board, software platform, and software interface, and we give the designs to various factories in China to manufacture for us.  We have no agreements with our third party manufacturers except Shenzhen Bochuang Hi-Tech Company Limited which manufactures Noble series, Royal series, Novel series, Transeceiver, Telephone Controller, Remote Controller, Video Door Phone, Curtain Controller and Intelligent Socket for us.  We do not anticipate any difficulty in locating back up third party manufacturers.  Our Agreement with Shenzhen Bochuang Hi-Tech Company Limited is for a term of two years, commencing August 9, 2006, automatically renewable unless notice is given 60 days in the advance of the expiration date.  The Agreement is currently in force.

Compliance with Environmental Law

We comply with Hong Kong environmental laws that are applicable to us.  We have not incurred and do not expect to incur any costs relating to environmental matters.

Insurance

We do not carry products liability or other insurance.   If we are unable to manage the risks arising from any uninsured matters, our operations and financial condition may be adversely affected.

Intellectual Property

The following patents have been issued to us by the Intellectual Property Department of the Hong Kong Special Administrative Region, all of which have a term of eight years.

Name	Date	Number
USB Wireless Controller	December 29, 2006	HK1090804
Intelligent House-Hold Management System	March 16, 2007	HK1093867
A Visible Doorbell Device	August 1, 2008	HK1111306
Advance computer usage/Audio-Visual/Gaming - Entertainment Automation	July 7, 2008	HK1116992
A Visible Doorbell System	August 1, 2008	HK1111307

Our company name and logo were trademarked in Hong Kong on December 6, 2005, No. 300432422.

Competition and Market Position

The smart home systems products industry is characterized by intense competition based primarily on product availability, price, speed of delivery, ability to tailor specific solutions to customer needs, quality, and depth of product lines. Our competition is fragmented across our products, and, accordingly, we do not compete with any one company across all product and solutions lines. We compete with a variety of entities, some of which have greater financial resources. Our ability to remain competitive in this industry depends in part on our ability to successfully identify new product opportunities, develop and introduce new products and enhancements on a timely and cost effective basis, as well as our ability to successfully identify and enter into strategic alliances with entities doing business within the industries we serve. There can be no assurance that our product offerings will be, and/or remain, competitive or that strategic alliances, if any, will achieve the type, extent, and amount of success or business that we expect them to achieve. The sales of our products and technology may not occur or grow in the manner we expect, and thus we may not generate as much revenue as anticipated from such products.

Competition within the smart home system products industry varies by region and by specific product offerings. We compete with large scale, well capitalized public companies and smaller scale private companies that sell home health products and home medical equipment. We are a small competitor in the industry.  Many of our competitors have substantially greater financial, marketing, personnel and other resources than we do.

Our major competitors in China are:
●	Guangzhou Anjubao Sci-tech Co. Ltd;
●	Shanghai Super Smart Electronics Co. Ltd;
●	TianJin Ruilang Smarthome Co. Ltd;
●	GKB Group;
●	Bright Technologies Co. Ltd;
●	RainRead (China) Intelligence Co., Ltd;
●	BoChuang Corporation Group;
●	Xiamen Genway Security Technology Development Co., Ltd.;
●	Aurine Group Co. Ltd; and
●	Haier Home Group.

Haier and Aurine are the strongest in this industry and significantly larger and have significantly more resources than us.  Haier is owned by Haier Group which a publically listed company in China, and they have a very strong support from its parent company.  Aurine is very strong in south east China. Its owns a factory with more than 1000+ people.  It is a pioneer in this industry and has the most job references all over China.  We believe we are of comparable size to most of the remainder these competitors.

In Hong Kong there are fewer competitors. Most of the competitors are system integrators meaning they do not offer their own branded products, and instead package together third party products for resale to end customers.  System integrators typically do not have their own patent technology, solution or development team.

●
Intexact - Intexact is a small company specializes in personalized solutions for Intelligent Homes. It mainly focuses in high end intelligent home solution. Many of their job references are from single apartment.

●	Cypress Asia Group – Cypress focuses on larger projects. It has its own architecture, consultant and design company.
●
Nixon Technology – A traditional security systems provider. With many years security alarm installation experience, it claims to provide total solutions of intelligent building systems. It is the official distributor of Samsung home automation system.

Cypress and Interact are middle-size companies that are significantly larger than us.

We believe we compete based upon:

●	Design: We have an experienced design team of 5 people. All our patented solutions and products design is done in house.
●
Brand awareness:  We are the only smart home system solution provider investing in brand building. For instance, in our project Soho 38, we built our brand in the same platform with Microsoft, Cisco and Hewlett Packard.

●
Cost advantage and flexibility:   We have our own development solution and distribution of well known brands like Visiomatic, Elcom, Basalte and ABB.  In this case, we believe we offer a cost advantage by providing the tailor-made and flexibility solution and products to customers.

Research and Development

We have not incurred research and development expenses during the last two fiscal years.

Employees

We have approximately 15 full time employees as follows:

●	Operations – 7
●	Administrative – 3
●	Management – 1
●	Sales and Marketing – 4

We have no part time employees.  We have no collective bargaining agreement with our employees.  We consider our relationship with our employees to be excellent.

ITEM 1A.  RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.  PROPERTIES.

We lease our corporate offices located at Rooms 703, 705 and 706, 61-63 King Yip Street, Kwung Tong, Kowloon, Hong Kong, from an unaffiliated third party, at a monthly lease amount of HK $35,000.  Our premises occupy approximately 4,450 square feet.  Our lease expires October 26, 2011, and is guaranteed by Stella Wai Yau, our director, Chief Financial Officer, Chief Operating Officer and Secretary.

We believe that our current facilities are adequate for our current needs.  We believe that suitable additional space will be available on commercially reasonable terms as needed to accommodate our operations.

ITEM 3.  LEGAL PROCEEDINGS.

There are no material pending legal proceedings to which we are a party or to which any of our property is subject, nor are there any such proceedings known to be contemplated by governmental authorities.  None of our directors, officers or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

ITEM 4.  REMOVED AND RESERVED.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a)  Market Information

Shares of our common stock are quoted on the OTCBB under the symbol “HMTO”.  There is no established public trading market for our securities and a regular trading market may not develop, or if developed, may not be sustained.

(b)  Approximate Number of Holders of Common Stock

As of June 29, 2010, there were 44 shareholders of record of our common stock.  Such number does not include any shareholders holding shares in nominee or “street name”.

(c)  Dividends

Holders of our common stock are entitled to receive such dividends as may be declared by our board of directors.  We paid no dividends during the periods reported herein, nor do we anticipate paying any dividends in the foreseeable future.

(d)  Equity Compensation Plan Information

There are no options, warrants or convertible securities outstanding.

(e)  Recent Sales of Unregistered Securities

The information set forth below describes our issuance of securities without registration under the Securities Act of 1933, as amended, during the year ended March 31, 2010, that were not previously disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K:   None.

ITEM 6.   SELECTED FINANCIAL DATA.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This discussion summarizes the significant factors affecting the operating results, financial condition, liquidity and cash flows of the Company and its subsidiary for the fiscal years ended March 31, 2010 and 2009.  The discussion and analysis that follows should be read together with the section entitled “Forward Looking Statements” and our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this annual report on Form 10-K.

Except for historical information, the matters discussed in this section are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond the Company’s control.  Consequently, and because forward-looking statements are inherently subject to risks and uncertainties, the actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements.  You are urged to carefully review and consider the various disclosures made by us in this report.

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

Our main target is property developers in Hong Kong and China – about 74% of our business come from them. We also sell to single end users, generally owners of high-end residences, which in general are referred by interior designers. For outside Hong Kong, we have a distribution agreement Home Touch Solutions Sdn Bhd, a Malaysian company.  Under our distribution agreement, the local distributor directly sells to developers.  We do not own Home Touch Solutions Sdn Bhd and they are not a partner or affiliate. Once they have purchased the products, they assume all expenses for installation and maintenance.

We design our own products such as Novel, Noble, Royal lighting switch, transceiver, remote controller, telephone controller, IP video door phone and WiFi video door phone, which are produced for us by third party manufactures. We also design our own solutions such as t.HOME, Building Management Software, E-broadcasting software and IP Smart. In addition, we distribute products and software from other brands.  All of the products we sell operate on the same RF wireless frequency /or EIB and easily communicate with each other.

Reverse Stock Split

On May 3, 2010, our stockholders and Board of Directors approved and adopted a 1-for-20 reverse stock split of all issued and outstanding shares of the Company's common stock, subject to the Board's discretion of effecting the reverse stock split and subject to compliance with state and federal laws.  The Reverse Stock Split will not be effective until we take the actions required under Nevada law and by the Securities and Exchange Commission, including the filing of preliminary and definitive information statements with the Securities and Exchange Commission in accordance with Rule 14c-2 of the Securities Exchange Act of 1934.  As of the date of this Report, the Reverse Stock Split has not yet been effectuated.  We intend to effectuate the Reverse Stock Split as soon as reasonably practicable.

The Reverse Stock Split is implemented in connection with our plans to attract additional financing and potential business opportunities.  Our Board believes that the reduction in the number of issued and outstanding shares of common stock resulting from the Reverse Stock Split will provide us with additional authorized but unissued shares which could be utilized for future acquisitions or financings or general corporate purposes such as stock dividends, stock splits or other recapitalizations and grants of stock options.  We are actively considering financing and business candidates and opportunities.  There are currently no definitive plans, proposals or arrangements to issue our securities or which may result in a change in control of the Company, although opportunities for acquisitions and equity financings could arise at any time.  No assurances can be given that such financing candidates or business opportunities will be found.

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

For fixed fee long-term contracts, the Company recognizes project revenues using the percentage-of-completion method of accounting upon completion of each contract milestone, under the provisions of ASC Topic 605-35, “ Construction-Type and Production-Type Contracts”.

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

Impairment of Long-Lived Assets

Long-lived assets primarily include plant and equipment. In accordance with ASC Topic 360, “Impairment or Disposal of Long-Lived Assets”, we review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable.  If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset.

Income taxes

We have considered potential sources of future taxable income in determining the amount of a valuation allowance against its deferred tax assets at March 31, 2010.  Changes in the future taxable income estimate, could affect the deferred tax asset in the future and an adjustment to the valuation allowance would be recorded in the period such determination is made.

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

Results of Operations

Comparison of the year ended March 31, 2010 to the year ended March 31, 2009

The following table shows our revenues by type for the year ended March 31, 2010 compared to the year ended March 31, 2009.

	Year Ended	Year Ended	Increase
	March 31, 2010	March 31, 2009	(Decrease)
Product sales	$13,773	$37,337	$(23,564)
Product sales, related party	-	13,682	(13,682)
Project revenue	706,022	572,784	133,238
Project revenue, related party	122,931	131,689	(8,758)
Service revenue	-	127,193	(127,193)
Total revenues, net	$842,726	$882,685	$(39,959)

The slight decrease is due to the downturn of the economy in Hong Kong, Macau and China which caused us to delay many of our projects during this period.  We are now focusing our efforts on project revenue instead of product revenue and we used a related party to bid on the projects.  We will continue to increase our project revenue; however, we will not be using the related party to bid on the projects.

The following table shows our cost of revenue for the year ended March 31, 2010 compared to the year ended March 31, 2009.

	Year Ended	Percent of	Year Ended	Percent of
	March 31, 2010	Revenue	March 31, 2009	Revenue
Cost of product sold	$7,802	56.6%	$29,793	58.4%
Cost of project	$343,988	41.5%	$448,290	63.6%
Cost of service	-	-	31,273	24.6%
Total cost of revenue	$351,790	41.7%	$509,356	57.7%

The decrease in the cost of revenue percentage from 57.7% for the year ended March 31, 2009 to 41.7% for the year ended March 31, 2010 is because the 2009 cost of project included hardware items and labor for one of the large projects that was completed, and in 2010 only labor costs were included in the cost of project.  Cost of revenue consists primarily of direct labor and sub-contracting fees.

Our operating expenses increased $17,670 or 4.5% from $391,237 for the year ended March 31, 2009 to $408,907 for the year ended March 31, 2010.  We do not expect to see a significant increase in our operating expenses during the fiscal year ended March 31, 2011.

Liquidity and Capital Resources

At March 31, 2010, our cash and cash equivalents totaled $483,684 compared to $17,391 as of March 31, 2009.   Historically our cash has been provided by collection of sales revenues, bank loans, short and long-term notes as well as capital from related parties, primarily certain shareholders.   During the year ended March 31, 2010 cash provided by operations was $373,309, which was comprised primarily of our net income of $75,208, decrease in inventories of $54,466, increase in customer deposit of $192,490, increase in accrued liabilities and other payable of $63,973, offset primarily by a decrease in customer deposit from a related party of $30,802.

We did not expend funds for investing activities during the year ended March 31, 2010.

During the year ended March 31, 2010, we received proceeds from bank loans of $153,846 and we made payments of $54,448 for repayments on long-term bank loans.

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

Commitments and Contingencies

Operating lease commitments

We were committed under non-cancelable operating lease with fixed monthly rentals, due through October 26, 2011. Total rent expenses for the years ended March 31, 2010 and 2009 was $11,538 and $16,165, respectively.

Future minimum rental payments due under non-cancelable operating leases are as follows:

Years ending March 31,
2010	$53,846
2011	28,515

Total:	$82,361

Reserve for product warranties

We have not experienced any material actual claims from product warranties where it was under obligation to honor the standard warranty provision. As such, no reserve for product warranties has been recognized in the statement of operations for the years ended March 31, 2010 and 2009.

Revolving lines of credit

We have outstanding revolving bank line of credit of $19,230 (equivalent to HK$150,000). Advances under the lines of credit are unsecured and bear interest at a rate of 3% per annum over Hong Kong Best Lending Rate, payable monthly. The revolving bank line of credit is reviewed on a regular basis, subject to cancellation at the discretion of the bank and requires a minimum monthly fee of $13 (equivalent to HK$100). There were no borrowings under the revolving bank line of credit as of March 31, 2010.

Contractual Obligations

Our significant obligations are as follows:

	Payments due by Period
	Less than	One to	Three to	More Than
	One Year	Three Years	Five Years	Five Years	Total
Long-term bank loans	$50,764	$62,855	$	$-	$113,619
Operating lease obligations	53,846	28,515	-	-	82,361
Total	$104,610	$91,370	$-	$-	$195,980

Recently issued accounting pronouncements:

We have reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

HOME TOUCH HOLDING COMPANY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Home Touch Holding Company

We have audited the accompanying consolidated balance sheets of Home Touch Holding Company and its subsidiary (“the Company”) as of March 31, 2010 and 2009 and the related consolidated statements of operations, cash flows and stockholders’ equity for the years ended March 31, 2010 and 2009. The consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2010 and 2009 and the results of operations and cash flows for the years then ended and in conformity with accounting principles generally accepted in the United States of America.

/s/ ZYCPA Company Limited

ZYCPA Company Limited
Certified Public Accountants

Hong Kong, China
June 29, 2010

HOME TOUCH HOLDING COMPANY
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of March 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$483,684	$17,391
Accounts receivable, trade	5,115	17,111
Accounts receivable, related party	-	6,108
Amount due from a related party	6,414	-
Inventories, net	51,972	116,713
Deposits and other current assets	54,725	35,378

Total current assets	601,910	192,701

Non-current assets:
Plant and equipment, net	13,142	21,718

TOTAL ASSETS	$615,052	$214,419

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,713	$1,347
Customer deposit	206,275	13,785
Customer deposit from a related party	22,154	52,956
Current portion of long-term bank loans	50,764	14,221
Accrued liabilities and other payables	126,908	62,935

Total current liabilities	407,814	145,244

Long-term liabilities:
Long-term bank loans	62,855	-

Total liabilities	470,669	145,244

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; issued and outstanding: 40,000,000 shares	40,000	40,000
Additional paid-in capital	539,394	539,394
Accumulated deficit	(435,011)	(510,219)

Total stockholders’ equity	144,383	69,175

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$615,052	$214,419

See accompanying notes to consolidated financial statements.

HOME TOUCH HOLDING COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Years ended March 31,
	2010	2009
REVENUES, NET:
Product sales	$13,773	$37,337
Product sales, related party	-	13,682
Project revenue	706,022	572,784
Project revenue, related party	122,931	131,689
Technical service	-	127,193

Total revenues, net	842,726	882,685

COST OF REVENUE:
Cost of products sold	7,802	29,793
Cost of projects	343,988	448,290
Cost of technical service	-	31,273

Total cost of revenue	351,790	509,356

GROSS PROFIT	490,936	373,329

Operating expenses:
Selling, general and administrative	408,907	391,237

Total operating expenses	408,907	391,237

INCOME (LOSS) FROM OPERATIONS	82,029	(17,908)

Other income (expense):
Interest income	5	7
Interest expense	(6,826)	(6,081)

Total other expense	(6,821)	(6,074)

INCOME (LOSS) BEFORE INCOME TAXES	75,208	(23,982)

Income tax expense	-	-

NET INCOME (LOSS)	$75,208	$(23,982)

Net income (loss) per share – Basic and diluted	$0.00	$(0.00)

Weighted average shares outstanding – Basic and diluted	40,000,000	40,000,000

See accompanying notes to consolidated financial statements.

HOME TOUCH HOLDING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”))

	Years ended March 31,
	2010	2009

Cash flows from operating activities:
Net income (loss)	$75,208	$(23,982)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	8,576	4,957
Allowance for obsolete inventories	10,275	-
Loss on disposal of plant and equipment	-	4,303
Changes in operating assets and liabilities:
Restricted cash held in escrow	-	47,436
Accounts receivable, trade	11,996	(9,198)
Accounts receivable, related party	6,108	(6,108)
Inventories	54,466	25,040
Deposits and other current assets	(19,347)	(17,250)
Accounts payable	366	(14,328)
Customer deposit	192,490	(51,063)
Customer deposit from a related party	(30,802)	52,956
Accrued liabilities and other payables	63,973	4,621

Net cash provided by operating activities	373,309	17,384

Cash flows from investing activities:
Purchase of plant and equipment	-	(21,546)

Net cash used in investing activities	-	(21,546)

Cash flows from financing activities:
Advances (to) from related parties	(6,414)	66,949
Proceeds from note payable	-	153,846
Payment on note payable	-	(269,231)
Proceeds from long-term bank loans	153,846	-
Payments on long-term bank loans	(54,448)	(38,011)

Net cash provided by (used in) financing activities	92,984	(86,447)

NET CHANGE IN CASH AND CASH EQUIVALENTS	466,293	(90,609)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	17,391	108,000

CASH AND CASH EQUIVALENTS, END OF YEAR	$483,684	$17,391

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income tax	$-	$-
Cash paid for interest	$6,826	$6,081

NON-CASH TRANSACTIONS IN INVESTING AND FINANCING ACTIVITIES
Forfeiture of amounts due to related parties	$-	$449,651
Forfeiture of note payable due to a related party	$-	$89,743

See accompanying notes to consolidated financial statements.

HOME TOUCH HOLDING COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED MARCH 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Preferred Stock		Common Stock		Additional	Accumulated	Total stockholders’
	No. of share	Amount	No. of share	Amount	paid-in capital	deficit	(deficit) equity

Balance as of April 1, 2008	-	$-	40,000,000	$40,000	$-	$(486,237)	$(446,237)

Net loss for the year	-	-	-	-	-	(23,982)	(23,982)

Forfeiture of note payable and amounts due to related parties	-	-	-	-	539,394	-	539,394

Balance as of March 31, 2009	-	-	40,000,000	40,000	539,394	(510,219)	69,175

Net income for the year	-	-	-	-	-	75,208	75,208
Balance as of March 31, 2010	-	$-	40,000,000	$40,000	$539,394	$(435,011)	$144,383

See accompanying notes to consolidated financial statements.

HOME TOUCH HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)

1.	ORGANIZATION AND BUSINESS BACKGROUND

Home Touch Holding Company (“HMTO” or “the Company”) was incorporated in the State of Nevada on January 26, 2009.

The Company through its wholly-owned subsidiary, is principally engaged in the provision of a variety of smart home system products and solutions, which enable to centrally control home systems with wireless or non-wireless features by the means of radio frequency or European Installation Bus, wireless electronic networking technology to integrate the various devices and appliances that are mostly found in buildings, homes, hotels and offices. Generally, the Company sells the intelligent home hardware products to the individual end users and provides intelligent home system solutions to the interior designers and property developers. Intelligent home hardware products include wireless products series (including the touch panel, smart switch series, telephone controller, curtain controller, transceiver, remote controller and intelligent socket) and the wired products series (visiomatic intelligent home system).

Intelligent home system solutions include system design and programming, installation of products and devices, training and technical support. The Company has a team of computer engineering professionals to provide with intelligence home system design and consulting services. The Company’s customers mainly include individual end users, interior designers and property developers and all of its customers are located in Hong Kong and the People’s Republic of China.

The Company’s wholly-owned subsidiary, Home Touch Limited (“HTL”) was incorporated as a limited liability company in Hong Kong Special Administrative Region of China (“Hong Kong”) on July 23, 2004, with its principal place of business in Hong Kong.

HMTO and its subsidiary are hereinafter referred to as (the “Company”).

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

●	Basis of presentation

These accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

●	Use of estimates

In preparing these consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets and revenues and expenses during the years reported. Actual results may differ from these estimates.

●	Basis of consolidation

The consolidated financial statements include the financial statements of HMTO and its subsidiary. All significant inter-company balances and transactions within the Company have been eliminated upon consolidation.

HOME TOUCH HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2010 AND 2009
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

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and determined based on managements’ assessment of known requirements, aging of receivables, payment history, the customer’s current credit worthiness and the economic environment. The Company did not record any allowance for doubtful accounts for both fiscal years.

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

As of March 31, 2010 and 2009, the allowance for obsolete inventories was $10,275 and $0, respectively.

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

Long-lived assets primarily include plant and equipment. In accordance with the provision of Accounting Standards Codification ("ASC") Topic 360-10-5, “Impairment or Disposal of Long-Lived Assets”, the Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There has been no impairment as of March 31, 2010 and 2009.

●	Customer deposit

The Company receives deposit payments from the customers in the normal course of business upon signing the contracts.

HOME TOUCH HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)

●	Revenue recognition

In accordance with ASC Topic 605, “Revenue Recognition”, the Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectibility is reasonably assured.

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

The Company adopts the Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”) to allocate revenue for these transactions that include multiple elements to each unit of accounting based on its relative fair value and recognizes revenue for each unit of accounting when revenue recognition criteria have been met. The price charged when the element is sold separately generally determines fair value. When the Company has objective evidence of the fair values of undelivered elements but not delivered elements, the Company allocates revenue first to the fair value of the undelivered elements, and the residual revenue is then allocated to the delivered elements. If the fair value of any undelivered element included in a multiple element arrangement cannot be objectively determined, revenue is deferred until all elements are delivered or services have been performed, or until fair value can objectively be determined for any remaining undelivered elements.

For fixed fee long-term contracts, the Company recognizes project revenues using the percentage-of-completion method of accounting upon completion of each contract milestone, under the provisions of SOP No. 81-1, “Accounting for Performance of Construction Type and Certain Production Type Contracts” (“SOP 81-1”).

HOME TOUCH HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)

(c)	Technical service

Technical service is primarily derived from the provision of technical development and application on home system solutions to a single customer for a certain period of time, which is considered as a long term contract. The Company recognizes technical service income using the percentage-of-completion method of accounting upon completion of each milestone, under the provisions of SOP No. 81-1, “Accounting for Performance of Construction Type and Certain Production Type Contracts”, (“SOP 81-1”). This service is generally billed on a time-cost plus basis in accordance with each milestone under the contract.

(d)	Interest income

Interest income is recognized on a time apportionment basis, taking into account the principal amounts outstanding and the interest rates applicable.

●	Cost of revenue

Cost of revenue consists primarily of material costs, direct labor and sub-contracting fee.

●	Advertising expenses

Advertising costs are expensed as incurred under ASC Topic 720-35, “Advertising Costs”. The Company incurred advertising expense of $5,225 and $3,888 for the years ended March 31, 2010 and 2009.

●	Product warranty and post service support

The Company generally offers product warranty and post-contract customer support (“PCS”) to its customers for a period of twelve months, free of charge. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

●	Income taxes

The Company adopts ASC Topic 740, “Income Taxes” regarding accounting for uncertainty in income taxes which prescribes the recognition threshold and measurement attributes for financial statement recognition and measurement of tax positions taken or expected to be taken on a tax return. In addition, the guidance requires the determination of whether the benefits of tax positions will be more likely than not sustained upon audit based upon the technical merits of the tax position. For tax positions that are determined to be more likely than not sustained upon audit, a company recognizes the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement in the financial statements. For tax positions that are not determined to be more likely than not sustained upon audit, a company does not recognize any portion of the benefit in the financial statements. The guidance provides for de-recognition, classification, penalties and interest, accounting in interim periods and disclosure.

For the years ended March 31, 2010 and 2009, the Company did not have any interest and penalties associated with tax positions. As of March 31, 2010, the Company did not have any significant unrecognized uncertain tax positions.

The Company conducts major businesses in Hong Kong and is subject to tax in this jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by the foreign tax authority.

●	Net income (loss) per share

The Company calculates net income (loss) per share in accordance with ASC Topic 260, “Earnings per Share.” Basic income (loss) per share is computed by dividing the net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted income (loss) per share is computed similar to basic income (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

HOME TOUCH HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2010 AND 2009
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

In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not US$ are translated into US$, in accordance with ASC Topic 830-30, “Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiary are recorded as a separate component of accumulated other comprehensive income within the statement of stockholders’ equity. For the years ended March 31, 2010 and 2009, the impact of foreign currencies translation is insignificant and no comprehensive income or loss is recorded.

●	Retirement plan costs

Contributions to retirement schemes (which are defined contribution plans) are charged to general and administrative expenses in the statements of operations as and when the related employee service is provided.

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

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. For the years ended March 31, 2010 and 2009, the Company operates in one reportable operating segment in Hong Kong.

●	Fair value measurement

ASC Topic 820-10, “Fair Value Measurements and Disclosures” ("ASC 820-10") establishes a new framework for measuring fair value and expands related disclosures. Broadly, ASC 820-10 framework requires fair value to be determined based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. ASC 820-10 establishes a three-level valuation hierarchy based upon observable and non-observable inputs. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

HOME TOUCH HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2010 AND 2009
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

●	Fair value of financial instruments

The carrying value of the Company’s financial instruments include cash and cash equivalents, accounts receivable, amounts due from (to) related parties, deposits and other current assets, accounts payable, customer deposit, accrued liabilities and other payable. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values. The carrying value of the Company’s long-term bank loans approximated its fair value based on the current market prices or interest rates for similar debt instruments.

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

The Company adopted ASC Topic 810-10, “Consolidation” (formerly SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”) effective January 2, 2009. Topic 810-10 changes the manner of presentation and related disclosures for the noncontrolling interest in a subsidiary (formerly referred to as a minority interest) and for the deconsolidation of a subsidiary. The adoption of these sections did not have a material impact on the Company’s consolidated financial statements.

ASC Topic 815-10, “Derivatives and Hedging” (formerly SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”) was adopted by the Company effective January 2, 2009. The guidance under ASC Topic 815-10 changes the manner of presentation and related disclosures of the fair values of derivative instruments and their gains and losses.

In April 2009, the FASB issued an update to ASC Topic 820-10, “Fair Value Measurements and Disclosures” (“ASC 820-10) (formerly FASB Staff Position No. SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”). The standard provides additional guidance on estimating fair value in accordance with ASC 820-10 when the volume and level of transaction activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability have significantly decreased and includes guidance on identifying circumstances that indicate if a transaction is not orderly. The Company adopted this pronouncement effective April 1, 2009 with no impact on its consolidated financial statements.

HOME TOUCH HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)

In April 2009, the FASB issued FSP SFAS No. 107-1, “Disclosures about Fair Value of Financial Instruments” (“ASC 825-10”). ASC 825-10 requires fair value of financial instruments disclosure for interim reporting periods of publicly traded companies as well as in annual financial statements. ASC 825-10 is effective for interim periods ending after June 15, 2009 and was adopted by the Company in the second quarter of 2009. There was no material impact to the Company’s consolidated financial statements as a result of the adoption of ASC 825-10.

In April 2009, the FASB issued FSP APB No. 28-1, “Interim Financial Reporting” (“ASC 825-10”). ASC 825-10 requires the fair value of financial instruments disclosure in summarized financial information at interim reporting periods. ASC 825-10 is effective for interim periods ending after June 15, 2009 and was adopted by the Company in the second quarter of 2009. There was no material impact to the Company’s consolidated financial statements as a result of the adoption of ASC 825-10.

In June 2009, the FASB finalized SFAS No. 167, “Amending FASB interpretation No. 46(R)”, which was included in ASC Topic 810-10-05 “Variable Interest Entities”. The provisions of ASC Topic 810-10-05 amend the definition of the primary beneficiary of a variable interest entity and will require the Company to make an assessment each reporting period of its variable interests. The provisions of this pronouncement are effective January 1, 2010. The Company is evaluating the impact of the statement on its consolidated financial statements.

In July 2009, the FASB issued SFAS No. 168, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS 168 codified all previously issued accounting pronouncements, eliminating the prior hierarchy of accounting literature, in a single source for authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. SFAS 168, now ASC Topic 105-10 “Generally Accepted Accounting Principles”, is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this pronouncement did not have an effect on the Company’s consolidated financial statements.

In August 2009, the FASB issued an update of ASC Topic 820, “Measuring Liabilities at Fair Value”. The new guidance provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using prescribed techniques. The Company adopted the new guidance in the third quarter of 2009 and it did not materially affect the Company’s financial position and results of operations.

In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (a consensus of the FASB Emerging Issues Task Force)” which amends ASC 605-25, “Revenue Recognition: Multiple-Element Arrangements.” ASU No. 2009-13 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how to allocate consideration to each unit of accounting in the arrangement. This ASU replaces all references to fair value as the measurement criteria with the term selling price and establishes a hierarchy for determining the selling price of a deliverable. ASU No. 2009-13 also eliminates the use of the residual value method for determining the allocation of arrangement consideration. Additionally, ASU No. 2009-13 requires expanded disclosures. This ASU will become effective for us for revenue arrangements entered into or materially modified on or after April 1, 2011. Earlier application is permitted with required transition disclosures based on the period of adoption. The Company is currently evaluating the application date and the impact of this standard on its consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures”, (ASU No. 2010-06) which provides amendments to ASC 820, “Fair Value Measurements and Disclosures” that require new disclosures regarding (1) transfers in and out of Levels 1 and 2 fair value measurements and (2) activity in Level 3 fair value measurements. Additionally, ASU No. 2010-06 clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The guidance in ASU No. 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward activity in Level 3 fair value measurements which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this ASU did not have a material effect on the Company’s consolidated financial statements.

HOME TOUCH HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)

In April 2010, the FASB issued ASU No. 2010-18 (ASU No. 2010-18), “Receivables (Topic 310): Effect of a Loan Modification When the Loan is Part of a Pool That Is Accounted for as a Single Asset-a consensus of the FASB Emerging Task Force”. The amendments in this Update are effective for modifications of loans accounted for within pools under ASC Topic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. The amendments are to be applied prospectively. Early application is permitted. The Company does not expect the provisions of ASU No. 2010-18 to have a material effect on the financial position, results of operations or cash flows of the Company.

3.	ACCOUNTS RECEIVABLE, TRADE

The majority of the Company’s sales are on open credit terms and in accordance with terms specified in the contracts governing the relevant transactions. The Company evaluates the need of an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible. If actual collections experience changes, revisions to the allowance may be required. Based upon the aforementioned criteria, management has determined that no allowance for doubtful accounts is required as of March 31, 2010 and 2009.

4.	AMOUNT DUE FROM A RELATED PARTY

As of March 31, 2010, the amount due from a related party represented temporary advances made to a related company, which is controlled by Mr. David Gunawan Ng and Ms. Stella Wai Yau, the directors of the Company. The balance was unsecured, non-interest bearing and repayable within the next twelve months.

5.	DEPOSITS AND OTHER CURRENT ASSETS

	As of March 31,
	2010	2009

Utility deposits	$9,167	$9,167
Purchase deposit	44,276	26,211
Advance to employees	1,282	-

	$54,725	$35,378

6.	PLANT AND EQUIPMENT

Plant and equipment consisted of the following:

	As of March 31,
	2010	2009

Leasehold improvements	$15,761	$15,761
Furniture, fixtures and office equipment	13,289	13,289
	29,050	29,050
Less: accumulated depreciation	(15,908)	(7,332)

Plant and equipment, net	$13,142	$21,718

Depreciation expenses for the years ended March 31, 2010 and 2009 were $8,576 and $4,957, respectively.

HOME TOUCH HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)

7.	ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following:

	As of March 31,
	2010	2009

Accrued operating expenses	$124,026	$61,021
Other payables	2,882	1,914

	$126,908	$62,935

8.	LONG-TERM BANK LOANS

Long-term bank loans consisted of the following:

	As of March 31,
	2010	2009
Bank loans, payable to financial institutions in Hong Kong:

Equivalent to HK$300,000 with effective interest rate at 6.84% per annum payable monthly, repayable by April 24, 2009, guaranteed by one director of the Company	$-	$1,603

Equivalent to HK$300,000 with effective interest rate at 7.8% per annum payable monthly, repayable by October 4, 2009, guaranteed by the directors of the Company	-	12,618

Equivalent to HK$1,200,000 with effective interest rate at 0.5% per annum over Hong Kong Prime Rate, payable monthly, repayable by May 3, 2012, guaranteed by the local government of Hong Kong Special Administrative Region and the directors of the Company	113,619	-

Total	113,619	14,221

Less: current portion of bank loans	(50,764)	(14,221)

Long-term bank loans, net of current portion	$62,855	$-

HOME TOUCH HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)

For the year ended March 31, 2010, Hong Kong Prime Rate is 5% per annum.

As of March 31, 2010, the maturities of the long-term bank loans for the next three years are as follows:

Years ending March 31:
2011	$50,764
2012	53,628
2013	9,227

Total long-term bank loans	$113,619

9.	CAPITAL TRANSACTION

(a)	Common stock

At the date of inception on January 26, 2009, the Company entered into a stock exchange transaction and issued a total of 40,000,000 shares of common stock, for the purpose of re-domiciling HTL as a Nevada corporation in the United States.

Pursuant to stock exchange transaction on January 26, 2009, the weighted average number of common shares issued and outstanding of 40,000,000 shares was adjusted to account for the effects of the stock exchange transaction as re-domiciling HTL as a Nevada corporation as fully described in Note 1, for all periods presented as if the recapitalization had occurred at the beginning of the earliest period presented.

(b)	Additional paid-in capital

For the year ended March 31, 2009, the Company was granted the forfeiture of amounts due to related parties totaling $449,651 and note payable to a related party totaling $89,743, respectively. The aggregate amount of $539,394 was recorded as credit to additional paid-in capital.

10.	NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed using the weighted average number of common stock outstanding during the year. Diluted net income (loss) per share is computed using the weighted average number of common stock outstanding and common stock equivalents during the year. Pursuant to stock exchange transaction on January 26, 2009, the weighted average number of common shares issued and outstanding was adjusted to account for the effects of the stock exchange transaction as more fully described in Note 1.

HOME TOUCH HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)

The following table sets forth the computation of basic and diluted net income (loss) per share for the years ended March 31, 2010 and 2009:

	Years ended March 31,
	2010	2009
Basis and diluted net income (loss) per share calculation
Numerator:
- Net income (loss) in computing basic and diluted net income per share	$75,208	$(23,982)

Denominator:
Weighted average shares outstanding – Basic and diluted	40,000,000	40,000,000

Net income (loss) per share – Basic and diluted	$0.00	$(0.00)

11.	INCOME TAXES

For the years ended March 31, 2010 and 2009, the local (United States) and foreign components of income (loss) before income taxes were comprised of the following:

	Years ended March 31,
	2010	2009
Tax jurisdictions from:
– Local	$-	$-
– Foreign	75,208	(23,982)

Income (loss) before income taxes	$75,208	$(23,982)

Provision for income taxes consisted of the following:

Years ended March 31,
	2010	2009
Current:
– Local	$-	$-
– Foreign	-	-

Deferred:
– Local	-	-
– Foreign	-	-

Provision for income taxes	$-	$-

The effective tax rate in the years presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company and its subsidiary are mainly operated in the United States of America and Hong Kong that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

HMTO is registered in the State of Nevada and is subject to United States of America tax law.

HOME TOUCH HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)

Hong Kong

The Company’s operating subsidiary, HTL is subject to Hong Kong Profits Tax at the statutory rate of 16.5% and 16.5% for the years ended March 31, 2010 and 2009 on the assessable income for its tax reporting years. A reconciliation of income (loss) before income taxes to the effective tax rate as follows:
	Years ended March 31,
	2010	2009

Income (loss) before income taxes	$75,208	$(23,982)
Statutory income tax rate	16.5%	16.5%
Income tax at Hong Kong statutory tax rate	12,409	(3,957)

Tax effect of depreciation	947	(1,891)
Tax effect of non-deductible items	1,695	710
Net operating loss carryforward	(15,051)	5,138

Income tax expense	$-	$-

For the year ended March 31, 2010, the Company utilized the cumulative tax losses to offset against its operating income and no provision for income taxes has been recorded accordingly. As of March 31, 2010, the Company had approximately $389,792 of cumulative net operating loss carryforwards for Hong Kong tax purpose at no expiration.

For the year ended March 31, 2009, the Company incurred net operating losses and, accordingly, no provision for income taxes has been recorded. In addition, the Company did not recognize any benefit for income taxes due to the uncertainty of the realization of any tax assets.

The following table sets forth the significant components of the aggregate net deferred tax assets (liabilities) of the Company as of March 31, 2010 and 2009:

	As of March 31,
	2010	2009
Deferred tax asset (liabilities):
Plant and equipment	$(294)	$(1,240)
Net operating loss carryforward	64,316	75,018
Total net deferred tax assets	64,022	73,778
Less: valuation allowance	64,022	(73,778)

Net deferred tax assets	$-	$-

As of March 31, 2010 and 2009, the valuation allowance of $64,022 and $73,778 was mainly related to the net operating loss carryforward to the deferred tax assets due to the uncertainty surrounding their realisation.

12.	PENSION PLANS

The Company’s subsidiary participates in a defined contribution pension scheme under the Mandatory Provident Fund Schemes Ordinance (“MPF Scheme”) for all of its eligible employees in Hong Kong.

HOME TOUCH HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)

The MPF Scheme is available to all employees aged 18 to 64 with at least 60 days of service in the employment in Hong Kong. Contributions are made by the Company, the Company operating in Hong Kong at 5% of the participants’ relevant income with a ceiling of HK$20,000. The participants are entitled to 100% of the Company’s contributions together with accrued returns irrespective of their length of service with the Company, but the benefits are required by law to be preserved until the retirement age of 65. The total contributions made for MPF Scheme were $13,342 and $11,275 for the years ended March 31, 2010 and 2009, respectively.

13.	RELATED PARTY TRANSACTIONS

(a)
For the years ended March 31, 2010 and 2009, the Company sold its products at its current market value totaling $0 and $13,682 to a related company which is controlled by Mr. David Gunawan Ng and Ms. Stella Wai Yau, the directors of the Company in a normal course of business.

(b)
For the years ended March 31, 2010 and 2009, the Company provided intelligent home system solutions service at its current market value totaling $122,931 and $131,689 to a related company which is controlled by Mr. David Gunawan Ng and Ms. Stella Wai Yau, the directors of the Company in a normal course of business, with $0 and $6,108 of accounts receivable at year-end.

(c)
For the years ended March 31, 2010 and 2009, the Company purchased certain products at its current market value totaling $0 and $17,397 from a related company which is controlled by Mr. David Gunawan Ng and Ms. Stella Wai Yau, the directors of the Company in a normal course of business.

(d)
As of March 31, 2010 and 2009, the Company received the customer deposits of $22,154 and $52,956 from the related company which is controlled by Mr. David Gunawan Ng and Ms. Stella Wai Yau, the directors of the Company, relating to the service agreement of intelligent home system solutions with the contract value of $55,385and $158,059 at its current market value in a normal course of business.

(e)
For the years ended March 31, 2010 and 2009, the Company leased out some portion of the office premises to and received sublease income of $42,308 and $15,385 from a related company, which is controlled by Mr. David Gunawan Ng and Ms. Stella Wai Yau, the directors of the Company, at the market price in accordance with the lease agreement in a normal course of business.

(f)	As of March 31, 2010 and 2009, the Company leased an office which expires October 26, 2011 is guaranteed by Ms. Stella Wai Yau, the director of the Company.

14.	CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)	Major customers

For the years ended March 31, 2010 and 2009, the customer who accounts for 10% or more of the revenues of the Company is presented as follows:

	Year ended March 31, 2010		March 31, 2010
	Revenues	Percentage of revenue	Accounts receivable
Customer B	$122,931	15%	$-
Customer C	588,748	70%	-
Total:	$711,679	85%	$-

HOME TOUCH HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Year ended March 31, 2009		March 31, 2009
	Revenues	Percentage of revenue	Accounts receivable
Customer A	$382,050	43%	$16,941
Customer B	145,371	16%	6,108
Customer C	127,193	14%	-
Total:	$654,614	73%	$23,049

(b)	Major vendors

For the years ended March 31, 2010 and 2009, the vendor who accounts for 10% or more of the purchases of the Company is presented as follows:

	Year ended March 31, 2010		March 31, 2010
	Purchases	Percentage of purchases	Accounts payable
Vendor A	$56,940	55%	$-
Vendor D	17,053	16%	-
Total:	$73,993	71%	$-

	Year ended March 31, 2009		March 31, 2009
	Purchases	Percentage of purchases	Accounts payable
Vendor A	$43,669	11%	$-
Vendor B	51,481	12%	-
Vendor C	56,532	14%	-
Total:	$151,682	37%	$-

(c)	Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and trade accounts receivable. The Company performs ongoing credit evaluations of its customers’ financial condition, but does not require collateral to support such receivables.

HOME TOUCH HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)

(d)	Interest rate risk

The Company’s interest-rate risk arises from long-term bank borrowings. Borrowings issued at variable rates expose the Company to cash flow interest-rate risk. Borrowings issued at fixed rates expose the Company to fair value interest-rate risk. Company policy is to maintain approximately all of its borrowings in fixed rate instruments. As of March 31, 2010, all of borrowings were at floating rates.

15.	COMMITMENTS AND CONTINGENCIES

(a)	Operating lease commitments

The Company is committed under a non-cancelable operating lease with fixed monthly rentals, due through October 26, 2011 and is guaranteed by Ms. Stella Wai Yau, the director of the Company. Total rent expenses for the years ended March 31, 2010 and 2009 was $11,538 and $16,165, respectively. Future minimum rental payments due under the non-cancelable operating lease agreement in the next two years are as follows:

Years ending March 31:
2011	$53,846
2012	28,515

Total:	$82,361

(b)	Reserve for product warranties

The Company has not experienced any material returns where it was under obligation to honor this standard warranty provision. As such, no reserve for product warranties has been provided in the statement of operations for the years ended March 31, 2010 and 2009.

(c)	Revolving lines of credit

In 2009, the Company obtained the revolving lines of credit with the available outstanding balance of $19,230 (equivalent to HK$150,000). Advances under the lines of credit are unsecured and bear interest at a rate of 3% per annum over Hong Kong Best Lending Rate, payable monthly. The revolving lines of credit is reviewed on a regular basis, subject to cancellation at the discretion of the bank and requires a minimum monthly fee of $13 (equivalent to HK$100). There were no borrowings under the revolving lines of credit as of March 31, 2010 and 2009.

16.	COMPARATIVE FIGURES

Certain amounts in the prior year presented have been reclassified to conform to the current year financial statement presentation.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2010, these disclosure controls and procedures were ineffective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no material changes in internal control over financial reporting that occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation requirements by the company’s registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

Inherent Limitations Over Internal Controls

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations, including the possibility of human error and circumvention by collusion or overriding of controls.  Accordingly, even an effective internal control system may not prevent or detect material misstatements on a timely basis.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Set forth below are the present directors and executive officers of the Company.  Note that there are no other persons who have been nominated or chosen to become directors nor are there any other persons who have been chosen to become executive officers.  There are no arrangements or understandings between any of the directors, officers and other persons pursuant to which such person was selected as a director or an officer.  Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and have qualified.  Officers are appointed to serve until the meeting of the board of directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

		Present Position	Has Served As
Name	Age	and Offices	Director Since

David Gunawan Ng	39	President, Chief Executive and Director	2009
Stella Wai Yau	38	Chief Financial Officer, Chief Operating Officer, Secretary, Director	2009
Remus Hung Yat Lam	29	Sales Director	---

Family Relationships

Except as set forth below, none of the directors and officers is related to any other director or officer of the Company.  David Gunawan Ng and Stella Wai Yau are married.

Biographies

Set forth below are brief accounts of the business experience during the past five years of each director, executive officer and significant employees of the Company.

David Gunawan Ng has held his current position since he joined us in July 2004.  Since May 1997 he has been a director of Sky Well Group Limited, an electronic products company.  He has a Diploma of Hotel Institute Montreux (Switzerland, 1991) and a Diploma of American Hotel and Motel Association (Switzerland, 1991) (Specialization in Marketing and Sales).

Stella Wai Yau has held her current position as COO, CFO, Secretary and Director since she joined us in October 2005. Since July 2002, she has been Operation Manager & Director of Sky Well Group Limited, an electronic products company.  She has a Diploma of Hotel Institute Montreux (Switzerland, 1991).

Remus Hung Yat Lam has held his current position as Sales Director since he joined us in December 2006. From December 2005 to November 2006, he was Project Manager of School Touch (Hong Kong) Limited, a system design & engineering firm.  From January 2005 to November 2005, he was Sales Engineer of Sky Well Group Limited, an electronic products company.  From January 2004 to January 2005, he was Electronic Engineer of Asia Contact Probes Company, an electronic products company.  He was graduated from Royal Melbourne Institute of Technology in the year of 2003 with a Bachelor of Communication Engineering.

Involvement in Certain Legal Proceedings

No executive officer or director has been involved in the last ten years in any of the following:
●
Any bankruptcy petition filed by or against any business or property of such person, or of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

●	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
●
Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

●
Being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●
Being the subject of or a party to any judicial or administrative order, judgment, decree or finding, not subsequently reversed, suspended or vacated relating to an alleged violation of any federal or state securities or commodities law or regulation, or any law or regulation respecting financial institutions or insurance companies, including but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail, fraud, wire fraud or fraud in connection with any business entity; or

●
Being the subject of or a party to any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act, any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Board Committees and Audit Committee Financial Expert

We do not currently have a standing audit, nominating or compensation committee of the board of directors, or any committee performing similar functions.  Our board of directors performs the functions of audit, nominating and compensation committees.  As of the date of this prospectus, no member of our board of directors qualifies as an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K promulgated under the Securities Act.

Director Nominations

As of March 31, 2010, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors.  We have not established formal procedures by which security holders may recommend nominees to the Company’s board of directors.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended March 31, 2010, our officers, directors and greater than 10% percent beneficial owners failed to file the required Form 3’s.

Code of Ethics

As a new public company, we have not adopted a code of ethics.  We intend to adopt a code of ethics for our senior officers, including our principal executive officer, principal financial officer, principal accounting officer or controller and any person who may perform similar functions as we gain experience as a public company.

ITEM 11.   EXECUTIVE COMPENSATION.

Compensation Discussion and Analysis

Our compensation program currently consists solely of cash compensation for the services provided.  The board of directors, which includes of our executive officers, will review and approve the compensation of our named executive officers and consultants, including David Gunawan Ng and Stella Wai Yau.  As we gain experience as a public company, we expect that the specific direction, emphasis and components of executive compensation programs will continue to evolve.  Factors that may influence our decision to change our compensation policies include the hiring of full-time employees, our future revenue growth and profitability, the implementation of our business plan and strategy and increasing complexity of our business.

The entire board of directors performs the functions that would be performed by a compensation committee.  All of the directors participate in deliberations concerning the compensation paid to executive officers, including Mr. Ng and Ms. Yau.  The directors determine the compensation of the Company’s executives by assessing the value of each of its executives and collectively determine the amount of compensation required to retain the services of the company’s executives.  We base the amount of compensation for our executives on negotiations between us and the executive.  We did not perform any formal third-party benchmarking or other market analysis with respect to the amount of such executive’s compensation

In approving compensation necessary to attract and retain our present executive officers, the board of directors concluded that the salaries provided to our executive officers are reasonable considering their experience and unique skill sets.  The objective of the compensation plan is to provide our executives with competitive remuneration for their skills such that we can retain our personnel for an extended period of time.  We will review our compensation programs from time to time and take Company performance as well as general market conditions into account when implementing our compensation programs .

Summary Compensation Table

The following summary compensation table sets forth the aggregate compensation we paid or accrued during the fiscal years ended March 31, 2010 and March 31, 2009 to (i) our Chief Executive Officer (principal executive officer), (ii) our two most highly compensated executive officers other than the principal executive officer who were serving as executive officers on March 31, 2010 whose total compensation was in excess of $100,000, and (iii) up to two additional individuals who would have been within the two-other-most-highly compensated but were not serving as executive officers on March 31, 2010.

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total(1)

David Gunawan Ng,	2010	$3,205	$0	$0	$0	$0	$0	$0	$3,205

Chief Executive Officer and President	2009	$22,436	$0	$0	$0	$0	$0	$0	$22,436

(1)
All compensation was paid in Hong Kong Dollars, our functional currency.  Hong Kong Dollars was converted into United States Dollars using the exchange rate prevailing at the dates of payment at an annual average rate of 7.8 and 7.8 for fiscal years ended 2010 and 2009, respectively.

Narrative disclosure to Summary Compensation

Except as set forth below, our executive officers are not parties to written employment agreements.

Remus Hung Yat Lam
We have entered into employment arrangements only with Mr. Lam, our Sales Director, as follows:
●	Commencement: December 1, 2006;
●	Termination: One month written notice or payment in lieu will be required to terminate the appointment by the Company. He can quit with 30 day notice.
●	Compensation: $2,628 per month and Commission of 3% of the Sales Turnover

We participate in a defined contribution pension scheme under the Mandatory Provident Fund Schemes Ordinance (“MPF Scheme”) for all of our eligible employees in Hong Kong.

The MPF Scheme is available to all employees aged 18 to 64 with at least 60 days of service in the employment in Hong Kong. Contributions are made by us at 5% of the participants’ relevant income with a ceiling of HK$20,000. The participants are entitled to 100% of the Company’s contributions together with accrued returns irrespective of their length of service with us, but the benefits are required by law to be preserved until the retirement age of 65. We made total contributions of $13,342 and $11,275 toward the MPF Scheme during the years ended March 31, 2010 and 2009, respectively.

Stella Wai Yau
Ms. Yau did not receive a salary for the year ended March 31, 2009.  Ms. Yau received a salary of HKD 20,000, or approximately $2,564, for the year ended March 31, 2010.

Equity Awards

There are no options, warrants or convertible securities outstanding.  At no time during the last fiscal year with respect to any of any of our executive officers was there:

●
any outstanding option or other equity-based award repriced or otherwise materially modified (such as by extension of exercise periods, the change of vesting or forfeiture conditions, the change or elimination of applicable performance criteria, or the change of the bases upon which returns are determined;

●	any waiver or modification of any specified performance target, goal or condition to payout with respect to any amount included in non-stock incentive plan compensation or payouts;
●	any option or equity grant;
●	any non-equity incentive plan award made to a named executive officer;
●	any nonqualified deferred compensation plans including nonqualified defined contribution plans; or
●	any payment for any item to be included under All Other Compensation in the Summary Compensation Table.

Compensation of Directors

During our fiscal year ended March 31, 2010, we did not provide compensation to any of our directors for serving as our director.  We currently have no formal plan for compensating our directors for their services in their capacity as directors, although we may elect to issue stock options to such persons from time to time.  Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director.

Compensation Committee Interlocks and Insider Participation

Our board of directors is comprised of David Gunawan Ng and Stella Wai Yau.  Mr. Ng is our President and Chief Executive Officer.  Ms. Yau is our Chief Financial Officer, Chief Operating Officer and Secretary.  Mr. Ng and Ms. Yau are spouses.  The entire board of directors performs the functions that would be performed by a compensation committee.  All of the directors participate in deliberations concerning the compensation paid to executive officers, including Mr. Ng and Ms. Yau.

Compensation Committee Report

Our entire board of directors has reviewed and discussed the Compensation Discussion and Analysis in this report with management.  Based on its review and discussion with management, the board of directors recommended that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the fiscal year ended March 31, 2010.  The material in this report is not deemed filed with the SEC and is not incorporated by reference in any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made on, before, or after the date of this Report on Form 10-K and irrespective of any general incorporation language in such filing.

Submitted by members of the board of directors:
David Gunawan Ng
Stella Wai Yau

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of June 29, 2010, certain information with regard to the record and beneficial ownership of the Company’s common stock by (i) each person known to the Company to be the record or beneficial owner of 5% or more of the Company’s common stock, (ii) each director of the Company, (iii) each of the named executive officers, and (iv) all executive officers and directors of the Company as a group:

	Amount and Nature
Name of Beneficial Owner(1)	of Beneficial Ownership(2)	Percent of Class(2)

David Gunawan Ng(3)	27,680,000	69.2%
Stella Wai Yau (3)	27,680,000	69.2%

All Officers and Directors as a Group
(consisting of 2 persons)	27.680,000	69.2%
____________________
*	Less than 1%.
(1)	Except as otherwise indicated, the address of each beneficial owner is c/o Home Touch Holding Company, 703 Liven House, 61-63 King Yip Street, Kwun Tong, Hong Kong.
(2)
Applicable percentage ownership is based on 40,000,000 shares of common stock outstanding as of June 29, 2010 , together with securities exercisable or convertible into shares of common stock within 60 days of June 29, 2010.  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that a person has the right to acquire beneficial ownership of upon the exercise or conversion of options, convertible stock, warrants or other securities that are currently exercisable or convertible or that will become exercisable or convertible within 60 days of June 29, 2010 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the number of shares beneficially owned and percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(3)	David Gunawan Ng is our director, Chief Executive Officer and President. Stella Wai Yau is our director, Chief Financial Officer, Chief Operating Officer and Secretary. Mr. Ng and Ms. Yau are spouses.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions With Home Touch Services Limited

For the years ended March 31, 2010 and March 31, 2009, we sold our products to Home Touch Services Limited, which is controlled by David Gunawan Ng, our director, Chief Executive Officer and President, and Stella Wai Yau, our director, Chief Financial Officer, Secretary and Chief Operating Officer, at their then current market values of $0 and $13,682, respectively.

For the years ended March 31, 2010 and 2009, we provided intelligent home system solutions services to Home Touch Services Limited, at their then current market values of $122,931 and $131,689, respectively, with $0 and $6,108 of accounts receivable at year-end.

As of March 31, 2010 and March 31, 2009, we received customer deposits of $22,154 and $52,956, respectively, from Home Touch Services Limited relating to the service agreement of intelligent home system solutions with contract values of $55,385 and $158,059, respectively, at their then current market values in a normal course of business.

Transactions With Penflow Technology (Asia) Limited

For the years ended March 31, 2010 and March 31, 2009, we purchased certain products at their then current market values totaling $0 and $17,397, respectively, from Penflow Technology (Asia) Limited, which is controlled by David Gunawan Ng, our director, Chief Executive Officer and President, and Stella Wai Yau, our director, Chief Financial Officer, Secretary and Chief Operating Officer.

During the year ended March 31, 2009, Penflow Technology (Asia) Limited advanced to us the amount of $153,846 for working capital purposes, in addition to the $230,769 previously advanced.  The loan was made on an unsecured basis and carried an interest charge at a fixed sum of $12,820, payable upon its maturity due January 31, 2010.  We made repayments of $269,231 as of March 31, 2009.  The remaining outstanding balance of $89,743 as of March 31, 2009, was forgiven by Penflow Technology (Asia) Limited in exchange for additional paid-in capital to the Company.  David Gunawan Ng and Stella Wai Yau did not receive any additional stock or other equity interest from us in exchange for the forfeiture of this loan.

Transactions With Technics Group Limited

For the years ended March 31, 2010 and 2009, we leased a portion of our premises to Technics Group Limited, which is controlled by David Gunawan Ng, our director, Chief Executive Officer and President, and Stella Wai Yau, our director, Chief Financial Officer, Secretary and Chief Operating Officer.   We received $42,308 and $15,385 as sublease income for the years ended March 31, 2010 and March 31, 2009, respectively.

During the year ended March 31, 2009, Technics Group Limited advanced to us the amount of $66,949.  The loan was unsecured, interest free and repayable on demand.  This loan was forgiven by Technics Group Limited as of March 31, 2009, in exchange for additional paid-in capital to the Company.  David Gunawan Ng and Stella Wai Yau did not receive any additional stock or other equity interest from us in exchange for the forfeiture of this loan.

As of March 31, 2010, a balance of $6,414 due from Technics Group Limited represented temporary advances to Technics Group Limited. The balance was unsecured, non-interest bearing and repayable within the next twelve months.

We believe that all related party transactions were on terms at least as favorable as we would have secured in arm’s-length transactions with third parties.  Except as set forth above, we have not entered into any material transactions with any director, executive officer, and promoter, beneficial owner of five percent or more of our common stock, or family members of such persons.

Director Independence

Our board of directors currently consists of two members: David Gunawan Ng and Stella Wai Yau.  As of the date hereof, we have not adopted a standard of independence nor do we have a policy with respect to independence requirements for our board members or that a majority of our board be comprised of “independent directors.”  As of the date hereof, none of our directors would qualify as “independent” under standards of independence set forth by a national securities exchange or an inter-dealer quotation system.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.

ZYCPA Company Limited (“ZYCPA”) serves as our principal independent accounting firm.  All audit work was performed by the full time employees of ZYCPA.  Our board of directors does not have an audit committee.  The functions customarily delegated to an audit committee are performed by our full board of directors.  Our board of directors approves in advance, all services performed by ZYCPA.  Our board of directors has considered whether the provision of non-audit services is compatible with maintaining the principal accountant’s independence, and has approved such services.

The following table sets forth fees billed by our auditors during the last two fiscal years for services rendered for the audit of our annual consolidated financial statements and the review of our quarterly financial statements, services by our auditors that are reasonably related to the performance of the audit or review of our consolidated financial statements and that are not reported as audit fees, services rendered in connection with tax compliance, tax advice and tax planning, and all other fees for services rendered.

	March 31, 2010	March 31, 2009

Audit fees	$58,000	$9,000

Audit related fees	-	-

Tax fees	-	-

All other fees	-	-

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as part of this report:

(1)	Financial Statements

Financial Statements are included in Part II, Item 8 of this report.

(2)	Financial Statement Schedules

No financial statement schedules are included because such schedules are not applicable, are not required, or because required information is included in the consolidated financial statements or notes thereto.

(3)	Exhibits

Exhibit No.	Name of Exhibit
1
2.1	Articles of Exchange (3)
2.2	Share Exchange Agreement, dated January 26, 2009, by and between Home Touch Holding Company and Home Touch Limited (3)
3.1	Articles of Incorporation of Home Touch Holding Company(1)
3.2	Bylaws of Home Touch Holding Company(1)
3.3	Memorandum and Articles of Association of Home Touch Limited and Amendment to Memorandum and Articles of Association of Home Touch Limited (1)
4.1	Form of common stock Certificate of Home Touch Holding Company
10.1	Letter of Appointment dated January 24, 2005, by and between Yat Hung Lam and School Touch (HK) Limited (1)
10.2	Cooperation Agreement dated November 12, 2007, by and between ABB (Hong Kong) Limited and Home Touch Limited (1)
10.3	Distribution Agreement dated May 28, 2008, by and between Basalte BVBA and Home Touch Limited (2)
10.4	Distribution Agreement dated May 20, 2008, by and between Basalte BVBA and Home Touch Limited (1)
10.5	Distribution & Cooperation Agreement effective June 11, 2008, by and between Elcom GmbH & Co. KG and Home Touch Limited (1)
10.6	Cooperation Agreement for Home Intelligent System dated January 15, 2008, by and between Visiomatic GmbH and Home Touch Limited (2)
10.7	Term Loan Facility, dated October 2, 2007, in the amount of HK $300,000 by The Bank of East Asia, Limited in favor of Home Touch Limited (2)

10.8	Small Business Loan, dated April 25, 2007, in the amount of HK $300,000 by HSBC in favor of Home Touch Limited (2)
10.9	Revolving Credit Facility, dated April 25, 2007, in the amount of HK $150,000 by HSBC in favor of Home Touch Limited (2)
10.10	Property Lease dated October 27, 2008, by and between Smartway Investment Development Limited and Home Touch Limited (2)
10.11	Exclusivity Agreement, dated August 9, 2006, by and between Shenzhen Bochuang Hi-Tech Company Limited and Home Touch Limited (2)
10.12	Invoice for charges in Appendix to Exclusivity Agreement with Shenzhen Bochuang Hi-Tech Company Limited (3)
10.13	Loan Agreement, dated as of January 31, 2008, by and between Penflow Technology (Asia) Limited and Home Touch Limited (4)
10.14	Terms of Oral Agreement, effective March 31, 2009, with Technics Group Limited(5)
10.15	Forfeiture Agreement, dated September 19, 2009, made by David Gunawan Ng and Stella Wai Yau in favor of Home Touch Holding Company (5)
10.16	Letter of Termination, dated July 24, 2009, terminating Distribution & Cooperation Agreement with Home Touch Singapore Pte Ltd. (4)
10.17	Distribution & Cooperation Agreement, dated June 1, 2009, by and between Home Touch Solution Sdn Bhd and Home Touch Limited (4)
21	List of Subsidiaries(5)
31.1	Certification of Chief Executive Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.*
31.2	Certification of Principal Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
*  Filed herewith.
(1) Incorporated by reference from our registration statement filed on Form S-1 with the Securities and Exchange Commission on April 22, 2009.
(2) Incorporated by reference from Amendment No. 1 to our registration statement filed on Form S-1 with the Securities and Exchange Commission on July 24, 2009 (filing date changed to October 30, 2009).
(3) Incorporated by reference from Amendment No. 2 to our registration statement filed on Form S-1 with the Securities and Exchange Commission on September 2, 2009.
(4) Incorporated by reference from Amendment No. 3 to our registration statement filed on Form S-1 with the Securities and Exchange Commission on October 9, 2009.
(5) Incorporated by reference from Amendment No. 4 to our registration statement filed on Form S-1 with the Securities and Exchange Commission on October 22, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOME TOUCH HOLDING COMPANY
(Registrant)

By:	/s/ David Gunawan Ng
David Gunawan Ng,
President and Chief Executive Officer

Dated:	June 29, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ David Gunawan Ng	President, Chief Executive
David Gunawan Ng	Officer and Director	June 29, 2010
(Principal Executive Officer)

/s/ Stella Wai Yau	Chief Financial Officer and Director	June 29, 2010
Stella Wai Yau	(Principal Financial Officer and Principal Accounting Officer)