Form 10-Q
period 2010-06-30
HOME TOUCH HOLDING Co
filed 2010-08-16
CIK 1462047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☐ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 333-158713

HOME TOUCH HOLDING COMPANY
(Exact Name of Registrant as Specified in Its Charter)

NEVADA	26-4309660
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

703 Liven House, 61-63 King Yip Street,
Kwun Tong, Hong Kong
85-2-2111-0121
(Address of Principal Executive Offices and Issuer’s
Telephone Number, including Area Code)

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☐ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐     No ☒

As of August 13, 2010, the issuer had outstanding 2,000,000 shares of common stock.

i

PART I    FINANCIAL INFORMATION
 ITEM 1  Financial Statements
HOME TOUCH HOLDING COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2010 AND MARCH 31, 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	June 30, 2010	March 31, 2010
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$276,584	$483,684
Accounts receivable, trade	4,346	5,115
Amount due from a related party	6,414	6,414
Marketable securities, available-for-sale	27,979	-
Inventories, net	51,368	51,972
Deposits and other current assets	41,002	54,725

Total current assets	407,693	601,910

Non-current assets:
Plant and equipment, net	10,998	13,142

TOTAL ASSETS	$418,691	$615,052

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,713	$1,713
Customer deposit	135,173	206,275
Customer deposit from a related party	22,154	22,154
Current portion of long-term bank loan	51,466	50,764
Accrued liabilities and other payables	139,217	126,908

Total current liabilities	349,723	407,814

Long-term liabilities:
Long-term bank loan	49,723	62,855

Total liabilities	399,446	470,669

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 2,000,000 shares issued and outstanding, respectively	2,000	2,000
Additional paid-in capital	577,394	577,394
Accumulated other comprehensive loss	(3,357)	-
Accumulated deficit	(556,792)	(435,011)

Total stockholders’ equity	19,245	144,383

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$418,691	$615,052

See accompanying notes to condensed consolidated financial statements.

HOME TOUCH HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
FOR THE THREE MONTHS ENDED JUNE 30, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Three months ended June 30,
	2010	2009
REVENUES, NET:
Product sales	$3,769	$126
Project revenue	156,964	2,494
Project revenue, related party	-	18,919
Total revenues, net	160,733	21,539

COST OF REVENUE:
Cost of products sold	2,103	23
Cost of projects	101,127	11,621
Total cost of revenue	103,230	11,644
GROSS PROFIT	57,503	9,895

Operating expenses:
Selling, general and administrative	178,525	129,751
Total operating expenses	178,525	129,751
LOSS FROM OPERATIONS	(121,022)	(119,856)

Other income (expense):
Realized gain on marketable securities	746	-
Interest income	2	4
Interest expense	(1,507)	(1,674)
Total other expense	(759)	(1,670)
LOSS BEFORE INCOME TAXES	(121,781)	(121,526)

Income tax expense	-	-

NET LOSS	$(121,781)	$(121,526)

Other comprehensive loss:
Unrealized holding loss on available-for-sale securities	(3,357)	-

COMPREHENSIVE LOSS	$(125,138)	$(121,526)

Net loss per share – Basic and diluted	$(0.06)	$(0.06)

Weighted average common stock outstanding – Basic and diluted	2,000,000	2,000,000

See accompanying notes to condensed consolidated financial statements.

HOME TOUCH HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Three months ended June 30,
	2010	2009

Cash flows from operating activities:
Net loss	$(121,781)	$(121,526)
Adjustments to reconcile net loss to net cash used in operating activities:
Realized gain on marketable securities	(746)	-
Depreciation	2,144	2,144
Changes in operating assets and liabilities:
Accounts receivable, trade	769	16,941
Accounts receivable, related party	-	6,108
Inventories	604	(12,531)
Deposits and other current assets	13,723	(33,981)
Customer deposit	(71,102)	-
Accrued liabilities and other payables	12,309	(1,827)

Net cash used in operating activities	(164,080)	(144,672)

Cash flows from investing activities:
Purchase of marketable securities	(38,467)	-
Proceeds from sale of marketable securities	7,877	-

Net cash used in investing activities	(30,590)	-

Cash flows from financing activities:
Proceeds from long-term bank loan	-	153,846
Payments on long-term bank loan	(12,430)	(10,352)

Net cash (used in) provided by financing activities	(12,430)	143,494
NET CHANGE IN CASH AND CASH EQUIVALENTS	(207,100)	(1,178)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	483,684	17,391

CASH AND CASH EQUIVALENTS, END OF PERIOD	$276,584	$16,213

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income tax	$-	$-
Cash paid for interest	$1,507	$1,674

See accompanying notes to condensed consolidated financial statements.

HOME TOUCH HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED JUNE 30, 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

						Accumulated
	Preferred Stock		Common Stock		Additional	other		Total
					paid-in	comprehensive	Accumulated	stockholders’
	No. of share	Amount	No. of share	Amount	capital	loss	deficit	equity

Balance as of April 1, 2010 (restated)	-	$-	2,000,000	$2,000	$577,394	$-	$(435,011)	$144,383

Net loss for the period	-	-	-	-	-	-	(121,781)	(121,781)

Unrealized holding loss on available-for-sale securities	-	-	-	-		(3,357)	-	(3,357)
Balance as of June 30, 2010	-	$-	2,000,000	$2,000	$577,394	$(3,357)	$(556,792)	$19,245

See accompanying notes to condensed consolidated financial statements.

HOME TOUH HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2010 AND 2009
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

In the opinion of management, the consolidated balance sheet as of March 31, 2010 has been derived from the audited consolidated financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results of operation for the three months ended June 30, 2010 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2011 or for any future period.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended March 31, 2010.

NOTE－2	ORGANIZATION AND BUSINESS BACKGROUND

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

On July 15, 2010, the Company approved the 1 for 20 reverse split of its common stock. All common stock and per share data for all periods presented in these condensed consolidated financial statements have been restated to give effect to the reverse stock split.

HMTO and its subsidiary are hereinafter referred to as (the “Company”).

HOME TOUH HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE－3	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

●	Use of estimates

In preparing these condensed consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets and revenues and expenses during the periods reported. Actual results may differ from these estimates.

●	Basis of consolidation

The condensed consolidated financial statements include the financial statements of HMTO and its subsidiary. All significant inter-company balances and transactions within the Company have been eliminated upon consolidation.

●	Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

●	Marketable securities

The Company classifies marketable securities as “available-for-sale”, which are stated at fair value, with the unrealized gains and losses, reported in accumulated other comprehensive income. The Company uses quoted prices in active markets for identical assets (consistent with the Level 1 definition in the fair value hierarchy) to measure the fair value of its investments on a recurring basis pursuant to Accounting Standards Codification ("ASC") Topic 820.

●	Accounts receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and determined based on managements’ assessment of known requirements, aging of receivables, payment history, the customer’s current credit worthiness and the economic environment. The Company did not record any allowance for doubtful accounts for both periods.

HOME TOUH HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

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

As of June 30, 2010 and March 31, 2010, the allowance for obsolete inventories was $10,275 and $10,275, respectively.

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

Depreciation expense for the three months ended June 30, 2010 and 2009 were $2,144 and $2,144, respectively.

●	Impairment of long-lived assets

Long-lived assets primarily include plant and equipment. In accordance with the provision of ASC Topic 360-10-5, “Impairment or Disposal of Long-Lived Assets”, the Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There has been no impairment as of June 30, 2010.

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

HOME TOUH HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

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

HOME TOUH HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

●	Income taxes

The provision for income taxes is determined in accordance with the provisions of ASC Topic 740, “Income Taxes” (“ASC 740”). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts.

For the three months ended June 30, 2010 and 2009, the Company did not have any interest and penalties associated with tax positions. As of June 30, 2010, the Company did not have any significant unrecognized uncertain tax positions.

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

In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not US$ are translated into US$, in accordance with ASC Topic 830-30, “Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiary are recorded as a separate component of accumulated other comprehensive income within the statement of stockholders’ equity. For the three months ended June 30, 2010 and 2009, the impact of foreign currencies translation is insignificant and no comprehensive income or loss is recorded.

●	Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

HOME TOUH HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

●	Segment reporting

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. For the three months ended June 30, 2010 and 2009, the Company operates in one reportable operating segment in Hong Kong.

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

The carrying value of the Company’s financial instruments include cash and cash equivalents, accounts receivable, amount due from a related party, deposits and other current assets, accounts payable, customer deposit, accrued liabilities and other payable. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values. The carrying value of the Company’s long-term bank loan approximated its fair value based on the current market prices or interest rates for similar debt instruments. The fair values of the marketable securities are based on quoted prices in active exchange-traded or over-the-counter markets.

●	Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations, as follows:

In September 2009, the Financial Accounting Standard Board (“FASB”) issued certain amendments as codified in ASC Topic 605-25, “Revenue Recognition; Multiple-Element Arrangements.” These amendments provide clarification on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated. An entity is required to allocate revenue in an arrangement using estimated selling prices of deliverables in the absence of vendor-specific objective evidence or third-party evidence of selling price. These amendments also eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method. The amendments significantly expand the disclosure requirements for multiple-deliverable revenue arrangements. These provisions are to be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. The Company will adopt the provisions of these amendments in its fiscal year 2011 and is currently evaluating the impact of these amendments to its consolidated financial statements.

HOME TOUH HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

In March 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-11, “Derivatives and Hedging (Topic 815) — Scope Exception Related to Embedded Credit Derivatives.” ASU 2010-11 clarifies that the only form of an embedded credit derivative that is exempt from embedded derivative bifurcation requirements are those that relate to the subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature. The provisions of ASU 2010-11 will be effective on July 1, 2010 and are not expected to have a significant impact on the Company’s consolidated financial statements.

In April 2010, the FASB issued ASU 2010-13, Compensation – Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. ASU 2010-13 provides guidance on the classification of a share-based payment award as either equity or a liability. A share-based payment that contains a condition that is not a market, performance, or service condition is required to be classified as a liability. ASU 2010-13 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010 and is not expected to have a significant impact on the Company’s financial statements.

In May 2010, the FASB issued ASU 2010-19, Foreign Currency (Topic 830): Foreign Currency Issues: Multiple Foreign Currency Exchange Rates. The amendments in ASU 2010-19 are effective as of the announcement date of March 18, 2010. The Company does not expect the provisions of ASU 2010-19 to have a material effect on the financial position, results of operations or cash flows of the Company.

In July 2010, the FASB issued new accounting guidance that will require additional disclosures about the credit quality of loans, lease receivables and other long-term receivables and the related allowance for credit losses. Certain additional disclosures in this new accounting guidance will be effective for the Company on December 31, 2010 with certain other additional disclosures that will be effective on March 31, 2011. The Company does not expect the adoption of this new accounting guidance to have a material impact on its consolidated financial statements.

NOTE－4	AMOUNT DUE FROM A RELATED PARTY

As of June 30, 2010, the amount due from a related party represented temporary advances made to a related company, which is controlled by Mr. David Gunawan Ng and Ms. Stella Wai Yau, the directors of the Company. The balance was unsecured, non-interest bearing and repayable within the next twelve months.

NOTE－5	MARKETABLE SECURITIES, AVAILABLE-FOR-SALE

	June 30, 2010	March 31, 2010
	(Unaudited)	(Audited)

At original cost	$31,336	$-
Less: unrealized holding loss on available-for-sale securities	(3,357)	-
Total	$27,979	$-

For the three months ended June 30, 2010, the Company acquired several marketable securities that are actively traded on the Hong Kong Stock Exchange (“HKSE”).

These marketable securities are classified as available-for-sale and are recorded at their fair market values with the corresponding unrealized holding gains or losses, recorded as a separate component of other comprehensive income within stockholders’ equity. The fair value of marketable securities is determined based on quoted market prices at the balance sheet dates. Realized gains and losses are determined by the difference between historical purchase price and gross proceeds received when the marketable securities are sold.

The Company uses quoted prices in active markets for identical assets (consistent with the Level 1 definition in the fair value hierarchy) to measure the fair value of its investments on a recurring basis pursuant to ASC Topic 820.

The following table summarizes information on the fair value measurement of the Company’s assets as of June 30, 2010:
	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Available-for-sale securities	$27,979	$27,979	$-	$-

Available-for-sale securities as of June 30, 2010 were valued at the closing prices reported on the HKSE market which the securities are traded. The Company has an unrealized holding loss of $3,357 for the three months ended June 30, 2010.

HOME TOUH HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE－6	DEPOSITS AND OTHER CURRENT ASSETS

	June 30, 2010	March 31, 2010
	(Unaudited)	(Audited)

Utility deposits	$9,167	$9,167
Purchase deposit	30,553	44,276
Advance to employees	1,282	1,282
	$41,002	$54,725

NOTE－7	LONG-TERM BANK LOAN

Long-term bank loan consisted of the following:

	June 30, 2010	March 31, 2010
	(Unaudited)	(Audited)
Bank loan, payable to financial institution in Hong Kong:

Equivalent to HK$1,200,000 with effective interest rate at 0.5% per annum over Hong Kong Prime Rate, payable monthly, repayable by May 3, 2012, guaranteed by the local government of Hong Kong Special Administrative Region and the directors of the Company	101,189	113,619

Less: current portion of bank loan	(51,466)	(50,764)

Long-term bank loan, net of current portion	$49,723	$62,855

For the three months ended June 30, 2010 and 2009, Hong Kong Prime Rate is 5% and 5% per annum.

As of June 30, 2010, the maturities of the long-term bank loan for the next two years are as follows:

Years ending June 30:
2011	$51,466
2012	49,723

Total long-term bank loans	$101,189

NOTE－8	ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following:

	June 30, 2010	March 31, 2010
	(Unaudited)	(Audited)

Accrued operating expenses	$136,311	$124,026
Other payables	2,906	2,882
	$139,217	$126,908

HOME TOUH HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE－9	INCOME TAXES

For the three months ended June 30, 2010 and 2009, the Company and its subsidiary operate in various countries: United States of America and Hong Kong that are subject to income tax in the jurisdictions in which it operates, as follows:

United States of America

HMTO is registered in the State of Nevada and is subject to United States of America tax law.

Hong Kong

The Company’s operating subsidiary, Home Touch Limited is subject to Hong Kong Profits Tax at the statutory rate of 16.5% and 16.5% for the three months ended June 30, 2010 and 2009. During the three months ended June 30, 2010 and 2009, the Company incurred an operating loss of $121,781 and $121,526 respectively, no provision for income taxes was recorded accordingly.

The following table sets forth the significant components of the aggregate net deferred tax assets (liabilities) of the Company as of June 30, 2010 and March 31, 2010:

	June 30, 2010	March 31, 2010
	(Unaudited)	(Audited)
Deferred tax asset (liabilities):
Plant and equipment	$(34)	$(294)
Net operating loss carryforward	84,703	64,316
Total net deferred tax assets	84,669	64,022
Less: valuation allowance	(84,669)	(64,022)
Net deferred tax assets	$-	$-

As of June 30, 2010, the Company incurred $513,352 of cumulative operating loss carryforward available to offset its taxable income for income tax purposes. The Company has provided for a full valuation allowance against the deferred tax assets of $84,703 on the expected future tax benefits from the net operating loss carryforward as the management believes it is more likely than not that these assets will not be realized in the future. For the three months ended June 30, 2010, the valuation allowance increased by $20,647, primarily relating to net operating loss carryforwards.

NOTE－10	RELATED PARTY TRANSACTIONS

(a)
For the three months ended June 30, 2010 and 2009, the Company provided intelligent home system solutions service at its current market value totaling $0 and $18,919 to a related company which is controlled by Mr. David Gunawan Ng and Ms. Stella Wai Yau, the directors of the Company in a normal course of business, with $0 and $0 of accounts receivable at year-end.

HOME TOUH HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

(b)
As of June 30, 2010 and March 31, 2010, the Company received the customer deposits of $22,154 and $22,154 from a related company which is controlled by Mr. David Gunawan Ng and Ms. Stella Wai Yau, the directors of the Company, relating to the service agreement of intelligent home system solutions with the contract value of $55,385 and $55,385 at its current market value in a normal course of business.

(c)
For the three months ended June 30, 2010 and 2009, the Company leased out some portion of the office premises to and received sublease income of $7,692 and $11,538 from a related company, which is controlled by Mr. David Gunawan Ng and Ms. Stella Wai Yau, the directors of the Company, at the market price in accordance with the lease agreement in a normal course of business.

(d)	As of June 30, 2010 and March 31, 2010, the leased office of the Company which expires October 26, 2011 is guaranteed by Ms. Stella Wai Yau, the director of the Company.

NOTE－11	CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)	Major customers

For the three months ended June 30, 2010, one customer represented more than 10% of the Company’s revenues. This customer accounts for 90% of revenue amounting to $143,874, with $0 of accounts receivable.

For the three months ended June 30, 2009, the customer who accounts for 10% or more of the revenues of the Company is presented as follows:

	Three months ended June 30, 2009		June 30, 2009
	Revenues	Percentage of revenue	Accounts receivable
Customer A	$18,919	88%	$-
Customer B	2,217	10%	-
Total:	$21,136	98%	$-

(b)         Major vendors

For the three months ended June 30, 2010, one vendor represented more than 10% of the Company’s purchases. This vendor accounts for 96% of purchase amounting to $96,188, with $0 of accounts payable.

For the three months ended June 30, 2009, one vendor represented more than 10% of the Company’s purchases. This vendor accounts for 100% of purchase amounting to $9,215, with $1,347 of accounts payable.

(c)         Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and trade accounts receivable. The Company performs ongoing credit evaluations of its customers’ financial condition, but does not require collateral to support such receivables.

HOME TOUH HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

(d)	Interest rate risk

The Company’s interest-rate risk arises from long-term bank borrowings. Borrowings issued at variable rates expose the Company to cash flow interest-rate risk. Borrowings issued at fixed rates expose the Company to fair value interest-rate risk. Company policy is to maintain approximately all of its borrowings in fixed rate instruments. As of June 30, 2010, all of borrowings were at floating rates.

NOTE－12	COMMITMENTS AND CONTINGENCIES

(a)	Operating lease commitments

The Company is committed under a non-cancelable operating lease with fixed monthly rentals, due through October 26, 2011and is guaranteed by Ms. Stella Wai Yau, the director of the Company. Total rent expenses for the three months ended June 30, 2010 and 2009 was $5,769 and $1,923, respectively. Future minimum rental payments due under the non-cancelable operating lease agreement in the next two years are as follows:

Years ending June 30:
2011	$53,846
2012	15,054

Total:	$68,900

(b)	Reserve for product warranties

The Company has not experienced any material returns where it was under obligation to honor this standard warranty provision. As such, no reserve for product warranties has been provided in the statement of operations for the three months ended June 30, 2010 and 2009.

(c)	Revolving lines of credit

In 2009, the Company obtained the revolving line of credit with the available outstanding balance of $19,230 (equivalent to HK$150,000). Advances under the line of credit are unsecured and bear interest at a rate of 3% per annum over Hong Kong Best Lending Rate, payable monthly. The revolving line of credit is reviewed on a regular basis, subject to cancellation at the discretion of the bank and requires a minimum monthly fee of $13 (equivalent to HK$100). There were no borrowings under the revolving lines of credit as of June 30, 2010.

NOTE－13	SUBSEQUENT EVENTS

On July 15, 2010, the Company approved the 1 for 20 reverse split of its common stock. All common stock and per share data for all periods presented in these condensed consolidated financial statements have been restated to give effect to the reverse stock split.

ITEM 2                   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking statements

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this quarterly report on Form 10-Q. This quarterly report on Form 10-Q contains certain forward-looking statements and our future operating results could differ materially from those discussed herein. Certain statements contained in this discussion, including, without limitation, statements containing the words "believes," "anticipates," "expects" and the like, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). However, as we issue “penny stock,” as such term is defined in Rule 3a51-1 promulgated under the Exchange Act, we are ineligible to rely on these safe harbor provisions. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained herein to reflect future events or developments.

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

Income taxes

We have considered potential sources of future taxable income in determining the amount of a valuation allowance against its deferred tax assets at June 30, 2010.  Changes in the future taxable income estimate, could affect the deferred tax asset in the future and an adjustment to the valuation allowance would be recorded in the period such determination is made.

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

Results of Operations

Comparison of the three months ended June 30, 2010 to the three month ended June 30, 2009

The following table shows our revenues by type for the three months ended June 30, 2010 compared to the three months ended June 30, 2009.

	Three months	Three months
	ended June 30,	ended June 30,	Increase
	2010	2009	(Decrease)
Product sales	$3,769	$126	$3,643
Project revenue	156,964	2,494	154,470
Project revenue, related party	-	18,919	(18,919)
Total revenues, net	$160,733	$21,539	$139,194

The downturn of the economy in Hong Kong, Macau and China caused the Company to focus their efforts on project revenues instead of product sales.  The Company did not use any related parties to bid on the projects for the period ended.

The following table shows our cost of revenue for the three months ended June 30, 2010 compared to the three months ended June 30, 2009.

	Three months		Three months
	ended June 30,	Percent of	ended June 30,	Percent of
	2010	Revenue	2009	Revenue
Cost of product sold	$2,103	1.31%	$23	0.11%
Cost of project	101,127	62.92%	11,621	53.95%
Total cost of revenue	$103,230	64.22%	$11,644	54.06%

The slight increase in cost of revenue percentage is the result of slight increases in labor costs and materials. Cost of revenue consists primarily of direct labor and sub-contracting fees.

Our operating expenses increased $48,774 from $129,751 for the three months ended June 30, 2009, as compared to operating expenses of $178,525 for the three months ended June 30, 2010.  The increase of 37.59% is due to the significant increase in project revenues for the three months ended June 30, 2010 compared to the same period in 2009.

Liquidity and Capital Resources

At June 30, 2010, our cash and cash equivalents totaled $276,584, compared to $483,684 as of March 31, 2010.   Historically our cash has been provided by collection of sales revenues, bank loans, short and long-term notes.  During the three months ended June 30, 2010 cash used by operations was a net $164,080, comprised primarily of our net loss of $121,781, payments for customer deposits of $71,102, offset by increases in accrued liabilities of $12,309 and an increase in deposits and other current assets of $13,723.

During three months ended June 30, 2010, cash used in investing activities was a net $30,590.  We acquired several trading stocks during this period.

During three months ended June 30, 2010, cash used in financing activities was a net $12,430.  We made $12,430 for repayments on long-term bank loans, which were obtained during 2009.

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

Long-term bank loans consist of the following:

	June 30,	March 31
	2010	2010
Bank loans, payable to financial institutions in Hong Kong:

Equivalent to HK$1,200,000 with annual interest rate at0.5% over Hong Kong prime rate payable monthly, repayable by May 3, 2012, guaranteed by the local government of Hong Kong and the directors of the Company	$101,189	$113,619

Total	101,189	113,619

Less current portion of bank loans	(51,466)	(50,764)

Bank loans, net of current portion	$49,723	$62,855

The minimum future payments of the aggregate bank loans are $51,466 in the next 12 months.

Commitments and Contingencies

Operating lease commitments

We were committed under non-cancelable operating lease with fixed monthly rentals, due through October 26, 2011. Total rent expenses for the three months ended June 30, 2010 and 2009 was $5,769 and $1,923, respectively.

Future minimum rental payments due under non-cancelable operating leases are as follows:

Periods ending June 30,
2011	$53,846
2012	15,054

Total:	$68,900

Reserve for product warranties

We have not experienced any material actual claims from product warranties where it was under obligation to honor the standard warranty provision. As such, no reserve for product warranties has been recognized in the statement of operations for three months ended June 30, 2010 and 2009.

Revolving lines of credit

We have outstanding revolving bank line of credit of $19,230 (equivalent to HK$150,000). Advances under the lines of credit are unsecured and bear interest at a rate of 3% per annum over Hong Kong Best Lending Rate, payable monthly. The revolving bank line of credit is reviewed on a regular basis, subject to cancellation at the discretion of the bank and requires a minimum monthly fee of $13 (equivalent to HK$100). There were no borrowings under the revolving bank line of credit as of June 30, 2010.

Recently issued accounting pronouncements:

We have reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

ITEM 3                   Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

ITEM 4                   Controls and Procedures

Evaluation of disclosure controls and procedures

We maintain a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of June 30, 2010, our disclosure controls and procedures were effective.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1                   Legal Proceedings

We are not a party to any legal or administrative proceedings that we believe, individually or in the aggregate, would be likely to have a material adverse effect on our financial condition or results of operations.

ITEM 1A                Risk Factors

Not applicable.

ITEM 2                   Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3                   Defaults upon Senior Securities

None.

ITEM 4                   (Removed and Reserved)

ITEM 5                   Other Information

None.

ITEM 6                   Exhibits

Exhibit Number	Description

2.1	Articles of Exchange (Incorporated by reference from Amendment No. 2 to our registration statement filed on Form S-1 with the Securities and Exchange Commission on September 2, 2009).

2.2
Share Exchange Agreement, dated January 26, 2009, by and between Home Touch Holding Company and Home Touch Limited (Incorporated by reference from Amendment No. 2 to our registration statement filed on Form S-1 with the Securities and Exchange Commission on September 2, 2009).

3.1	Articles of Incorporation of the Company (Incorporated by reference from our registration statement filed on Form S-1 with the Securities and Exchange Commission on April 22, 2009).

3.2	Bylaws of the Company (Incorporated by reference from our registration statement filed on Form S-1 with the Securities and Exchange Commission on April 22, 2009).

4.1	Specimen common stock certificate*

31.1
Certification by David Gunawan Ng, President and Chief Executive Officer of the Company, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2
Certification by Stella Wai Yau, Chief Financial Officer of the Company, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification by David Gunawan Ng, President and Chief Executive Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification by Stella Wai Yau, Chief Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOME TOUCH HOLDING COMPANY

	By:	/s/ David Gunawan Ng
David Gunawan Ng
President and Chief Executive Officer

	By:	/s/ Stella Wai Yau
Stella Wai Yau
Date: August 16, 2010		Chief Financial Officer