Form 10-Q
period 2010-09-30
HOME TOUCH HOLDING Co
filed 2010-11-12
CIK 1462047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER  30, 2010

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 333-158713

HOME TOUCH HOLDING COMPANY
(Exact Name of Registrant as Specified in Its Charter)

NEVADA	26-4309660
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

As of November 8, 2010, the issuer had outstanding 3,500,000 shares of common stock.

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

HOME TOUCH HOLDING COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2010 AND MARCH 31, 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	September 30, 2010	March 31, 2010
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$372,791	$483,684
Accounts receivable, trade	2,327	5,115
Amount due from a related party	6,414	6,414
Marketable securities, available-for-sale	44,710	-
Inventories, net	87,273	51,972
Deposits and other current assets	83,120	54,725

Total current assets	596,635	601,910

Non-current assets:
Plant and equipment, net	8,854	13,142
TOTAL ASSETS	$605,489	$615,052

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,713	$1,713
Customer deposit	171,262	206,275
Customer deposit from a related party	22,154	22,154
Current portion of long-term bank loan	52,176	50,764
Accrued liabilities and other payables	19,572	126,908

Total current liabilities	266,877	407,814

Long-term liabilities:
Long-term bank loan	36,409	62,855

Total liabilities	303,286	470,669

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 3,500,000 and 2,000,000 shares issued and outstanding, respectively	3,500	2,000
Additional paid-in capital	720,894	577,394
Accumulated other comprehensive loss	(3,818)	-
Accumulated deficit	(418,373)	(435,011)

Total stockholders’ equity	302,203	144,383

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$605,489	$615,052

See accompanying notes to condensed consolidated financial statements.

HOME TOUCH HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Three months ended September 30,		Six months ended September 30,
	2010	2009	2010	2009
REVENUES, NET:
Product sales	$-	$10,366	$3,769	$12,717
Project revenue	378,493	68,775	535,457	138,819
Project revenue, related party	-	1,337	-	20,256

Total revenues, net	378,493	80,478	539,226	171,792

COST OF REVENUE:
Cost of products sold	-	6,612	2,103	7,323
Cost of projects	107,125	39,360	208,252	90,943

Total cost of revenue	107,125	45,972	210,355	98,266

GROSS PROFIT	271,368	34,506	328,871	73,526

Operating expenses:
Selling, general and administrative	133,497	74,455	312,022	163,556

INCOME (LOSS) FROM OPERATIONS	137,871	(39,949)	16,849	(90,030)

Other income (expense):
Realized gain on marketable securities	1,707	-	2,453	-
Dividend income	76	-	76	-
Interest income	97	-	99	4
Interest expense	(1,332)	(1,615)	(2,839)	(3,289)

Total other income (expense)	548	(1,615)	(211)	(3,285)

INCOME (LOSS) BEFORE INCOME TAXES	138,419	(41,564)	16,638	(93,315)

Income tax expense	-	-	-	-

NET INCOME (LOSS)	$138,419	$(41,564)	$16,638	$(93,315)

Other comprehensive loss:
- Unrealized holding loss on available-for-sale securities	(461)	-	(3,818)	-

COMPREHENSIVE INCOME (LOSS)	$137,958	$(41,564)	$12,820	$(93,315)

Net income (loss) per share- Basic and diluted	$0.06	$(0.02)	$0.01	$(0.05)

Weighted average common stock outstanding – Basic and diluted	2,150,000	2,000,000	2,075,000	2,000,000

See accompanying notes to condensed consolidated financial statements.

HOME TOUCH HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Six months ended September 30,
	2010	2009

Cash flows from operating activities:
Net income (loss)	$16,638	$(93,315)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Realized gain on marketable securities	(2,453)	-
Depreciation	4,288	4,288
Changes in operating assets and liabilities:
Accounts receivable, trade	2,788	(86,600)
Accounts receivable, related party	-	6,108
Inventories	(35,301)	(16,226)
Deposits and other current assets	(28,395)	(34,215)
Accounts payable	-	7,983
Customer deposit	(35,013)	-
Accrued liabilities and other payables	(107,336)	8,087

Net cash used in operating activities	(184,784)	(203,890)

Cash flows from investing activities:
Purchase of marketable securities	(79,154)	-
Proceeds from sale of marketable securities	33,079	-

Net cash used in investing activities	(46,075)	-

Cash flows from financing activities:
Net proceeds from private placement	145,000	-
Advances from related parties	-	115,385
Repayment to related parties	-	(29,487)
Proceeds from long-term bank loan	-	153,846
Payments on long-term bank loan	(25,034)	(28,258)

Net cash provided by financing activities	119,966	211,486
NET CHANGE IN CASH AND CASH EQUIVALENTS	(110,893)	7,596

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	483,684	17,391

CASH AND CASH EQUIVALENTS, END OF PERIOD	$372,791	$24,987

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income tax	$-	$-
Cash paid for interest	$2,839	$3,289

See accompanying notes to condensed consolidated financial statements.

HOME TOUCH HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Preferred Stock		Common Stock
	No. of share	Amount	No. of share	Amount	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity

Balance as of April 1, 2010 (restated)	-	$-	2,000,000	$2,000	$577,394	$-	$(435,011)	$144,383

Shares issued for private placement	-	-	1,500,000	1,500	143,500	-	-	145,000

Net income for the period	-	-	-	-	-	-	16,638	16,638

Unrealized holding loss on available-for-sale securities	-	-	-	-		(3,818)	-	(3,818)

Balance as of September 30, 2010	-	$-	3,500,000	$3,500	$720,894	$(3,818)	$(418,373)	$302,203

See accompanying notes to condensed consolidated financial statements.

HOME TOUCH HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE - 1  BASIS OF PRESENTATION

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

In the opinion of management, the consolidated balance sheet as of March 31, 2010 has been derived from the audited consolidated financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results of operation for the six months ended September 30, 2010 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2011 or for any future period.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended March 31, 2010.

NOTE - 2  ORGANIZATION AND BUSINESS BACKGROUND

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

HOME TOUCH HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE - 3  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

As of September 30, 2010 and March 31, 2010, the allowance for obsolete inventories was $10,275 and $10,275, respectively.

HOME TOUCH HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
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

Depreciation expenses for the three months ended September 30, 2010 and 2009 were $2,144 and $2,144, respectively.

Depreciation expenses for the six months ended September 30, 2010 and 2009 were $4,288 and $4,288, respectively.

●	Impairment of long-lived assets

Long-lived assets primarily include plant and equipment. In accordance with the provision of ASC Topic 360-10-5, “Impairment or Disposal of Long-Lived Assets”, the Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There has been no impairment as of September 30, 2010.

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
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
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
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

For the six months ended September 30, 2010 and 2009, the Company did not have any interest and penalties associated with tax positions. As of September 30, 2010, the Company did not have any significant unrecognized uncertain tax positions.

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

In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not US$ are translated into US$, in accordance with ASC Topic 830-30, “Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiary are recorded as a separate component of accumulated other comprehensive income within the statement of stockholders’ equity. For the six months ended September 30, 2010 and 2009, the impact of foreign currencies translation is insignificant and no comprehensive income or loss is recorded.

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

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. For the six months ended September 30, 2010 and 2009, the Company operates in one reportable operating segment in Hong Kong.

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
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
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

The carrying value of the Company’s financial instruments include cash and cash equivalents, accounts receivable, amount due from a related party, marketable securities, deposits and other current assets, accounts payable, customer deposit, accrued liabilities and other payable. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values. The carrying value of the Company’s long-term bank loans approximated its fair value based on the current market prices or interest rates for similar debt instruments. The fair values of the marketable securities are based on quoted prices in active exchange-traded or over-the-counter markets.

●	Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations, as follows:

In April 2010, the FASB issued ASU 2010-13, "Compensation – Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades". ASU 2010-13 provides guidance on the classification of a share-based payment award as either equity or a liability. A share-based payment that contains a condition that is not a market, performance, or service condition is required to be classified as a liability. ASU 2010-13 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010 and is not expected to have a significant impact on the Company’s financial statements.

In July 2010, the FASB issued an accounting standards update to require further disaggregated disclosures that improve financial statement users’ understanding of (1) the nature of an entity’s credit risk associated with its financing receivables and (2) the entity’s assessment of that risk in estimating its allowance for credit losses as well as changes in the allowance and the reasons for those changes. This update will be effective for the Company in the second quarter of fiscal 2011, except for the disclosures relating to activity that occurred during a reporting period which is effective for the Company in the third quarter of fiscal 2011. Since this update addresses only disclosures related to credit quality of financing receivables and the allowance for credit losses, it is not expected that the adoption of this update will have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE - 4  AMOUNT DUE FROM A RELATED PARTY

As of September 30, 2010, the amount due from a related party represented temporary advances made to a related company, which is controlled by Mr. David Gunawan Ng and Ms. Stella Wai Yau, the directors of the Company. The balance was unsecured, non-interest bearing and repayable within the next twelve months. Subsequently, the balance was fully repaid to the Company.

HOME TOUCH HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE - 5  MARKETABLE SECURITIES, AVAILABLE-FOR-SALE

	September 30, 2010	March 31, 2010
	(Unaudited)	(Audited)

At original cost	$48,528	$-
Less: unrealized holding loss on available-for-sale securities	(3,818)	-
Total	$44,710	$-

For the six months ended September 30, 2010, the Company acquired several trading stocks that are actively traded on the Hong Kong Stock Exchange (“HKSE”).

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

The following table summarizes information on the fair value measurement of the Company’s assets as of September 30, 2010:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Available-for-sale securities	$44,710	$44,710	$-	$-

Available-for-sale securities as of September 30, 2010 were valued at the closing prices reported on the HKSE market which the securities are traded. The Company has an unrealized holding loss of $3,818 for the six months ended September 30, 2010.

NOTE - 6  DEPOSITS AND OTHER CURRENT ASSETS

	September 30, 2010	March 31, 2010
	(Unaudited)	(Audited)

Utility deposits	$11,013	$9,167
Purchase deposit	70,825	44,276
Advance to employees	1,282	1,282

	$83,120	$54,725

HOME TOUCH HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE - 7  LONG-TERM BANK LOAN

Long-term bank loan consisted of the following:

	September 30, 2010	March 31, 2010
	(Unaudited)	(Audited)

Bank loan, payable to financial institution in Hong Kong:

Equivalent to HK$1,200,000 with effective interest rate at 0.5% per annum over Hong Kong Prime Rate, payable monthly, repayable by May 3, 2012, guaranteed by the local government of Hong Kong Special Administrative Region and the directors of the Company	$88,585	$113,619

Less: current portion of bank loan	(52,176)	(50,764)

Long-term bank loan, net of current portion	$36,409	$62,855

For the six months ended September 30, 2010 and 2009, Hong Kong Prime Rate is 5% and 5% per annum.

As of September 30, 2010, the maturities of the long-term bank loan for the next two years are as follows:

Years ending September 30:
2011	$52,176
2012	36,409

Total long-term bank loans	$88,585

NOTE - 8  ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following:

	September 30, 2010	March 31, 2010
	(Unaudited)	(Audited)

Accrued operating expenses	$10,002	$124,026
Other payables	9,570	2,882
	$19,572	$126,908

HOME TOUCH HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE - 9  INCOME TAXES

For the six months ended September 30, 2010 and 2009, the Company and its subsidiary operate in various countries: United States of America and Hong Kong that are subject to income tax in the jurisdictions in which it operates, as follows:

United States of America

HMTO is registered in the State of Nevada and is subject to United States of America tax law.

Hong Kong

The Company’s operating subsidiary, Home Touch Limited is subject to Hong Kong Profits Tax at the statutory rate of 16.5% and 16.5% for the six months ended September 30, 2010 and 2009 on the assessable income for its tax reporting year. During the six months ended September 30, 2010, the Company utilized $15,874 of its cumulative tax losses to offset against its operating income and no provision for income taxes was recorded.

The following table sets forth the significant components of the aggregate net deferred tax assets (liabilities) of the Company as of September 30, 2010 and March 31, 2010:

	September 30, 2010	March 31, 2010
	(Unaudited)	(Audited)
Deferred tax asset (liabilities):
Plant and equipment	$226	$(294)
Net operating loss carryforward	61,696	64,316
Total net deferred tax assets	61,922	64,022
Less: valuation allowance	(61,922)	(64,022)

Net deferred tax assets	$-	$-

As of September 30, 2010, the Company incurred $373,913 of cumulative operating loss carryforward available to offset its taxable income for income tax purposes. The Company has provided for a full valuation allowance against the deferred tax assets of $61,922 on the expected future tax benefits from the net operating loss carryforward as the management believes it is more likely than not that these assets will not be realized in the future. For the six months ended September 30, 2010, the valuation allowance decreased by $2,100, primarily relating to net operating loss carryforwards.

NOTE - 10  STOCKHOLDERS’ EQUITY

On September 21, 2010, the Company consummated the private placement with certain accredited investors for an aggregate of 1,500,000 shares of its restricted common stock, at a share price of $0.10, or $150,000 in the aggregate, in accordance with the Subscription Agreements. The Company received net proceeds of approximately $145,000 from the private placement that will be used for general corporate purposes.

NOTE - 11  RELATED PARTY TRANSACTIONS

(a)
For the six months ended September 30, 2010 and 2009, the Company provided intelligent home system solutions service at its current market value totaling $0 and $20,256 to a related company which is controlled by Mr. David Gunawan Ng and Ms. Stella Wai Yau, the directors of the Company in a normal course of business, with $0 and $0 of accounts receivable at year-end.

HOME TOUCH HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

(b)
As of September 30, 2010 and March 31, 2010, the Company received the customer deposits of $22,154 and $22,154 from a related company which is controlled by Mr. David Gunawan Ng and Ms. Stella Wai Yau, the directors of the Company, relating to the service agreement of intelligent home system solutions with the contract value of $55,385 and $55,385 at its current market value in a normal course of business.

(c)
For the six months ended September 30, 2010 and 2009, the Company leased out some portion of the office premises to and received sublease income of $15,385 and $23,077 from a related company, which is controlled by Mr. David Gunawan Ng and Ms. Stella Wai Yau, the directors of the Company, at the market price in accordance with the lease agreement in a normal course of business.

(d)	As of September 30, 2010 and March 31, 2010, the leased office of the Company which expires October 26, 2011 is guaranteed by Ms. Stella Wai Yau, the director of the Company.

NOTE - 12  CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)	Major customers

For the three and six months ended September 30, 2010 and 2009, the customers who account for 10% or more of the Company’s revenues and its outstanding balance at period-end date, are presented as follows:

For the three months ended September 30, 2010, one customer represented more than 10% of the Company’s revenues. This customer accounts for 82% of revenues amounting to $311,119, with $0 of accounts receivable.

	Six months ended September 30, 2010		September 30, 2010
	Revenues	Percentage of revenues	Accounts receivable

Customer C	$311,119	58%	$-
Customer E	165,846	31%	-

Total:	$476,965	89%	$-

	Three months ended September 30, 2009		September 30, 2009
	Revenues	Percentage of revenues	Accounts receivable

Customer A	$17,964	22%	$-
Customer C	33,696	42%	103,472
Customer D	15,431	19%	-

Total:	$67,091	83%	$103,472

HOME TOUCH HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

	Six months ended September 30, 2009		September 30, 2009
	Revenues	Percentage of revenues	Accounts receivable

Customer A	$17,964	10%	$-
Customer B	20,256	12%	-
Customer C	103,472	60%	103,472

Total:	$141,692	82%	$103,472

(b)    Major vendors

For the three and six months ended September 30, 2010 and 2009, the vendor who accounts for 10% or more of the Company’s purchases is presented as follows:

	Three months ended September 30, 2010		September 30, 2010
	Purchases	Percentage of purchases	Accounts payable

Vendor A	$9,116	44%	$-
Vendor B	7,879	38%	-

Total:	$16,995	82%	$-

For the six months ended September 30, 2010, one vendor represented more than 10% of the Company’s purchases. This vendor accounts for 87% of purchase amounting to $105,304, with $0 of accounts payable.

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

(d)   Interest rate risk

The Company’s interest-rate risk arises from long-term bank borrowings. Borrowings issued at variable rates expose the Company to cash flow interest-rate risk. Borrowings issued at fixed rates expose the Company to fair value interest-rate risk. Company policy is to maintain approximately all of its borrowings in fixed rate instruments. As of September 30, 2010, all of borrowings were at floating rates.

HOME TOUCH HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE - 12  COMMITMENTS AND CONTINGENCIES

(a)    Operating lease commitments

The Company is committed under a non-cancelable operating lease with fixed monthly rentals, due through October 26, 2011 and is guaranteed by Ms. Stella Wai Yau, the director of the Company. Total rent expenses for the six months ended September 30, 2010 and 2009 was $13,385 and $3,846, respectively. Future minimum rental payments due under the non-cancelable operating lease agreement in the next two years are as follows:

Years ending September 30:
2011	$53,846
2012	1,571

Total:	$55,417

(b)   Reserve for product warranties

The Company has not experienced any material returns where it was under obligation to honor this standard warranty provision. As such, no reserve for product warranties has been provided in the statement of operations for the six months ended September 30, 2010 and 2009.

(c)   Revolving lines of credit

In 2009, the Company obtained the revolving line of credit with the available outstanding balance of $19,230 (equivalent to HK$150,000). Advances under the line of credit are unsecured and bear interest at a rate of 3% per annum over Hong Kong Best Lending Rate, payable monthly. The revolving line of credit is reviewed on a regular basis, subject to cancellation at the discretion of the bank and requires a minimum monthly fee of $13 (equivalent to HK$100). There were no borrowings under the revolving lines of credit as of September 30, 2010.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are principally engaged in the design, marketing and distribution of a variety of smart home system products and solutions for residential or commercial use.  Our products and solutions enable our customers to centrally control home systems with wireless or non-wireless features by means of radio frequency (RF) or European Installation Bus (EIB), wireless electronic networking technology to integrate the various devices and appliances commonly found in buildings, homes, hotels and offices.

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

We sell primarily to clients located in Hong Kong and China.  Sales outside Hong Kong are made through a distribution arrangement with Home Touch Solutions Sdn Bhd, a Malaysian company.   Under our distribution agreement, the local distributor directly sells to developers.  We do not own Home Touch Solutions Sdn Bhd and they are not a partner or affiliate. Once they have purchased the products, they assume all expenses for installation and maintenance.

Results of Operations

Comparison of the three months ended September 30, 2010 to the three months ended September 30, 2009

The following table shows our revenues by type for the three months ended September 30, 2010 compared to the three months ended September 30, 2009.

	Three months	Three months
	ended September 30,	ended September 30,
	2010	2009
Product sales	$-	$10,366
Project revenue	378,493	68,775
Project revenue, related party	-	1,337
Total revenues, net	$378,493	$80,478

Product Sales:  Commencing this fiscal year, management decided to focus on generating revenue from special projects in lieu of product sales in response to the economic downturn in Hong Kong, Macau and China.  As a result of our shift in focus, we did not generate revenue from product sales during the three months ended September 30, 2010.  This represented a decrease of $10,366 or 100% compared to the $10,366 we generated for the three months ended September 30, 2009.  We anticipate refocusing on product sales as the economy improves.

Project Revenue:  We generated revenue of $378,493 from special projects for the three months ended September 30, 2010, representing an increase of $309,718, or approximately 450%, compared to $68,775 for the three months ended September 30, 2009.  The increase is the result of our shift in focus from product sales to special projects.  We anticipate continuing our focus on special projects in the near future and to gradually decrease our reliance on related parties in obtaining such projects.

Project Revenue, Related Party:  We did not generate revenue from projects obtained through related parties during the three months ended September 30, 2010.  This represents a decrease of $1,337, or 100%, as compared to $1,337 generated from projects obtained through related parties during the same period in 2009.  The decrease of project revenue from related parties represents our continued efforts to gradually decrease our reliance on third parties in obtaining projects.

The following table shows our cost of revenue for the three months ended September 30, 2010 compared to the three months ended September 30, 2009.

	Three Months Ended	Percent of	Three Months Ended	Percent of
	September 30, 2010	Revenue	September 30, 2009	Revenue
Cost of product sold	-	0%	$6,612	8.2%
Cost of project	$107,125	28.3%	$39,360	48.9%
Total cost of revenue	$107,125	28.3%	$45,972	57.1%

Cost of Revenue:  The cost of revenue for as a percentage of revenue was 28.3% for the three months ended September 30, 2010 compared to 57.1% for the three months ended September 30, 2009.  The decrease is primarily attributable to fewer material cost incurred for one of the large projects completed during current period.  Cost of revenue consisted primarily of direct material, direct labor and subcontracting fees.

Operating Expenses:  Our operating expenses for the three months ended September 30, 2010, was $133,497, representing an increase of $59,042, or approximately 79.3%, from $74,455 for the three months ended September 30, 2009.  The increase is attributable to the significant increase in research and development cost for new products and enhancement to the existing solutions and systems for the three months ended September 30, 2010 compared to the same period in 2009.

Comparison of the six months ended September 30, 2010 to the six months ended September 30, 2009

The following table shows our revenues by type for the six months ended September 30, 2010 compared to the six months ended September 30, 2009.

	Six months	Six months
	ended September 30,	ended September 30,
	2010	2009
Product sales	$3,769	$12,717
Project revenue	535,457	138,819
Project revenue, related party	-	20,256
Total revenues, net	$539,226	$171,792

Product Sales:  Commencing this fiscal year, management decided to focus on generating revenue from special projects in lieu of product sales in response to the economic downturn in Hong Kong, Macau and China.  As a result of our shift in focus, our product sales revenue decreased to $3,769 for the six months ended September 30, 2010, as compared to $12,717 for the same period in 2009.  This represented a decrease of $8,948, or approximately 70.4%, as compared to the products sales for the three months ended September 30, 2009.  We anticipate refocusing on product sales as the economy improves.

Project Revenue:  We generated revenue of $535,457 from special projects for the six months ended September 30, 2010, representing an increase of $396,638, or approximately 285.7%, compared to $138,819 for the six months ended September 30, 2009.  The increase is the result of our shift in focus from product sales to special projects.  We anticipate continuing our focus on special projects in the near future and to gradually decrease our reliance on related parties in obtaining such projects.

Project Revenue, Related Party:  We did not generate revenue from projects obtained through related parties during the six months ended September 30, 2010.  This represents a decrease of $20,256, or 100%, as compared to $20,256 generated from projects obtained through related parties during the same period in 2009.  The decrease of project revenue from related parties represents our continued efforts to gradually decrease our reliance on third parties in obtaining projects.

The following table shows our cost of revenue for the six months ended September 30, 2010 compared to the six months ended September 30, 2009.

	Six Months Ended	Percent of	Six Months Ended	Percent of
	September 30, 2010	Revenue	September 30, 2009	Revenue
Cost of product sold	$2,103	.4%	$7,323	4.3%
Cost of project	$208,252	38.6%	$90,943	52.9%
Total cost of revenue	$210,355	39.0%	$98,266	57.2%

Cost of Revenue:  The cost of revenue for as a percentage of revenue was 39% for the six months ended September 30, 2010 compared to 57.2% for the six months ended September 30, 2009.  The decrease is primarily attributable to fewer material cost incurred for one of the large projects completed during current period.  Cost of revenue consisted primarily of direct material, direct labor and subcontracting fees.

Operating Expenses:  Our operating expenses for the six months ended September 30, 2010, was $312,022, representing an increase of $148,466, or approximately 90.8%, from $163,556 for the six months ended September 30, 2009.  The increase is attributable to the significant increase in research and development cost for new products and enhancement to the existing solutions and systems for the six months ended September 30, 2010 compared to the same period in 2009.

Liquidity and Capital Resources

As of September 30, 2010 and March 31, 2010, our cash and cash equivalents totaled $372,791 and $483,684, respectively.  We have historically relied on cash generated from operating activities, related party advances and short-term and long-term bank loans to meet our cash flow needs.  On September 21, 2010, we consummated the sale to certain accredited investors of an aggregate of 1,500,000 shares of our common stock at a per share price of $0.10, or $150,000 in the aggregate resulting in net proceeds of $145,000.

Net cash used in operating activities was $184,784 for the six months ended September 30, 2010, which consisted primarily of a decrease in accrued liabilities and other payables of $107,336, an increase in inventories of $35,301, a decrease in customer deposits of $35,013, and an increase in deposits and other current assets of $28,395.

Net cash used in operating activities was $203,890 for the six months ended September 30, 2009, which consisted primarily of an increase in accounts receivable of $86,600, an increase in deposits and other current assets of $34,215 and an increase in inventories of $16,226.

Net cash used in investing activities consists of net expenditure of $46,075 from the trading of marketable securities.  We did not engage in trading activities during the six months ended September 30, 2009.

Net cash provided by financing activities was $119,966 for the six months ended September 30, 2010, consisting primarily of $145,000 in net proceeds from a private placement of our securities which consummated on September 21, 2010, as offset by $25,034 for repayments on long-term bank loans that were obtained during 2009.

Net cash provided by financing activities was $211,486 for the six months ended September 30, 2009, which consist primarily of advances of $115,385 from related parties and advances of $153,846 from long-term credit facilities, as offset by repayments of $29,487 to related parties and $28,258 toward our long-term bank loans.

We intend to use our cash for general corporate purposes, including potential future acquisitions or other transactions.  We intend to finance our existing operations through sales revenues, advances from our stockholders and or additional credit facilities.  We plan to finance potential future acquisitions through the sale of additional equity or debt securities, securing additional credit facilities or selling certain assets.  If additional funds are raised through the issuance of additional securities, these securities could have rights, preferences and privileges senior to holders of common stock, and terms of any debt security could impose restrictions on our operations.  The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders and additional financing may not be available in amounts or on terms acceptable to us.  There is no assurance that we will be able to obtain the financing we need on acceptable terms to finance our existing operations or potential future acquisitions.  If additional financing becomes necessary and we are unable to obtain the additional funds, we may be required to reduce the scope of our planned product development and marketing efforts, potentially harming our business, financial condition and operating results.  In the meantime, we intend to continue to manage our cash in a manner designed to ensure that we have adequate cash and cash equivalents to fund our operations as well as future acquisitions, if any.

Long-term bank loan consist of the following:

	September 30, 2010	March 31, 2010
	(Unaudited)	(Audited)

Bank loan, payable to financial institution in Hong Kong:

Equivalent to HK$1,200,000 with effective interest rate at 0.5% per annum over Hong Kong Prime Rate, payable monthly, repayable by May 3, 2012, guaranteed by the local government of Hong Kong Special Administrative Region and the directors of the Company	$88,585	$113,619

Less: current portion of bank loan	(52,176)	(50,764)

Long-term bank loan, net of current portion	$36,409	$62,855

The minimum future payments of the aggregate bank loans are $52,176 in the next 12 months.

Commitments and Contingencies

Operating Lease Commitments:  We were committed under non-cancelable operating lease with fixed monthly rentals, due through October 26, 2011.  Total rent expenses for the six months ended September 30, 2010 and 2009 was $13,385 and $3,846 , respectively.

Future minimum rental payments due under non-cancelable operating leases are as follows:

Periods ending September 30,
2011	$53,846
2012	1,571

Total:	$55,417

Reserve for product warranties

We have not experienced any material actual claims from product warranties where it was under obligation to honor the standard warranty provision.  As such, no reserve for product warranties has been recognized in the statement of operations for six months ended September 30, 2010 and 2009.

Revolving lines of credit

We have an outstanding revolving line of credit of $19,230 (equivalent to HK$150,000).  Advances under the line of credit are unsecured and bear interest at a rate of 3% per annum over Hong Kong Best Lending Rate, payable monthly.  The revolving line of credit is reviewed on a regular basis, subject to cancellation at the discretion of the bank and requires a minimum monthly fee of $13 (equivalent to HK$100).  There were no borrowings under the revolving line of credit as of September 30, 2010.

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

Income taxes

We have considered potential sources of future taxable income in determining the amount of a valuation allowance against its deferred tax assets at September 30, 2010.  Changes in the future taxable income estimate, could affect the deferred tax asset in the future and an adjustment to the valuation allowance would be recorded in the period such determination is made.

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

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2010, our disclosure controls and procedures were effective.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

We are not a party to any legal or administrative proceedings that we believe, individually or in the aggregate, would be likely to have a material adverse effect on our financial condition or results of operations.

ITEM 1A.  Risk Factors

Not applicable.

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

On September 27, 2010, we filed a report on Form 8-K disclosing the sale to certain accredited investors on September 21, 2010, of an aggregate of 1,500,000 shares of our common stock, par value $0.001 (the “Shares”), at a per share price of $0.10, or $150,000 in the aggregate, in accordance with the terms and conditions of certain subscription agreements made with such investors (the “Subscription Agreements”).   The Subscription Agreements contain terms and conditions that are normal and customary for a transaction of this type.  The Company received net proceeds of approximately $145,000 from the sale of the Shares and will use the net proceeds for general corporate purposes.  The Shares were sold pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended and Regulation D promulgated thereunder.

ITEM 3.  Defaults upon Senior Securities

None.

ITEM 4.  (Removed and Reserved)

ITEM 5.  Other Information

None.

ITEM 6.  Exhibits

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

3.1	Articles of Incorporation of the Company (Incorporated by reference from our registration statement filed on Form S-1 with the Securities and Exchange Commission on April 22, 2009).

3.2	Bylaws of the Company (Incorporated by reference from our registration statement filed on Form S-1 with the Securities and Exchange Commission on April 22, 2009).

4.1	Specimen common stock certificate (Incorporated by reference from our quarterly report on Form 10Q filed with the Securities and Exchange Commission on August 16, 2010)

31.1
Certification by David Gunawan Ng, President and Chief Executive Officer of the Company, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification by Stella Wai Yau, Chief Financial Officer of the Company, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by David Gunawan Ng, President and Chief Executive Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Stella Wai Yau, Chief Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOME TOUCH HOLDING COMPANY

	By:	/s/ David Gunawan Ng
David Gunawan Ng
President and Chief Executive Officer

	By:	/s/ Stella Wai Yau
Stella Wai Yau
Date: November 12, 2010		Chief Financial Officer