Form 10-Q
period 2010-12-31
PRIME GLOBAL CAPITAL GROUP Inc
filed 2011-02-22
CIK 1462047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2010

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 333-158713

PRIME GLOBAL CAPITAL GROUP INCORPORATED
(Exact Name of Registrant as Specified in Its Charter)

NEVADA	26-4309660
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

11-2, Jalan 26/70A, Desa Sri Hartamas
50480 Kuala Lumpur, Malaysia
603 6201 3198
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

As of February 14, 2011, the issuer had outstanding 500,000,003 shares of common stock.

PART I    FINANCIAL INFORMATION
 ITEM 1  Financial Statements

PRIME GLOBAL CAPITAL GROUP INCORPORATED
(Formerly Home Touch Holding Company)
(Successor of Union Hub Technology Sdn. Bhd.)
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2010 AND MARCH 31, 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	December 31, 2010	March 31, 2010
	(Unaudited)	(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$29,583	$49
Accounts receivable	523,975	-
Stock subscription receivable	800,000	-
Deposits and other receivables	42,740	-

Total current assets	1,396,298	49

Non-current assets:
Plant and equipment, net	120,331	-

TOTAL ASSETS	$1,516,629	$49

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Deferred revenue	$972	$-
Income tax payable	31,619	-
Amount due to a director	232,935	-
Current portion of obligation under finance lease	6,068	-
Accrued liabilities and other payables	36,512	1,289

Total current liabilities	308,106	1,289

Long-term liabilities:
Obligation under finance lease	48,716	-

Total liabilities	356,822	1,289

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 100,000,000 shares authorized; no shares issued and outstanding
Common stock, $0.001 par value; 1,000,000,000 shares authorized; 100,000,000 and 16,500,000 shares issued and outstanding, respectively	100,000	16,500
Additional paid-in capital	1,040,260	-
Accumulated other comprehensive income (loss)	2,170	(65)
Retained earnings (accumulated deficit)	17,377	(17,675)

Total stockholders’ equity	1,159,807	(1,240)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,516,629	$49

See accompanying notes to condensed consolidated financial statements.

PRIME GLOBAL CAPITAL GROUP INCORPORATED
(Formerly Home Touch Holding Company)
(Successor of Union Hub Technology Sdn. Bhd.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Three months ended December 31,		Nine months ended December 31,
	2010	2009	2010	2009
Revenues, net:
Software sales	$315	$-	$291,866	$-
Product sales	653,399	-	653,399	-
Total revenues, net	653,714	-	945,265	-

Cost of revenues	(515,255)	-	(515,255)	-
Cost of revenues, related party	-	-	(174,591)	-
Total cost of revenue	(515,255)	-	(689,846)	-

Gross profit	138,459	-	255,419	-

Operating expenses:
General and administrative	(123,176)	(86)	(188,705)	(221)

Income (loss) from operations	15,283	(86)	66,714	(221)

Other expense:
Interest expense	(474)	-	(790)	-

Income (loss) before income taxes	14,809	(86)	65,924	(221)

Income tax expense	(20,649)	-	(30,872)	-

NET (LOSS) INCOME	$(5,840)	$(86)	$35,052	$(221)

Other comprehensive income (loss):
- Foreign exchange adjustment gain	724	95	2,235	9

COMPREHENSIVE (LOSS) INCOME	$(4,734)	$9	$37,287	$(212)

Net income (loss) per share – Basic and diluted	$(0.00)	$(0.00)	$0.00	$(0.00)

Weighted average common stock outstanding – Basic and diluted	58,361,111	16,500,000	30,453,704	16,500,000

See accompanying notes to condensed consolidated financial statements.

PRIME GLOBAL CAPITAL GROUP INCORPORATED
(Formerly Home Touch Holding Company)
(Successor of Union Hub Technology Sdn. Bhd.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

	Nine months ended December 31,
	2010	2009

Cash flows from operating activities:
Net income (loss)	$35,052	$(221)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	10,614	-
Changes in operating assets and liabilities:
Accounts receivable	(508,410)	-
Deposits and other receivables	(42,065)	(559)
Deferred revenue	944	-
Income tax payable	30,680	-
Amount due to a director	402,031	-
Accrued liabilities and other payables	34,695	(88,551)

Net cash used in operating activities	(36,459)	(89,331)

Cash flows from investing activities:
Purchase of plant and equipment	(70,758)	-

Net cash used in investing activities	(70,758)	-

Cash flows from financing activities:
(Repayment to) advances from a director	(176,016)	1,586
Proceeds from capital contribution	314,509	-
Payments of finance lease	(3,456)	-

Net cash provided by financing activities	135,037	1,586

Foreign currency translation adjustment	1,714	3,643

NET CHANGE IN CASH AND CASH EQUIVALENTS	29,534	(84,102)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	49	84,602

CASH AND CASH EQUIVALENTS, END OF PERIOD	$29,583	$500

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income tax	$-	$-
Cash paid for interest	$790	$-

See accompanying notes to condensed consolidated financial statements.

PRIME GLOBAL CAPITAL GROUP INCORPORATED
(Formerly Home Touch Holding Company)
(Successor of Union Hub Technology Sdn. Bhd.)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED DECEMBER 31, 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Preferred Stock		Common Stock		Additional paid-in	Accumulated other comprehensive	(Accumulated deficit) retained	Total stockholders’
	No. of share	Amount	No. of share	Amount	capital	(loss) income	earnings	equity
Balance as of April 1, 2010 (restated)	-	$-	16,500,000	$16,500	$-	$(65)	$(17,675)	$(1,240)

Capital contribution from stockholders	-	-	-	-	314,509	-	-	314,509

Sale of common stocks to investors	-	-	80,000,000	80,000	720,000	-	-	800,000

Share effectively issued to former HMTO stockholders as part of the December 6, 2010 recapitalization	-	-	3,500,000	3,500	5,751	-	-	9,251

Net income for the period	-	-	-	-	-	-	35,052	35,052

Foreign currency translation adjustment	-	-	-	-	-	2,235	-	2,235

Balance as of December 31, 2010	-	$-	100,000,000	$100,000	$1,040,260	$2,170	$17,377	$1,159,807

See accompanying notes to condensed consolidated financial statements.

PRIME GLOBAL CAPITAL GROUP INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2010 AND 2009

NOTE 1	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with both accounting principles generally accepted in the United States of America (“GAAP”) and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Certain information and note disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

In the opinion of management, the consolidated balance sheet as of March 31, 2010 has been derived from the audited consolidated financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results of operation for the nine months ended December 31, 2010 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2011 or for any future period.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements of Union Hub Technology Sdn. Bhd. for the years ended March 31, 2010 and 2009, which are included in the Current Report on Form 8-K filed with the Securities and Exchange on December 7, 2010.

NOTE 2	ORGANIZATION AND BUSINESS BACKGROUND

Prime Global Capital Group Incorporated (formerly Home Touch Holding Company) (“PGCG” or “the Company”) was incorporated in the State of Nevada on January 26, 2009. On January 25, 2011, the Company changed its current name to Prime Global Capital Group Incorporated.

In July 2010, the Company commenced its business operations and began providing IT consulting and programming services and distributing consumer products in Malaysia. As of December 31, 2010, the Company was no longer considered a development stage company as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 915, “ Development Stage Entities ”.

Recapitalization and reorganization

On July 15, 2010, the Company approved the 1 for 20 reverse split of its common stock. All common stock and per share data for all periods presented in these condensed consolidated financial statements have been restated to give effect to the reverse stock split.

On September 21, 2010, the Company consummated the sale to certain accredited investors of an aggregate of 1,500,000 shares of its common stock, par value $0.001, at a per share price of $0.10, or $150,000 in the aggregate, pursuant to certain subscription agreements.

PRIME GLOBAL CAPITAL GROUP INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2010 AND 2009

On November 15, 2010, the Company consummated the sale to 18 accredited investors of an aggregate of 80,000,000 shares of its common stock, par value $0.001, at a per share price of $0.01, or $800,000 in the aggregate, pursuant to certain subscription agreements.

Concurrently, on November 15, 2010, the Company appointed three new directors, Mr. Weng Kung Wong, Mr. Liong Tat Teh and Ms. Sek Fong Wong to the Company’s Board of Directors. Furthermore, all of the Company’s former officers resigned from their positions and Mr. Weng Kung Wong was appointed as the new chief executive officer, Mr. Teh Liong Tat as the new chief financial officer.

On December 6, 2010, the Company acquired Union Hub Technology Sdn. Bhd. (“UHT”), a company incorporated under the laws of Malaysia, through a share exchange transaction, or the Share Exchange. Pursuant to the Share Exchange, the Company acquired from the UHT shareholders all of the issued and outstanding shares of UHT in exchange for the issuance of 16,500,000 shares of its common stock. As a result of the Share Exchange, UHT became a wholly owned subsidiary of the Company.

Concurrently, on December 6, 2010, the Company entered into and executed agreement to sell its wholly-owned subsidiary, Home Touch Limited (a corporation organized under the laws of the Hong Kong Special Administrative Region), to the former founders and directors for $20,000. Upon the completion of this sale, Mr. Ng and Ms. Yau, the former founders and executive officers, were resigned from their positions on the board of directors.

The share exchange transaction has been accounted for as a reverse acquisition and recapitalization of the Company whereby UHT is deemed to be the accounting acquirer (legal acquiree) and the Company to be the accounting acquiree (legal acquirer). The accompanying condensed consolidated financial statements are in substance those of UHT, with the assets and liabilities, and revenues and expenses, of the Company being included effective from the date of the reverse acquisition. The Company is deemed to be a continuation of the business of UHT.

Accordingly, the accompanying condensed consolidated financial statements include the following:

(1)         the balance sheet consists of the net assets of the accounting acquirer at historical cost and the net assets of the accounting acquiree at historical cost;

(2)         the financial position, results of operations, and cash flows of the accounting acquirer for all periods presented as if the recapitalization had occurred at the beginning of the earliest period presented and the operations of the accounting acquiree from the date of share exchange transaction.

On January 25, 2011, the Company changed its the fiscal year from March 31 to October 31 and increased its authorized capital to 1 billion shares of common stock and 100 million shares of preferred stock.

PGCG and its subsidiary are hereinafter referred to as (the “Company”).

PRIME GLOBAL CAPITAL GROUP INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2010 AND 2009

NOTE 3	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

●	Use of estimates

In preparing these condensed consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets and revenues and expenses during the periods reported. Actual results may differ from these estimates.

●	Basis of consolidation

The condensed consolidated financial statements include the financial statements of PGCG and its wholly-owned subsidiary. All significant inter-company balances and transactions within the Company have been eliminated upon consolidation.

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

Expected useful life
Motor vehicle	5 years

Expenditure for maintenance and repairs is expensed as incurred. The gain or loss on the disposal of plant and equipment is the difference between the net sales proceeds and the carrying amount of the relevant assets and is recognized in the statement of operations.

Depreciation expenses for the three months ended December 31, 2010 and 2009 were $6,408 and $0, respectively.

Depreciation expenses for the nine months ended December 31, 2010 and 2009 were $10,614 and $0, respectively.

PRIME GLOBAL CAPITAL GROUP INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2010 AND 2009

●	Impairment of long-lived assets

Long-lived assets primarily include plant and equipment. In accordance with the provision of Accounting Standards Codification (“ASC”) Topic 360-10-5, “Impairment or Disposal of Long-Lived Assets”, the Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There has been no impairment charge for any periods presented.

●	Finance leases

Leases that transfer substantially all the rewards and risks of ownership to the lessee, other than legal title, are accounted for as finance leases. Substantially all of the risks or benefits of ownership are deemed to have been transferred if any one of the four criteria is met: (i) transfer of ownership to the lessee at the end of the lease term, (ii) the lease containing a bargain purchase option, (iii) the lease term exceeding 75% of the estimated economic life of the leased asset, (iv) the present value of the minimum lease payments exceeding 90% of the fair value. At the inception of a finance lease, the Company as the lessee records an asset and an obligation at an amount equal to the present value of the minimum lease payments. The leased asset is amortized over the shorter of the lease term or its estimated useful life if title does not transfer to the Company, while the leased asset is depreciated in accordance with the Company’s depreciation policy if the title is to eventually transfer to the Company. The periodic rent payments made during the lease term are allocated between a reduction in the obligation and interest element using the effective interest method in accordance with the provisions of ASC Topic 835-30, “Imputation of Interest”.

●	Revenue recognition

Revenues from the sale of software products are recognized and billed upon delivery of the product provided that persuasive evidence of an arrangement exists, collection is probable, payment terms are fixed or determinable and no significant obligations remain, in accordance with ASC Topic 605, “Revenue Recognition”.

(a)         Software sales

The Company generally sells the software products under multiple element arrangements at the fixed fee, based upon the customers’ specifications or modifications, bundled with maintenance and support service for a certain period of time. Maintenance and support service consists of technical support and software upgrades and enhancements. The Company allocates the total arrangement fee among each element based on vendor-specific objective evidence of the relative fair value of each of the elements. The Company limits its assessment of fair value of each element to the price charged when the same element is sold separately. If the fair value of each element in a multiple element arrangement cannot be reliably determined, and if the fair value of any undelivered element cannot also be reliably determined, all revenue under the arrangement is deferred until such time as the only remaining undelivered element is maintenance and support, at which time revenue is recognized over the remaining maintenance and support service period. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue, assuming collection is probable. For the billed software product sales, the revenue from the undelivered element is included in deferred revenue and amortized ratably to revenue over its contractual term, typically one year.

The Company generally offers product warranty and post-contract customer support (“PCS”) to its customers for a period of twelve months, free of charge. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

PRIME GLOBAL CAPITAL GROUP INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2010 AND 2009

(b)         Product sales

The Company also earns the revenue from trading of luxury consumer products. Revenue is recognized when title passes to the customer, which is generally when the product is delivered, assuming no significant Company obligations remain and the collection of relevant receivables is probable.

●	Income taxes

Income taxes are determined in accordance with the provisions of ASC Topic 740, “Income Taxes” (“ASC 740”). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

For the nine months ended December 31, 2010 and 2009, the Company did not have any interest and penalties associated with tax positions. As of December 31, 2010, the Company did not have any significant unrecognized uncertain tax positions.

The Company conducts major businesses in Malaysia and is subject to tax in its own jurisdiction. As a result of its business activities, the Company will file separate tax returns that are subject to examination by the foreign tax authority.

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

The reporting currency of the Company is the United States Dollars ("US$") and the accompanying condensed financial statements have been expressed in US$. In addition, the Company maintains its books and records in its local currency, Malaysian Ringgit ("MYR"), which is functional currency as being the primary currency of the economic environment in which the entity operates.

In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not US$ are translated into US$, in accordance with ASC Topic 830-30, “Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiary are recorded as a separate component of accumulated other comprehensive income within the statement of stockholders’ equity. The gains and losses are recorded as a separate component of accumulated other comprehensive income within the statement of stockholders’ equity.

PRIME GLOBAL CAPITAL GROUP INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2010 AND 2009

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates for the respective periods:

	December 31, 2010	December 31, 2009
Period-end MYR1 : US$1 exchange rate	3.0851	3.4292
Period average MYR1 : US$1 exchange rate	3.1796	3.5010

●	Related parties

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

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. For the nine months ended December 31, 2010 and 2009, the Company operates in two reportable operating segments in Malaysia.

●	Fair value of financial instruments

The carrying value of the Company’s financial instruments (excluding obligation under finance lease): cash and cash equivalents, accounts receivable, deposits and other receivables, deferred revenue, income tax payable, amount due to a director, accrued liabilities and other payables approximate at their fair values because of the short-term nature of these financial instruments.

Management believes, based on the current market prices or interest rates for similar debt instruments, the fair value of its obligation under finance lease approximate the carrying amount.

The Company also follows the guidance of the ASC Topic 820-10, “Fair Value Measurements and Disclosures” ("ASC 820-10"), with respect to financial assets and liabilities that are measured at fair value. ASC 820-10 establishes a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value as follows:

●	Level 1 : Observable inputs such as quoted prices in active markets;

●	Level 2 : Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

●	Level 3 : Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions

Fair value estimates are made at a specific point in time based on relevant market information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

●	Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations, as follows:

In April 2010, the FASB issued ASU 2010-17, Revenue Recognition - Milestone Method (Topic 605): Milestone Method of Revenue Recognition (codified within ASC 605 - Revenue Recognition). ASU 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. ASU 2010-17 is effective for interim and annual periods beginning after June 15, 2010. The adoption of ASU 2010-17 is not expected to have any material impact on the Company’s financial position, results of operations or cash flows.

In April 2010, the FASB issued ASU 2010-18, Receivables (Topic 310), Effect of a Loan Modification When the Loan is Part of A Pool That Is Accounted for as a Single Asset. ASU 2010-18 provides that modifications of loans that are accounted for within a pool under Subtopic 310-30 do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loans are included is impaired if expected cash flows for the pool change. This guidance is effective prospectively for the first interim and annual period ending on or after July 15, 2010. Early adoption is permitted. The Company adopted this guidance without a material impact on its consolidated financial statements.

PRIME GLOBAL CAPITAL GROUP INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2010 AND 2009

NOTE 4	AMOUNT DUE TO A DIRECTOR

As of December 31, 2010, the amount due to a director represented temporary advances made to the Company by the director and chief executive officer of the Company, Mr. Weng Kung Wong, which was unsecured, non-interest bearing and repayable in the next twelve months.

NOTE 5	ACCRUED LIABILITIES AND OTHER PAYABLES

	December 31, 2010	March 31, 2010

Accrued operating expenses	$33,162	$486
Advances from third parties	-	803
Other payables	3,350	-
	$36,512	$1,289

NOTE 6	OBLIGATION UNDER FINANCE LEASE

The Company purchased motor vehicle under a finance lease agreement with the effective interest rate of 6.58% per annum, due through July 21, 2017, with principal and interest payable monthly. The obligation under the finance lease is as follows:

December 31, 2010

Finance lease	$67,651
Less: interest expense	(12,867)

Net present value of finance lease	$54,784

Representing as:
Current portion	$6,068
Non-current portion	48,716

Total	$54,784

As of December 31, 2010, the maturities of the finance lease for each of the five years are as follows:

Years ending December 31:
2011	$6,068
2012	7,464
2013	8,016
2014	8,567
2015	9,119
Thereafter	15,550

Total	$54,784

PRIME GLOBAL CAPITAL GROUP INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2010 AND 2009

NOTE 7	INCOME TAXES

For the nine months ended December 31, 2010 and 2009, the local (United States) and foreign components of income (loss) before income taxes were comprised of the following:

	Nine months ended December 31,
	2010	2009
Tax jurisdictions from:
– Local	$(88,438)	$-
– Foreign	154,362	(221)
Income (loss) before income taxes	$65,924	$(221)

Provision for income taxes consisted of the following:

	Nine months ended December 31,
	2010	2009
Current:
– Local	$-	$-
– Foreign	30,872	-

Deferred:
– Local	-	-
– Foreign	-	-
Income tax expense	$30,872	$-

The effective tax rate in the years presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. During the nine months ended December 31, 2010 and 2009, the Company has a subsidiary that operates in Malaysia and is subject to tax in the jurisdictions in which it operates, as follows:

United States of America

PCGC is registered in the State of Nevada and is subject to United States of America tax law. As of December 31, 2010, the operations in the United States of America incurred $88,438 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2030, if unutilized. The Company has provided for a full valuation allowance of $30,069 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Malaysia

UHT is subject to the Malaysia Corporate Tax Laws at the statutory rate of 20% on the assessable income for the periods presented.

For the nine months ended December 31, 2010 and 2009, UHT generated an operating income of $154,362 and an operating loss of $221, respectively. A reconciliation of income (loss) before income taxes to the effective tax rate as follows:

	Nine months ended December 31,
	2010	2009

Income (loss) before income taxes	$154,362	$(221)
Statutory income tax rate	20%	20%
Income tax expense at statutory rate	30,872	(44)
Net operating loss	-	44
Income tax expense at effective rate	$30,872	$-

No provision for deferred tax assets or liabilities has been made, since the Company had no material temporary differences between the tax bases of assets and liabilities and their carrying amounts.

PRIME GLOBAL CAPITAL GROUP INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2010 AND 2009

NOTE 8	STOCKHOLDERS’ EQUITY

On September 21, 2010, the Company consummated the sale to certain accredited investors of an aggregate of 1,500,000 shares of its common stock, par value $0.001, at a per share price of $0.10, or $150,000 in the aggregate, pursuant to certain subscription agreements.

On September 30, 2010, the Company received the additional capital contribution of approximately $314,509 (equivalent to MYR999,998) from its stockholders.

On November 15, 2010, the Company consummated the sale to 18 accredited investors of an aggregate of 80,000,000 shares of its common stock, par value $0.001, at a per share price of $0.01, or $800,000 in the aggregate, pursuant to certain subscription agreements. The Company recorded a stock subscription receivable of approximately $800,000 at October 31, 2010 related to the gross proceeds in consideration for the 80,000,000 shares sold. The proceeds were fully received in January 2011.

On December 6, 2010, the Company issued 16,500,000 shares of its common stock to the UHT shareholders in connection with the acquisition of UHT through the Share Exchange. The acquisition is a capital transaction in substance and therefore was accounted for as a recapitalization. The 16,500,000 shares issued was restated and adjusted to account for the effects of the Share Exchange.

As of December 31, 2010, the number of shares of the Company’s common stock issued and outstanding was 100,000,000 shares. There are no shares of preferred stock issued and outstanding.

On January 25, 2011, the Company increased its authorized capital to 1 billion shares of common stock and 100 million shares of preferred stock.

NOTE 9	RELATED PARTY TRANSACTIONS

(a)
For the nine months ended December 31, 2010, the Company purchased software products at the current market value of $172,980 from a related company, which is controlled by the director and chief executive officer of the Company, Mr. Weng Kung Wong in the normal course of business.

(b)
For the nine months ended December 31, 2010, the Company leased an office premise at the current market value of $786 from a related company, which is controlled by the director and chief executive officer of the Company, Mr. Weng Kung Wong in the normal course of business.

PRIME GLOBAL CAPITAL GROUP INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2010 AND 2009

NOTE 10	SEGMENT INFORMATION

The Company operates two reportable business segments in Malaysia, as defined by ASC Topic 280:

●	Software business – sale of software products
●	Trading business – trading of luxury consumer products

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 3). The Company had no inter-segment sales for the three and nine months ended December 31, 2010 and 2009. Summarized financial information concerning the Company’s reportable segments is shown in the following table for the three and nine months ended December 31, 2010 and 2009:

	Three months ended December 31,
	2010	2009
Revenue from external customers:
- Software sales	$315	$-
- Product sales	653,399	-
Total revenues, net	653,714	-

Cost of revenues:
- Software sales	-	-
- Product sales	(515,255)	-
Total cost of revenues	(515,255)	-
Gross profit	138,459	-
Depreciation	6,368	-
Net loss	(5,840)	(86)
Total assets	716,629	49
Expenditure for long-lived assets	$-	$-

	Nine months ended December 31,
	2010	2009
Revenue from external customers:
- Software sales	$291,866	$-
- Product sales	653,399	-
Total revenues, net	945,265	-

Cost of revenues:
- Software sales	(174,591)	-
- Product sales	(515,255)	-
Total cost of revenues	(689,846)	-
Gross profit	255,419	-
Depreciation	10,614	-
Net income (loss)	35,052	(221)
Total assets	716,629	49
Expenditure for long-lived assets	$70,758	$-

PRIME GLOBAL CAPITAL GROUP INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2010 AND 2009

NOTE 11	CONCENTRATIONS OF RISK

 Company is exposed to the following concentrations of risk:

(a)	Major customers

For the three months ended December 31, 2010, one customer represented more than 10% of the Company’s revenues amounting to $653,399 with $523,975 of accounts receivable as of that date.

For the nine months ended December 31, 2010, the customer who accounts for 10% or more of the Company’s revenues and its outstanding balance at period-end date, is presented as follows:

	Nine months ended December 31, 2010		December 31, 2010
	Revenues	Percentage of revenues	Accounts receivable
Customer A	$653,399	69%	$523,975
Customer B	145,068	15%	-

Total:	$798,467	84%	$523,975

For the three and nine months ended December 31, 2009, there was no customer who accounted for 10% or more of the Company’s revenue.

(b)         Major vendors

For the three months ended December 31, 2010, the vendor who accounts for 10% or more of the Company’s purchases and its outstanding balance at period-end date, is presented as follows:

	Three months ended December 31, 2010		December 31, 2010
	Purchases	Percentage of purchases	Accounts payable
Vendor B	$174,421	34%	$-
Vendor C	144,677	28%	-
Vendor D	113,224	22%	-
Vendor E	82,933	16%	-

Total:	$515,255	100%	$-

For the nine months ended December 31, 2010, the vendor who accounts for 10% or more of the Company’s purchases and its outstanding balance at period-end date, is presented as follows:

	Nine months ended December 31, 2010		December 31, 2010
	Purchases	Percentage of purchases	Accounts payable
Vendor A	$172,980	25%	$-
Vendor B	174,421	25%	-
Vendor C	144,677	21%	-
Vendor D	113,224	16%	-
Vendor E	82,933	12%	-

Total:	$688,235	99%	$-

For the three and nine months ended December 31, 2009, there was no vendor who accounted for 10% or more of the Company’s purchases.

PRIME GLOBAL CAPITAL GROUP INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2010 AND 2009

(c)         Credit risk

Financial instruments that are potentially subject to credit risk consist principally of trade receivables. The Company believes the concentration of credit risk in its trade receivables is substantially mitigated by its ongoing credit evaluation process and relatively short collection terms. The Company does not generally require collateral from customers. The Company evaluates the need for an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

(d)         Exchange rate risk

The reporting currency of the Company is US$, to date the majority of the revenues and costs are denominated in MYR and a significant portion of the assets and liabilities are denominated in MYR. As a result, the Company is exposed to foreign exchange risk as its revenues and results of operations may be affected by fluctuations in the exchange rate between US$ and MYR. If MYR depreciates against US$, the value of MYR revenues and assets as expressed in US$ financial statements will decline. The Company does not hold any derivative or other financial instruments that expose to substantial market risk.

(e)         Economic and political risks

Substantially all of the Company’s services are conducted in Malaysia and Asian region. The Company’s operations are subject to various political, economic, and other risks and uncertainties inherent in Malaysia. Among other risks, the Company’s operations are subject to the risks of restrictions on transfer of funds; export duties, quotas, and embargoes; domestic and international customs and tariffs; changing taxation policies; foreign exchange restrictions; and political conditions and governmental regulations in Malaysia.

NOTE 12	COMMITMENTS AND CONTINGENCIES

The Company is committed to lease an office premise under a non-cancelable operating lease agreement with a related party, at a fixed monthly rental of $786 (approximately MYR 2,500) for a term of 2 years, due November 30, 2012.

As of December 31, 2010, the Company has future minimum rental payments due under a non-cancelable operating lease in the next two years, as follows:

Years ending December 31:
2011	$9,724
2012	8,914

Total:	$18,638

NOTE 13	SUBSEQUENT EVENT

Effective January 25, 2011, the Company:

1.
increased the Company’s authorized common stock, par value $0.001 from 100,000,000 shares to 1,000,000,000 shares, and increased the Company’s authorized preferred stock, par value $0.001, from 10,000,000 shares to 100,000,000 shares; and

2.	changed its fiscal year from March 31 to October 31; and
3.	changed its name to “Prime Global Capital Group Incorporated”.

On February 8, 2011, the Company consummated the sale to 19 of its existing accredited stockholders of an aggregate of 400,000,000 shares of its common stock, par value $0.001, at a per share price of $0.01, or $4,000,000 in the aggregate, pursuant to certain subscription agreements. Mr. Weng Kung Wong, the Chief Executive Officer and director of the Company participated in the transaction and purchased 32,300,000 shares of the Company’s common stock on the same terms and conditions as the other stockholders. The Subscription Agreements contain terms and conditions that are normal and customary for a transaction of this type. The Company expects to receive net proceeds of approximately $3,989,000 from this subscription and will use the net proceeds for general corporate purposes.

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

Overview

History

We were incorporated in the state of Nevada on January 26, 2009, to serve as a holding company for our former smart home business, which was conducted through our former subsidiary, Home Touch Limited, a Hong Kong Special Administrative Region of China corporation, or HTL.  On January 26, 2009, we acquired HTL through a share exchange transaction in which we exchanged 40,000,000 shares of our Common Stock for 10,000 shares of HTL common stock.  HTL was originally organized under the name Lexing Group Limited in July 2004 and was renamed Home Touch Limited in 2005.

On July 15, 2010, we effectuated a 1-for-20 reverse stock split, or the Reverse Split, of all issued and outstanding shares of the Company's Common Stock in connection with our plans to attract additional financing and potential business opportunities.  As a result of the Reverse Split, our issued and outstanding shares decreased from 40,000,000 to 2,000,000.

On September 27, 2010, we filed a report on Form 8-K disclosing the sale to certain accredited investors on September 21, 2010, of an aggregate of 1,500,000 shares of our Common Stock at a per share price of $0.10, or $150,000 in the aggregate, in accordance with the terms and conditions of certain subscription agreements made with such investors.  The Company received net proceeds of approximately $145,000 from the sale of the shares and intends to use the net proceeds for general corporate purposes.  The shares were sold pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder.  Weng Kung Wong, who was appointed our Chief Executive Officer and director on November 15, 2010, purchased 375,000 shares of our Common Stock in this transaction.

Change in Control and Sale of HTL and Our Smart Home Business

On November 15, 2010, we consummated the sale to certain accredited investors of an aggregate of 80,000,000 shares of our Common Stock at a per share price of $0.01, or $800,000 in the aggregate, in accordance with the terms and conditions of certain subscription agreements made with such investors.  The Company received net proceeds of approximately $795,000 from the sale of the shares and intends to use the net proceeds for general corporate purposes.  The shares were sold pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended and Regulation D promulgated thereunder.  Weng Kung Wong, our Chief Executive Officer and director, purchased an additional 12,750,000 shares of our Common Stock in this transaction.

A change of control occurred in connection with the sale of such shares.  David Ng and Stella Wai Yau resigned from their positions as President and Chief Executive Officer of the Company, and as Chief Financial Officer, Chief Operating Officer and Secretary of the Company effective November 15, 2010.  The following individuals were appointed to serve as executive officers of the Company:

Name	Office
Weng Kung Wong	Chief Executive Officer
Liong Tat Teh	Chief Financial Officer
Sek Fong Wong	Secretary

Weng Kung Wong, Liong Tat Teh and Sek Fong Wong were further appointed to serve on our board of directors.

On December 6, 2010, we consummated a share exchange, or the Share Exchange, pursuant to which Wooi Khang Pua and Kok Wai Chai, or the UHT Shareholders, transferred to us all of the issued and outstanding shares of Union Hub Technology Sdn. Bhd., a company organized under the laws of Malaysia, or UHT, in exchange for the issuance of 16,500,000 shares of our common stock, par value $0.001 per share, or the Common Stock.  The Share Exchange was made pursuant to the terms of a Share Exchange Agreement, or the Exchange Agreement, by and among, and the Company, the UHT Shareholders and UHT.  As result of the Share Exchange, UHT became our wholly owned subsidiary.  We relied on the exemption from registration pursuant to Section 4(2) of, and Regulation D and/or Regulation S promulgated under, the Securities Act of 1933, as amended, or the Securities Act, in issuing the UHT Shares.

Concurrently with the Share Exchange, we sold to Up Pride Investments Limited, a British Virgin Islands limited liability company owned by David Gunawan Ng, and Magicsuccess Investments Limited, a British Virgin Islands limited liability company owned by Stella Wai Yau, all of the issued and outstanding securities of Home Touch Limited, a Hong Kong Special Administrative Region of China corporation, or HTL, for cash consideration of $20,000.  In connection with the sale, Mr. Ng and Ms. Yau, our former founders and executive officers, resigned from their positions on our board of directors.  Our smart home business was conducted through HTL, and as result of the sale, we ceased our smart home business operations.  The sale of HTL securities was made pursuant to the terms of a Common Stock Purchased Agreement, or the Common Stock Purchase Agreement, by and among the Company, HTL, Up Pride Investments Limited and Magicsuccess Investments Limited.  We relied on the exemption from registration pursuant to Section 4(2) of, and Regulation D and/or Regulation S promulgated under, the Securities Act of 1933, as amended, or the Securities Act, in selling the HTL securities.

On January 25, 2011, we changed our name to Prime Global Capital Group Incorporated and increased our authorized capital to 1,000,000,000 shares of common stock and 100,000,000 shares of preferred stock from 100,000,000 shares of common stock and 10,000,000 shares of preferred stock.

On February 8, 2011, we sold an aggregate of 400,000,000 shares of our common stock, par value $0.001 (the “Shares”), at a per share price of $0.01, or $4,000,000 in the aggregate, to 19 of our existing accredited stockholders in accordance with the terms and conditions of certain subscription agreements made with such investors (the “Subscription Agreements”).   Weng Kung Wong, our Chief Executive Officer and director, participated in the transaction and purchased 32,300,000 shares of our common stock on the same terms and conditions as the other stockholders.  The Subscription Agreements contain terms and conditions that are normal and customary for a transaction of this type.  The Company expects to receive net proceeds of approximately $3,989,000 from the sale of the Shares and will use the net proceeds for general corporate purposes.  The Shares were sold pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended and Regulation D promulgated thereunder.

Current Business Segments

We anticipate operating in two business segments: (i) the design, development and operation of one or more technologies which enable a community of users to engage in social networking, research and e-commerce on a mobile platform, or the m-commerce business; and (ii) the distribution of consumer goods such as high-end timepieces to distributors, independent retailers and individual end-users.  In July 2010, we launched our business operations and began developing, servicing and distributing software products to third parties as a means of generating revenue.  Our consumer goods distribution business was launched in October 2010.  We conduct both our software development and distribution and product distribution businesses through UHT.

Results of Operations

Comparison of the three months ended December 31, 2010 to the three months ended December 31, 2009

The following table shows our revenues by type for the three months ended December 31, 2010 compared to the three months ended December 31, 2009.

	For the Three Months Ended December 31,		$	%
	2010	2009	Change	Change

Net Revenues	$653,714	$-	$653,714	NM
Software sales	315	-	315	0%
Product sales	653,399	-	653,399	NM
Cost of revenue	515,255	-	515,255	NM
Gross profit	138,459	-	138,459	NM
General and administrative expenses	123,176	86	123,090	NM
Other income (expense)	(474)	-	(474)	NM
Income tax expense	20,649	-	20,649	NM
Net income (loss)	(5,840)	(86)	(5,754)	NM
*NM means not meaningful

Revenue.  In October 2010, we commenced our product distribution business with the distribution of luxury consumer products such as high-end timepieces.  As a result, we generated net revenue of $653,399 for the three months ended December 31, 2010.  We did not generate any revenues for the three months ended December 31, 2009.  All revenues generated during the three months ended December 31, 2010, were derived from the sale of consumer products.  Prior to the launch of our business operations in July 2010, we were a development stage company with minimal revenues.

Cost of Revenue.  Our cost of revenue as a percentage of net revenue was 78.8% for the three months ended December 31, 2010, as compared to 0% for the same period in 2009.  The increase is primarily attributable to the commencement of our product distribution business during the three months ended December 31, 2010.  Cost of revenue consisted primarily of product costs and costs of labor that are directly attributable to the sale of luxury consumer products.

Gross Profit.  We achieved a gross profit of $138,459 for the three months ended December 31, 2010, as compared to $0 for the same period in 2009.  The increase is attributable to the commencement of our product distribution business during the three months ended December 31, 2010.

General and Administrative Expenses (“G&A”).  We incurred G&A expenses of $123,176 for the three months ended December 31, 2010, representing an increase of $123,090, as compared to $86 for the three months ended December 31, 2009.  The increase in G&A is primarily attributable to the commencement of our product distribution business in the three months ended December 31, 2010.  G&A as a percentage of net revenue was 18.8% for the three months ended December 31, 2010.

Other Income (Expense).  We incurred other expenses of $474 for the three months ended December 31, 2010, as compared to $0 for the three months ended December 31, 2009.  The increase in expenses is attributable primarily to interest incurred in connection with financing the purchase of a motor vehicle on or about the commencement of our business operations.

Income Tax Expense.  We recorded income tax expenses of $20,745 for the three months ended December 31, 2010, as compared to $0 for the three months ended December 31, 2009.  The increase is primarily attributable to the commencement of our business operations in the three months ended December 31, 2010.  Tax expense as a percentage of income before income tax was 139.4% for the three months ended December 31, 2010.

Comparison of the nine months ended December 31, 2010 to the nine months ended December 31, 2009

The following table compares our revenue for the nine months ended December 31, 2010 to the nine months ended December 31, 2009:

	For the Nine Months Ended December 31,		$	%
	2010	2009	Change	Change

Net Revenues	$945,265	$-	$945,265	NM
Software sales	291,866	-	291,866	NM
Product sales	653,399	-	653,399	NM
Cost of revenue	689,846	-	689,846	NM
Gross profit	255,419	-	255,419	NM
General and administrative expenses	188,705	221	188,484	NM
Other income (expense)	(790)	-	(790)	NM
Income tax expense	30,872	-	30,872	NM
Net income (loss)	35,052	(221)	35,273	NM
*NM means not meaningful

Revenue.  In July 2010, we commenced our business operations with the sale of software products and, in October 2010, with the distribution of luxury consumer products such as high-end timepieces.  As a result, we generated net revenue of $945,265 for the nine months ended December 31, 2010, with software sales accounting for $291,866, or 31% of net revenues, and product sales accounting for $653,399, or 69% of net revenues.  We did not generate any revenues for the nine months ended December 31, 2009.  Prior to the launch of our business operations in July 2010, we were a development stage company with minimal revenues.

Cost of Revenue.  Our cost of revenue as a percentage of net revenue was 73% for the nine months ended December 31, 2010, compared to 0% for the same period in 2009.  The increase is primarily attributable to the commencement of our business operations during the nine months ended December 31, 2010.  Cost of revenue consisted primarily of software purchase costs, product costs and costs of labor that are directly attributable to the sale of software products and luxury consumer products.

Gross Profit.  We achieved a gross profit of $255,419 for the nine months ended December 31, 2010, as compared to $0 for the same period in 2009.  The increase is attributable to the commencement of our business operations in the nine months ended December 31, 2010.

General and Administrative Expenses (“G&A”).  We incurred G&A expenses of $188,705 for the nine months ended December 31, 2010, representing an increase of $188,484, as compared to $221 for the nine months ended December 31, 2009.  The increase in G&A is primarily attributable to the commencement of our business operations in the nine months ended December 31, 2010.  G&A as a percentage of net revenue was 20% for the nine months ended December 31, 2010.

Other Income (Expense).  We incurred other expenses of $790 for the nine months ended December 31, 2010, as compared to $0 for the nine months ended December 31, 2009.  The increase in expenses is attributable primarily to interest incurred in connection with financing the purchase of a motor vehicle on or about the commencement of our business operations.

Income Tax Expense.  We recorded income tax expenses of $30,872 for the nine months ended December 31, 2010, as compared to $0 for the nine months ended December 31, 2009.  The increase is primarily attributable to the commencement of our business operations in July 2010.  Tax expense as a percentage of income before income tax was 47% for the nine months ended December 31, 2010.

Liquidity and Capital Resources

Sources of Liquidity.  We commenced business operations in July 2010 and generated net income of $35,052 for the nine months ended December 31, 2010.  To date, we have financed our operations through private placements of our common stock which are summarized below:

Private Placement Transactions	Gross Proceeds
Sale of 999,998 UHT shares of common stock on 9/30/2010	$323,760
Sale of 1,500,000 shares of the Company’s common stock on 9/27/2010	$150,000
Sale of 80,000,000 shares of the Company’s common stock on 11/15/2010	$800,000
Sale of 400,000,000 shares of the Company’s common stock on 2/8/2011	$4,000,000
Total:	$5,273,760

Net Cash Provided By Operating Activities.  For the nine months ended December 31, 2010, net cash used in operating activities was $36,459, which consisted primarily of net income of $35,052, an increase in income tax payables of $30,680, an increase in amount due to a director of $402,031, an increase in accrued liabilities and other payables of $34,695, a depreciation of $10,614, offset by an increase in accounts receivables from related parties of $508,410 and an increase in deposits and other receivables of $42,065.  For the nine months ended December 31, 2009, net cash used in operating activities was $89,331, which consisted of net loss of $221, a decrease in accrued liabilities and other payables of $88,551 and an increase in deposits and other receivables of $559.

Net Cash Used in Investing Activities.  For the nine months ended December 31, 2010, net cash used in investing activities was $70,758, all of which was attributable to plant and equipment purchases.  We did not engage in investing activities for the nine months ended December 31, 2009.

Net Cash Provided By Financing Activities.  For the nine months ended December 31, 2010, net cash provided by financing activities was $135,037, consisting primarily of $314,509 in capital contributions and offset by repayments of $3,456 on a finance lease and $176,016 to Mr. Wong, our Chief Executive Officer and director, respectively.  We did not engage in any financing activities for the nine months ended December 31, 2009.

 Funding Requirements.  We expect to incur greater expenses, including expenses related to the hiring of sales personnel and the establishment of international offices in the near future.  We expect that our general and administrative expenses will also increase as we expand our finance and administrative staff, add infrastructure, and incur additional costs related to being a public company, including directors’ and officers’ insurance, investor relations programs, and increased professional fees.  Our future capital requirements will depend on a number of factors, including the timing of future business acquisitions, if any, the costs involved in preparing, filing, prosecuting, maintaining, defending, and enforcing our intellectual property rights, the acquisition of strategic partnerships, the status of competitive products, the availability of financing, and our success in developing markets for our products and services.

We believe that the net proceeds from our recent private placement transactions, together with our existing cash, will be sufficient to enable us to fund our operating expenses and capital expenditure requirements through the end of the first calendar quarter of 2012.  We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect, especially if we acquire one or more businesses or choose to expand our product development efforts more rapidly than we presently anticipate.  In addition, we may decide to raise additional funds even before we need them if the conditions for raising capital are favorable.  In such event, we may finance our future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements.  We may also seek to sell additional equity or debt securities or obtain one or more credit facilities.  We do not currently have any commitments for future external funding.

Off-Balance Sheet Arrangements

We have no outstanding off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts.  We do not engage in trading activities involving non-exchange traded contracts.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make assumptions, estimates and judgments that affect the amounts reported, including the notes thereto, and related disclosures of commitments and contingencies, if any.  We have identified certain accounting policies that are significant to the preparation of our financial statements.  These accounting policies are important for an understanding of our financial condition and results of operations.  Critical accounting policies are those that are most important to the presentation of our financial condition and results of operations and require management's subjective or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.  Certain accounting estimates are particularly sensitive because of their significance to financial statements and because of the possibility that future events affecting the estimate may differ significantly from management's current judgments.  We believe the following accounting policies are critical in the preparation of our financial statements.

Use of estimates

In preparing these financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets and revenues and expenses during the periods reported.  Actual results may differ from these estimates.

Basis of consolidation

The consolidated financial statements include the financial statements of PGCG and its wholly owned subsidiary.  All significant inter-company balances and transactions within the Company have been eliminated.

Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

Accounts receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest.  The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts.  An allowance for doubtful accounts is established and determined based on managements’ assessment of known requirements, aging of receivables, payment history, the customer’s current credit worthiness and the economic environment.  The Company did not record any allowance for doubtful accounts for both years.

Plant and equipment

Plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any.  Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational:

Depreciable life
Motor vehicle	5 years

Expenditure for maintenance and repairs is expensed as incurred.  The gain or loss on the disposal of plant and equipment is the difference between the net sales proceeds and the carrying amount of the relevant assets and is recognized in the statement of operations.

Depreciation expense for the three months period ended December 31, 2010 and 2009 was $6,408 and $0, respectively.

Depreciation expense for the nine months period ended December 31, 2010 and 2009 was $10,614 and $0, respectively.

As of December 31, 2010, the Company has one motor vehicle under finance lease included plant and equipment with its carrying value of $120,331.

Impairment of long-life assets

Long-lived assets primarily include plant and equipment.  In accordance with ASC Topic 360-10-5, “Impairment or Disposal of Long-Lived Assets,” the Company periodically reviews its long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable.  If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There has been no impairment charge for any years presented.

Finance leases

Leases that transfer substantially all the rewards and risks of ownership to the lessee, other than legal title, are accounted for as finance leases. Substantially all of the risks or benefits of ownership are deemed to have been transferred if any one of the four criteria is met: (i) transfer of ownership to the lessee at the end of the lease term, (ii) the lease containing a bargain purchase option, (iii) the lease term exceeding 75% of the estimated economic life of the leased asset, (iv) the present value of the minimum lease payments exceeding 90% of the fair value. At the inception of a finance lease, the Company as the lessee records an asset and an obligation at an amount equal to the present value of the minimum lease payments. The leased asset is amortized over the shorter of the lease term or its estimated useful life if title does not transfer to the Company, while the leased asset is depreciated in accordance with the Company’s normal depreciation policy if the title is to eventually transfer to the Company. The periodic rent payments made during the lease term are allocated between a reduction in the obligation and interest element using the effective interest method in accordance with the provisions of ASC Topic 835-30, “Imputation of Interest”.

Revenue recognition

Revenues from the sale of software products are recognized and billed upon delivery of the product provided that persuasive evidence of an arrangement exists, collection is probable, payment terms are fixed or determinable and no significant obligations remain, in accordance with ASC Topic 605, “Revenue Recognition”.

(a)           Software sales

The Company generally sells the software products under multiple element arrangements at the fixed fee, based upon the customers’ specifications or modifications, bundled with maintenance and support service for a certain period of time.  Maintenance and support service consists of technical support and software upgrades and enhancements.  The Company allocates the total arrangement fee among each element based on vendor-specific objective evidence of the relative fair value of each of the elements.  The Company limits its assessment of fair value of each element to the price charged when the same element is sold separately.  If the fair value of each element in a multiple element arrangement cannot be reliably determined, and if the fair value of any undelivered element cannot also be reliably determined, all revenue under the arrangement is deferred until such time as the only remaining undelivered element is maintenance and support, at which time revenue is recognized over the remaining maintenance and support service period.  Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue, assuming collection is probable. For the billed software product sales, the revenue from the undelivered element is included in deferred revenue and amortized ratably to revenue over its contractual term, typically one year.

The Company generally offers product warranty and post-contract customer support (“PCS”) to its customers for a period of twelve months, free of charge.  The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

(b)           Product sales

The Company also earns the revenue from trading of luxury goods. Revenue is recognized when title passes to the customer, which is generally when the product is delivered, assuming no significant Company obligations remain and the collection of relevant receivables is probable.

Cost of revenues

Cost of revenues primarily includes the purchase cost of software and the labor cost that are directly attributable to the sale of software products and cost of goods sold in product sales.

Advertising expense

Advertising costs are expensed as incurred under ASC Topic 720-35, “Advertising Costs”. The Company incurred no such cost during the nine-month periods ended December 31, 2010 and 2009.

Comprehensive income

ASC Topic 220, “Comprehensive Income” establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income as defined includes all changes in equity during a period from non-owner sources. Accumulated comprehensive income, as presented in the accompanying statements of stockholders’ equity consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income is not included in the computation of income tax expense or benefit.

Income taxes

Income taxes are determined in accordance with the provisions of ASC Topic 740, “Income Taxes” (“ASC 740”). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

For the nine-month period ended December 31, 2010 and 2009, the Company did not have any interest and penalties associated with tax positions. As of December 31, 2010 and 2009, the Company did not have any significant unrecognized uncertain tax positions.

The Company conducts major businesses in Malaysia and is subject to tax in its own jurisdiction. As a result of its business activities, the Company will file separate tax returns that are subject to examination by the foreign tax authority.

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

The reporting currency of the Company is the United States Dollars ("US$") and the accompanying financial statements have been expressed in US$. In addition, the Company maintains its books and record in a local currency, Malaysian Ringgit ("MYR"), which is functional currency as being the primary currency of the economic environment in which the entity operates.

In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not US$ are translated into US$, in accordance with ASC Topic 830-30, “Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiary are recorded as a separate component of accumulated other comprehensive income within the statement of stockholders’ equity. The gains and losses are recorded as a separate component of accumulated other comprehensive income within the statement of stockholders’ equity.

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates for the respective periods:

	Nine Months Ended December 31, 2010	Nine Months Ended December 31, 2009
Period-end MYR1 : US$1 exchange rate	3.0851	3.4292
Period average MYR1 : US$1 exchange rate	3.1796	3.5010

Retirement plan costs

Contributions to retirement schemes (which are defined contribution plans) are charged to general and administrative expenses in the statements of operation and comprehensive income as and when the related employee service is provided.

Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

Segment reporting

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements.  The Company operates in two reportable operating segments in Malaysia.

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations, as follows:

In April 2010, the FASB issued ASU 2010-17, Revenue Recognition - Milestone Method (Topic 605): Milestone Method of Revenue Recognition (codified within ASC 605 - Revenue Recognition). ASU 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. ASU 2010-17 is effective for interim and annual periods beginning after June 15, 2010. The adoption of ASU 2010-17 is not expected to have any material impact on the Company’s financial position, results of operations or cash flows.

In April 2010, the FASB issued ASU 2010-18, Receivables (Topic 310), Effect of a Loan Modification When the Loan is Part of A Pool That Is Accounted for as a Single Asset. ASU 2010-18 provides that modifications of loans that are accounted for within a pool under Subtopic 310-30 do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loans are included is impaired if expected cash flows for the pool change. This guidance is effective prospectively for the first interim and annual period ending on or after July 15, 2010. Early adoption is permitted. The Company adopted this guidance without a material impact on its consolidated financial statements.

ITEM 3                   Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

ITEM 4                   Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer.  Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures, subject to limitations as noted below, as of December 31, 2010, and during the period prior to and including the date of this report, were ineffective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.   There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2010.

Because of its inherent limitations, our disclosure controls and procedures may not prevent or detect misstatements.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Report of Management on Internal Control Over Financial Reporting

            Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13-a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effectuated by the Company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles and includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorization of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, our disclosure controls and procedures may not prevent or detect misstatements.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

We have evaluated the effectiveness of our internal control over financial reporting based on certain criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission as of the end of the period covered by this report.  Based on such evaluation, management concluded that the Company’s internal control over financial reporting was effective.

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

ITEM 2                   Unregistered Sales of Equity Securities and Use of Proceeds

On February 9, 2011, we filed a report on Form 8-K disclosing the sale to 19 of our existing accredited stockholders on February 8, 2011, of an aggregate of 400,000,000 shares of our common stock, par value $0.001 (the “Shares”), at a per share price of $0.01, or $4,000,000 in the aggregate, in accordance with the terms and conditions of certain subscription agreements made with such investors (the “Subscription Agreements”).   Weng Kung Wong, our Chief Executive Officer and director, participated in the transaction and purchased 32,300,000 shares of our common stock on the same terms and conditions as the other stockholders.  The Subscription Agreements contain terms and conditions that are normal and customary for a transaction of this type.  The Company expects to receive net proceeds of approximately $3,989,000 from the sale of the Shares and will use the net proceeds for general corporate purposes.  The Shares were sold pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended and Regulation D promulgated thereunder.

ITEM 3                   Defaults upon Senior Securities

None.

ITEM 4                   (Removed and Reserved)

ITEM 5                   Other Information

None.

 ITEM 6                   Exhibits

Exhibit No.	Name of Exhibit
2.1	Articles of Exchange*
2.2	Share Exchange Agreement, dated December 6, 2010, by and between Home Touch Holding Company, on the one hand, and Union Hub Technology Sdn. Bhn., Wooi Khang Pua and Kok Wai Chai, on the other hand (1)
2.3	Share Exchange Agreement, dated January 26, 2009, by and between Home Touch Holding Company and Home Touch Limited (2)
3.1	Amended and Restated Articles of Incorporation of Home Touch Holding Company (incorporated by reference from Exhibit 2.1 hereto)
3.2	Amended and Restated Bylaws of Home Touch Holding Company (3)
4.1	Form of common stock certificate*
10.1	Common Stock Purchase Agreement, dated December 6, 2010, by and among Home Touch Holding Company, Home Touch Limited, Up Pride Investments Limited and Magicsuccess Investments Limited (1)
10.2	Form of Subscription Agreement, dated September 21, 2010, by and between Home Touch Holding Company and certain accredited investors. (4)
10.3	Form of Subscription Agreement, dated November 15, 2010, by and between Home Touch Holding Company and certain accredited investors. (5)
10.4	Tenancy Agreement (Commercial), dated October 29, 2010, by and between Atomic Vision Sdn. Bhd. and Union Hub Technology Sdn. Bhd. (1)
21	List of Subsidiaries (1)
31.1	Certification of Chief Executive Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.*
31.2	Certification of Principal Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
_________________________
*  Filed herewith.
(1)	Incorporated by reference from Exhibit 2.1 to Current Report on Form 8-K filed with the Securities and Exchange on December 7, 2010.
(2)	Incorporated by reference from Amendment No. 2 to our registration statement filed on Form S-1 with the Securities and Exchange Commission on September 2, 2009.
(3)	Incorporated by reference from Exhibit 2 to Preliminary Information Statement on Schedule 14C filed with the Securities and Exchange Commission on December 23, 2010.
(4)	Incorporated by reference from Exhibit 10.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on September 27, 2010.
(5)	Incorporated by reference from Exhibit 10.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on November 15, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

	By:	/s/Weng Kung Wong
Weng Kung Wong
Chief Executive Officer

	By:	/s/ Liong Tat Teh
Liong Tat Teh
Date: February 21, 2011		Chief Financial Officer