Form 10-KT
period 2010-10-31
PRIME GLOBAL CAPITAL GROUP Inc
filed 2011-02-25
CIK 1462047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☐                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2010

OR

☒                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from April 1, 2010 to October 31, 2010

Commission file number:  333-158713

PRIME GLOBAL CAPITAL GROUP INCORPORATED
 (Exact name of registrant as specified in its charter)

NEVADA	26-4309660
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

11-2, Jalan 26/70A, Desa Sri Hartamas 50480 Kuala Lumpur, Malaysia	N/A
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  + 603 6201 3198

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☐ No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.Yes ☐ No  ☒

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding at February 25, 2011
Common Stock, $.001 par value per share	500,000,003 shares

DOCUMENTS INCORPORATED BY REFERENCE: None

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

On July 15, 2010, we effectuated a 1-for-20 reverse stock split, or the Reverse Split, of all issued and outstanding shares of the Company's Common Stock in connection with our plans to attract additional financing and potential business opportunities.  As a result of the Reverse Split, our issued and outstanding shares decreased from 40,000,000 to 2,000,003.

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

On December 6, 2010, we consummated a share exchange, or the Share Exchange, pursuant to which Wooi Khang Pua and Kok Wai Chai, or the UHT Shareholders, transferred to us all of the issued and outstanding shares of Union Hub Technology Sdn. Bhd., a company organized under the laws of Malaysia, or UHT, in consideration of 16,500,000 shares of our common stock, par value $0.001 per share, or the Common Stock.  The Share Exchange was made pursuant to the terms of a Share Exchange Agreement, or the Exchange Agreement, by and among, and the Company, the UHT Shareholders and UHT.  As result of the Share Exchange, UHT became our wholly owned subsidiary.  We relied on the exemption from registration pursuant to Section 4(2) of, and Regulation D and/or Regulation S promulgated under, the Securities Act of 1933, as amended, or the Securities Act, in issuing the UHT Shares.

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

Change In Fiscal Year, Name Change and Change in Authorized Capital

On January 25, 2011, we changed our name to Prime Global Capital Group Incorporated and increased our authorized capital to 1,000,000,000 shares of common stock and 100,000,000 shares of preferred stock from 100,000,000 shares of common stock and 10,000,000 shares of preferred stock.  Effective January 25, 2011, we changed our fiscal year end from March 31 to October 31. As a result, this Form 10-K is a transition report and includes financial information for the period from April 1, 2010 through October 31, 2010.  Subsequent to this report, our reports on Form 10-K will cover the fiscal year beginning November 1 to October 31.

Subsequent Private Placement

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

Description of UHT

UHT was registered as a limited liability company under the Companies Act 1965 of Malaysia on February 22, 2008 under the name River Victory Sdn. Bhd. with 100,000 authorized shares at a par value of $0.32 (equivalent to MYR 1).  On April 17, 2008, the company changed its name to SDN Products Sdn. Bhn.  On September 28, 2010, the Company changed its name to Union Hub Technology Sdn. Bhd., its current name.

At inception, UHT issued one share to each of Tham Sun Chui and Chai Sook Tieng.  On September 17, 2010, Ms. Tham and Ms. Chai transferred their shares to Wooi Khang Pua and Kok Wai Chai.  On September 30, 2010, UHT increased its authorized capital from 100,000 shares to 5,000,000 shares and further issued 499,999 shares at par value to each of Mr. Pua and Ms. Chai.

On December 6, 2010, UHT was acquired by Home Touch Holding Company in accordance with the terms of the Exchange Agreement.  Each of Mr. Pua and Ms. Chai received 8,250,000 shares of our Common Stock, or an aggregate of 16,500,000 shares, in exchange for his or her 500,000 shares of UHT shares, respectively.  Our post-acquisition corporate structure is set forth below:

Prime Global Capital Group Incorporated
a Nevada corporation

Our Businesses

We currently operate in two business segments: (i) the design, development and operation of one or more technologies which enable a community of users to engage in social networking, research and e-commerce on a mobile platform, or the m-commerce business; and (ii) the distribution of consumer goods such as high-end timepieces to distributors, independent retailers and individual end-users.  In July 2010, we launched our business operations and began developing, servicing and distributing software products to third parties as a means of generating revenue.  Our consumer goods distribution business was launched in October 2010.  We conduct both our software development and distribution and product distribution businesses through UHT.

Our m-commerce business is focused on developing proprietary technologies specific to the online and mobile environments that enable a community of users to easily and conveniently engage in social networking, e-commerce and research on secure online and mobile platforms.  Through strategic partnerships, acquisitions and or organic development, we intend to provide additional online and m-commerce services including the delivery of internet and mobile advertisements and the development and operation of one or more loyalty systems to attract and retain a community of buyers, merchants and advertisers.  We plan to launch our website at www.uht.my during the second calendar quarter of 2011.  We expect to launch our m-commerce platform during the second calendar quarter of 2011.  We intend to target users, merchants and advertisers located in Malaysia.

Prior to the launch of the e-commerce portion of our website, we intend to distribute consumer goods to other distributors, retailers and end users.  In October 2010, we commenced distributing high-end timepieces to Legend Venture Pte. Ltd., one of our business partners.  We anticipate establishing additional distribution relationships with existing business partners before expanding to independent retailers.  Upon the launch of the e-commerce portion of our website, we anticipate expanding our distribution network to include our community of online buyers and merchants.

Description of Market Opportunities

According to forecasts by IE Market Research Corporation (IEMR), a Canadian-based provider of market intelligence services, the total number of users of m-payments worldwide in 2009 was 351.4 million, with aggregate gross transaction values of $37.4 billion.  The $37.4 billion is comprised of $7.4 billion in merchandise purchases, $15 billion in prepaid top-ups (replenishing prepaid mobile service accounts) and $15 billion in mobile money transfers.  IEMR forecasts that that the number of global mobile payment users will exceed 500 million in 2010 and 1.06 billion in 2014 with aggregate gross transaction values reaching $1.13 trillion by 2014.  In the Asia Pacific region alone, IEMR forecasts strong growth both in terms of the number of users and transaction values with the number of users projected to exceed 622 million and gross transaction values to reach $316 billion in 2014.  IEMR believes that the transaction market in Asia Pacific will be quite diverse with prepaid top-ups accounting for 25% of the market in 2014.

The m-commerce and m-payment market can be sub-categorized by its implementing technology such as Near Field Communication, or NFC, Short Message Service, or SMS, Wireless Application Protocol, or WAP and Unstructured Supplementary Service Data, or USSD.  According to IEMR, SMS transactions accounted for 76.4% of the m-payment transactions in 2009 and are forecasted to decline to 58.7% in 2014.  NFC transactions accounted for 14.9% of m-payment transactions in 2009 and are forecasted to increase to 32.8% in 2014.  WAP/browser based payments and USSD based transactions accounted for 6% and 2.5%, respectively, and are forecasted to remain the same in 2014.

SMS is the text communication service component of telephone, web or mobile communication systems, using standardized communications protocols that allow for the exchange of short text messages between fixed line or mobile phone devices.  SMS messages are stored and can be accessed after the termination of a transaction.  We believe that SMS is the transaction technology of choice for mobile operators and users due to its ease of use and ubiquity.  We believe that the major advantage of SMS as compared to other protocols is that it does not require investments in mobile networks or user devices and can be implemented in a short period of time.  We believe, however, that end-users are reluctant to transmit sensitive payment information using SMS due to the lack of security of SMS messages.

NFC is an open platform short-range wireless communication technology that enables the exchange of data between devices over about a 10 centimeter (around 4 inches) distance.  An NFC enabled device can communicate with other NFC enabled devices, and is compatible with existing contactless infrastructure already in use for public transportation and payment.  We believe that a key constraint to the broad adoption of NFC is the lack of NFC enabled phones and contactless infrastructure outside of key markets such as Japan.  There may also be fragmentation in standards, depending on the business requirement.

WAP is an industry initiated wireless protocol for presenting and delivering wireless services on wireless devices.  It allows the interoperability of WAP equipment and software with many different network technologies so that telephones equipped with a WAP browser are able to exchange data with any web service.  We believe that constraints to adopting WAP or browser based payments include a perception among users that mobile internet is more expensive and a concern about data charges.  In addition, there may be issues associated with the adaption of online payment models to mobile devices.

USSD is a protocol used by GSM cellular telephones to communicate with the service provider's computers.  USSD can be used for WAP browsing, prepaid callback service, location-based content services, menu-based information services, and as part of configuring the phone on the network.  USSD messages can be up to 182 alphanumeric characters in length.   Unlike SMS messages, USSD messages create a real-time connection during a USSD session.  The connection remains open, allowing a two-way exchange of a sequence of data.  This makes USSD more responsive than services that use SMS. Further, because USSD messages are not stored or forwarded, USSD transactions may be several times faster than SMS transactions.  Current constraints to wide market acceptance include limited network capacity and weak data encryption capability.

Despite the concerns regarding cost and adaption of online payment models to mobile devices, we believe that WAP will be the key to the future of IP-based m-commerce applications.  In addition to allowing for the interoperability between differing network technologies, we believe that WAP based browsers enjoy higher levels of security and will enable end users to transfer confidential data over mobile network.  Initially, different components of our m-commerce platform will incorporate SMS, USSD and WAP protocols.  We expect that our technology will continue to evolve so as to include such standards and protocols as are eventually adopted by the marketplace.

Our Platform and Products; Release Times

With operations based in Malaysia, we are seeking to exploit the growing interest in online and mobile payment and m-commerce products and services in Malaysia and other counties in the Asia Pacific region.  Specifically, we intend to leverage our proprietary technology to create online and mobile platforms with social networking, e-commerce and informational features to attract and retain a dynamic community of buyers, sellers, advertisers and other users.  Social networking features to be incorporated include the ability to create, and share personal photo albums and videos, group discussions, and the reward of activity points for bidding and redemption.  Community members will also be able to access content and post and share information with other members as well as conduct commercial transactions.  Once our platforms become viable and secure, we intend to introduce a variety of synergistic and complementary internet and m-commerce products and services as more fully described below.

Our Online Platform

We plan to launch our online operations during the second calendar quarter of 2011 with the establishment of our website at www.uht.my.  Our website will initially target users, merchants and advertisers located in Malaysia and the Asia Pacific region.  We intend to offer free products and services (such as free gifts and loyalty points) and reduced priced merchandise to attract our initial online consumer community.  Similarly, we intend to offer incentives packages to attract prospective online merchants and advertisers.  We anticipate that our online presence will initially serve as a gateway introduction to our m-commerce platform and will form the basis of our initial m-commerce community.  In the future, we expect that products and services offered through our online platform will also be offered through our m-commerce platform and vice versa.

Our M-Commerce Platform

We intend to launch our m-commerce platform during the second calendar quarter of 2011.  We anticipate that the products and services offered on our m-commerce platform will be similar to products and services offered on our website.  Our mission is to introduce a mobile ecosystem that is as rich and diverse as our online community and to create a platform that will support the use of the mobile device as a payment device in lieu of a card or cash.

Our m-commerce platform will consist of the following components:  (i) set up and configuration; (ii) user authentication; (iii) payment processing; and (iv) payment completion, as illustrated below:

 CONFIDTIAL
•	Setup & Configuration: To access our m-commerce platform, users will be required to register and make a one-time installation of an applet or application onto their mobile device.
•
Authentication:  After installation, set up and configuration, the subscriber will be asked to authenticate his identity.  User authentication is one of the most important elements to securing payment transactions.  Our subscriber authentication process will be based on SMS messaging authentication, which provides an SMS authorized account PIN for safe and secure transactions.

•	Processing: During processing, the subscriber is able to redeem any merchant coupons or loyalty points.
•	Payment Completion: This process takes place once the details have been authenticated and the transaction is authorized.

Once a user has obtained access to our m-commerce platform, the subscriber will be able to join a community of other users and engage in social networking, research and e-commerce activities through our online and mobile platforms.

Mobile Ads+Rewards Solution

Our flagship application, Mobile Ads+Rewards, will be introduced upon the launch of our m-commerce platform in the second calendar quarter of 2011.  Our Mobile Ads+Rewards solution incorporates a loyalty based system to enable advertisers to deliver advertisements to a customized target audience via mobile phones and other mobile devices.  Our Mobile Ads+Rewards application consists of the following key functions:
•
Dynamic Profiler:  We have developed a proprietary algorithm through which we gather raw data and provide analysis regarding subscriber behavior including spending patterns, purchase history, response to advertisements and demographic data.  We provide our community of advertisers with our analyzed data to enable them to create their customized target customer profile.

•
Campaign Creator With Intelligent Matching and Customizable Catalogue:  Together with the advertiser, we create an automated routine campaign that delivers customizable advertisements and promotions to the advertisers’ target audience.  The automated campaign enables advertisers to deliver ads and promotions at predetermined times and provides real-time tracking of subscribers' responses, customizable response messages and real-time matching of subscribers with relevant advertisements and promotions based upon initial responses to prior advertisements and promotions.  We are also able to mass personalize ads and promotions to each subscriber.

•
Mobile Rewards:  Our subscribers will be able to earn points based upon the number of views and responses to advertisements and promotions delivered to the subscriber.  These loyalty points can be transferred to the subscriber’s account in real-time and can be integrated with third party reward systems. Loyalty points can be redeemed for goods and services from merchants participating in our m-commerce platform.

•
Reports:  We intend to generally track subscriber behavior on our m-commerce platform as well as throughout the lifecycle of an advertising campaign.  This will allow us to make available to our merchants and advertisers reports containing customized, campaign specific information and analysis regarding the impact of their products and advertising or promotional campaigns on their target audience.  Because portions of this information can be made available real time, advertisers have an opportunity to adjust their advertising campaigns based upon actual subscriber responses.

Future Products and Services

Depending upon market response to our m-commerce platform, we anticipate introducing the following products and services during the second or third quarter of 2011:
•	Loyalty/Discount card – A loyalty card that rewards users for all usage of merchants' products and services.
•	Promotional vouchers – Mobile promotional vouchers from our network of merchants;
•	M-Ads – A medium for merchants to post advertisements directed toward members of our m-commerce community based on a traditional per-click model; and
•	M-Merchants – Incentive packages designed to attract and retain merchants to participate in our loyalty card program.

Depending upon the success of our business plan, we may also make the following products and services available on our m-commerce platform by the end of 2011 or the first calendar quarter of 2012:
•	M-Paybills – Manage monthly bills for major utilities and bill payments such as water, electricity, fixed lines, and cable via mobile phones.
•	M-Shopping – Shop with Union Hub's network of merchants and make secure payment via mobile phones.
•	M-Ticketing – Enable customers to buy tickets (e.g. concerts, cinemas, etc.) using loyalty points.
•	M-Gaming – Enable game publishers to tap into our community of subscribers/users via subscription model.
•	M-Catalogue – Browse through comprehensive catalogues of products and purchase products via mobile devices;
•
M-Education – Offer a selection of educational products, such as translation products.  For example, a user can take a picture of Chinese characters and submit it to our server.  Our server will identify the captured image and translate it into the language of the user’s choice.

•	M-Insurance – Enable customers to pay for car insurance and other types of insurance using mobile devices.

Currently, all of our revenue is derived from the provision of IT consulting and programming services.  After the launch of our online presence and m-commerce platform, we expect to generate additional revenue from advertisements, merchandise sales and the facilitation of sales of products and services from our online and m-commerce platforms.  We may also derive revenues from the licensing of our technologies and products.

Our Technology

Secure Digital Wallet Applet

We incorporate digital wallets to facilitate commercial transactions on our m-commerce platform.  Digital wallets are software tools that allow end-users to store billing, shipping and payment information to enable end-users to automatically complete an online merchant's checkout page.  Digital wallets may be mobile browser plug-ins or helper applications, stand-alone client applications or server-based applications.

Our wallet application facilitates payment transactions via a WAP (Wireless Access Protocol) browser by using personal information such as credit card information and loyalty points stored inside a mobile phone to automatically complete the required fields in the WAP browser.  The data stored in our wallet is protected with a PIN code to authenticate the end‐user to the application.  Our wallet also supports the use of server authentication protocol, data encryption and the use of digital signatures.  Our wallet application is based on WAP as bearer and ECML (Electronic Commerce Modeling Language) as data standard.

mSecure Technology

We believe that one of the fundamental building blocks to a successful m-commerce ecosystem is the presence of a secure payment infrastructure acceptable to both merchants and customers.  We have developed a proprietary protocol, the mSecure technology, which enables buyers and sellers to disseminate payment information in a highly secure environment.  MSecure passes users through four levels of security prior to consummating a payment transaction:

•
Level 1 – SIM Card Security:  The user is identified through his mobile Subscriber Identity Module, or SIM, card before processing payment transactions.  A SIM card typically contains simple application logic to carry out m-payment transactions and is provided by the specific mobile operator.  Through the SIM Application Toolkit technology, or SAT, we are able to configure and program the SIM card.

•	Level 2 –PIN Protection: The user keys in a 6-digit SMS authorized security PIN into his mobile phone to actively approve remote payment requests made by the merchants before payment takes place.
•
Level 3 – Encrypted Signal:  By leveraging on USSD technology, payment and user identification information is encrypted and transmitted over the mobile networks.  We rely on a hybrid of secret key cryptography (symmetric key) based on multi-layered algorithms and public (asymmetric) key cryptography to encrypt data.

•
Level 4 – Instant Status Feedback / Deactivation:  We provide instant transaction reports for every transaction to enhance authentication and non-repudiation of mobile transactions.  If a user’s mobile phone is stolen or lost, we can immediately deactivate the user’s account and prevent transactions from occurring.

The mission of our mSecure technology is to encourage users to engage in mobile e-commerce transactions through our m-commerce platform by providing merchants and users with greater control over the payment authentication process and sense of increased security.

Marketing

We intend to focus our early marketing efforts on building brand recognition among prospective participants of our m-commerce platform.  Immediately prior to or concurrently with the launch of our website during the second calendar quarter of 2011, we intend to initiate a broad marketing campaign in Malaysia to promote both our online and m-commerce presence and target prospective merchants and end-users of our m-commerce and online platforms.  Our marketing campaign will include internet advertisements, press releases, electronic ads, traditional printed media advertisements, point of sales materials, sales literature and sponsorship of industry events.

We may also engage in targeted marketing efforts designed to inform potential advertisers and enterprises of the benefits they can achieve through our m-commerce and online platforms as well as targeted consumer marketing in certain geographies.

Sales and Support

We intend to make significant investments to build our sales and support infrastructure.  We intend to expand our sales staff in Malaysia from 4 persons to 30 persons and are in the process of establishing a sales office in Hong Kong.  Our direct advertising sales team will focus on attracting and supporting synergistic companies in Malaysia.  We intend to seek partnerships with merchants, banks and other strategic partners to build and retain a community of merchants and to expand the scope of the products and services offered on our m-commerce platform and through our distribution business.  Initially, we intend to focus on the Malaysian market, but expect to expand to additional markets in China and Singapore in the near future.

In addition to direct sales efforts, we intend to bring businesses into our advertising network and m-commerce community through online and mobile sales channels.  We anticipate using technology and automation wherever possible to improve the experience for our merchants and advertisers and to grow our business cost-effectively.  We intend to create an automated online or mobile program to enable advertisers and merchants to establish accounts, create ads, target users, and launch and manage their advertising campaigns.

Major Customers

We did not generate any revenue from UHT during the seven month period ended October 31, 2009.  We commenced business operations in July 2010 and generated net revenues of $537,040 for the seven month period ended October 31, 2010.  We derived approximately 54% and 46% of our revenues from the provision of software products and services and the distribution of consumer products, respectively, to four customers located in Malaysia and one customer in Singapore, respectively.  We are not a party to any long-term agreements with our customers.  During the seven month period ended October 31, 2010, the following three customers accounted for the following amounts and percentages of our total net revenues:

Name of Customer	Amount of Net Revenues	Percentage of Total Net Revenues
Legend Venture Pte. Ltd.	$246,759	46%
Tasystems Sdn. Bhd.	144,332	27%
Magic Multimedia Sdn. Bhd.	72,022	13%
Total	$463,113	86%

Key Vendors

During the seven month period ended October 31, 2010, three vendors accounted for 10% or more of our purchases:

Vendor	Amount of Purchases	Percentage of Total Purchases
MWPAY Sdn. Bhd	$172,165	47%
Liew Choon Fook	112,690	30%
Tong Hei	82,542	22%
Total	$367,397	99%

We are not parties to a long-term agreement with our major vendors.  We expect to continue engaging the services of these vendors in the near future.  As we grow, we anticipate acquiring or developing the capacity to develop our technologies internally.  We do not anticipate difficulties in locating alternative developers and other vendors as needed.  There were no vendors who accounted for 10% or more of our purchases during the seven month period ended October 31, 2009.

Competition and Market Position

Our business is characterized by rapid change and converging, as well as new and disruptive, technologies.  We face formidable competition in every aspect of our business, particularly from companies that seek to connect people with information on the web and provide them with relevant advertising.  We face competition from:
•
Vertical search engines and e-commerce sites, such as 88db.com, Lelong.com, Amazon.com and eBay.  We compete with these sites because they, like us, are trying to attract users to their web sites to make purchasers and to otherwise search for product or service information.  With an established brand and presence, these sites are also in a position to introduce m-commerce applications which would directly compete with us.

•	Social networks, such as Facebook, Yelp, or Twitter. Some users are relying more on social networks for product or service referrals, rather than seeking information from m-commerce portals like us.
•	Other forms of advertising. We compete against traditional forms of advertising, such as television, radio, newspapers, magazines, billboards, and yellow pages, for ad dollars.
•	Other mobile applications. As the mobile application ecosystem develops further, users are increasingly accessing e-commerce and other sites through those companies’ stand-alone mobile applications.
Our competitors may be local or international enterprises and may have financial, technical, sales, marketing and other resources greater than ours.  These companies may also compete with us in recruiting and retaining qualified personnel and consultants.

Our competitive position will depend on our ability to attract and retain qualified engineers and other personnel, develop effective proprietary products and solutions, achieve economies of scale, develop and implement development and marketing plans, obtain and maintain protection of our intellectual property and secure adequate capital resources.  We compete to attract and retain users of our m-commerce and online products and services.  Most of the products and services we intend to offer to our users are free, so we do not compete on price.  Instead, we expect to compete in this area on the basis of the relevance, usefulness, availability, and ease of use of our products and services.

Neither our users nor our advertisers will be locked in to our m-commerce or online platforms.  For users, other online and m-commerce applications are literally one click away, and there are no costs to switching platforms.  We expect our advertisers to advertise in multiple places, whether mobile, online or offline.  We compete to attract and retain content providers (including content providers for whom we distribute or license content) primarily based on the size and quality of our advertiser base, our ability to help these partners generate revenues from advertising, and the terms of the agreements.

Intellectual Property

We attach great importance to protecting our investment in the research, development and marketing of our brand and technologies.  We intend to seek the widest possible protection for significant product and process developments in our major markets through a combination of trade secrets, trademarks, copyrights and patents, if applicable.  We anticipate that the form of protection will vary depending upon the level of protection afforded by the particular jurisdiction.  Currently, our revenue is derived principally from our operations in Malaysia where intellectual property protection may be limited and difficult to enforce.  In such instances, we may seek protection of our intellectual property through trademarks and measures taken to increase the confidentiality of our findings.

We intend to register trademarks extensively as a means of protecting the brand names of our companies and products.  We intend protect our trademarks vigorously against infringement and also seek to register design protection where appropriate.

We also rely on trade secrets and unpatentable know-how that we seek to protect, in part, by confidentiality agreements.  Our policy is to require some of our employees to execute confidentiality agreements upon the commencement of employment with us. These agreements provide that all confidential information developed or made known to the individual during the course of the individual’s relationship with us is to be kept confidential and not disclosed to third parties except in specific limited circumstances.  The agreements also provide that all inventions conceived by the individual while rendering services to us shall be assigned to us as the exclusive property of our company.  There can be no assurance, however, that all persons who we desire to sign such agreements will sign, or if they do, that these agreements will not be breached, that we would have adequate remedies for any breach, or that our trade secrets or unpatentable know-how will not otherwise become known or be independently developed by competitors.

Government Regulation

We are subject to a number of foreign and domestic laws and regulations that affect companies conducting business on the internet and via mobile platforms. In addition, laws and regulations relating to user privacy, freedom of expression, content, advertising, information security, and intellectual property rights are being debated and considered for adoption by many countries throughout the world.  We face risks from some of the proposed legislation that could be passed in the future.

We are subject to domestic and foreign laws regarding privacy and protection of user data.  We intend to post on our web site and on our m-commerce platform our privacy policies and practices concerning the use and disclosure of user data.  Any failure by us to comply with our posted privacy policies or privacy related laws and regulations could result in proceedings against us by governmental authorities or others, which could potentially harm our business.  In addition, the interpretation of data protection laws, and their application to the internet and mobile platform is unclear and in a state of flux.  There is a risk that these laws may be interpreted and applied in conflicting ways from country to country and in a manner that is not consistent with our current data protection practices.  Complying with these varying international requirements could cause us to incur additional costs and change our business practices.  Further, any failure by us to protect our users’ privacy and data could result in a loss of user confidence in our services and ultimately in a loss of users, which could adversely affect our business.

In the United States, laws relating to the liability of providers of online and mobile services for activities of their users and other third parties are currently being tested by a number of claims, which include actions for libel, slander, invasion of privacy and other tort claims, unlawful activity, copyright and trademark infringement, and other theories based on the nature and content of the materials searched, the ads posted, or the content generated by users.  Certain foreign jurisdictions are also testing the liability of providers of online and mobile services for activities of their users and other third parties.  Any court ruling that imposes liability on providers of online and mobile services for activities of their users and other third parties could harm our business.

A range of other laws and new interpretations of existing laws could have an impact on our business.  Various international laws restrict the distribution of materials considered harmful to children and impose additional restrictions on the ability of online services to collect information from minors.  The costs of compliance with these laws may increase in the future as a result of changes in interpretation.  Furthermore, any failure on our part to comply with these laws may subject us to significant liabilities.

Similarly, the application of existing laws prohibiting, regulating, or requiring licenses for certain businesses of our prospective advertisers, including, for example, distribution of pharmaceuticals, adult content, financial services, alcohol, or firearms, can be unclear.  Application of these laws in an unanticipated manner could expose us to substantial liability and restrict our ability to deliver services to our users.

Finally, because our services may be accessible worldwide, foreign jurisdictions may claim that we are required to comply with their laws, even where we have no local entity, employees, or infrastructure.

Seasonality

Both seasonal fluctuations in internet usage and traditional retail seasonality are likely to affect our business.  We anticipate internet usage to generally slow during the summer months, and commercial queries to increase significantly in the fourth quarter of each year.  These seasonal trends will likely cause fluctuations in our quarterly results, including fluctuations in sequential revenue growth rates.

Insurance

We maintain property, business interruption and casualty insurance which we believe is in accordance with customary industry practices in Malaysia, but we cannot predict whether this insurance will be adequate to fully cover all potential hazards incidental to our business.

Employees

As of February 25, 2011, we had 11 employees, all of which are full-time.  Our employees are in the following principal areas:

Operations – 1
Administrative – 4
Sales and Marketing– 4
Management – 2

All employees of the company are located in Malaysia.  None of our employees are members of a trade union.  We believe that we maintain good relationships with our employees, and have not experienced any strikes or shutdowns and have not been involved in any labor disputes.

We are required to contribute to the Employees Provident Fund under a defined contribution pension plan for all eligible employees in Malaysia between the ages of eighteen and fifty five.  We are required to contribute a specified percentage of the participant’s income based on their ages and wage level.  The participants are entitled to all of our contributions together with accrued returns regardless of their length of service with the company.  For the seven month period ended October 31, 2010 and the fiscal year ended March 31, 2010, we contributed $3,781 and $0, respectively, to the Employees Provident Fund.  No contribution was made during fiscal year 2009 because the Company had no eligible employees for EPF for such period.

Corporation Information

Our principal executive offices are located at 11-2, Jalan 26/70A, Desa Sri Hartamas, 50480 Kuala Lumpur, Malaysia, telephone at +603 6201 3198, facsimile at +603 6201 3226.

ITEM 1A.  RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.  PROPERTIES.

On October 29, 2010, we leased from Atomic Vision Sdn. Bhd. approximately 1400 square feet of office space at our headquarters located at 11-2, Jalan 26/70A, Desa Sri Hartamas, 50480 Kuala Lumpur, Malaysia at a monthly rate of RM 2,500, which is approximately US$783.  Our lease expires November 30, 2012.  Weng Kung Wong, our Chief Executive Officer and director, owns 50% of Atomic Vision Sdn. Bhd.

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

ITEM 4.  REMOVED AND RESERVED.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a)  Market Information

Shares of our common stock are quoted on the OTCBB under the symbol “PGCG”.  There is no established public trading market for our securities and a regular trading market may not develop, or if developed, may not be sustained.

(b)  Approximate Number of Holders of Common Stock

As of February 22, 2011, there were approximately 62 shareholders of record of our common stock.  Such number does not include any shareholders holding shares in nominee or “street name”.

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

(e)  Recent Sales of Unregistered Securities

The information set forth below describes our issuance of securities without registration under the Securities Act of 1933, as amended, during the seven month period ended October 31, 2010, and the fiscal year ended March 31, 2010, that were not previously disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K:   None.

ITEM 6.   SELECTED FINANCIAL DATA.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This discussion summarizes the significant factors affecting the operating results, financial condition, liquidity and cash flows of the Company and its subsidiary for the seven month periods ended October 31, 2010 and 2009 and the fiscal years ended March 31, 2010 and 2009.  The discussion and analysis that follows should be read together with the section entitled “Forward Looking Statements” and our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this transitional report on Form 10-K.

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

Currency and exchange rate

Unless otherwise noted, all currency figures quoted as “U.S. dollars”, “dollars” or “$” refer to the legal currency of the United States.  References to “MYR” are to the Malaysian Ringgit, the legal currency of Malaysia.  Throughout this prospectus, assets and liabilities of the Company’s subsidiaries are translated into U.S. dollars using the exchange rate on the balance sheet date.  Revenue and expenses are translated at average rates prevailing during the period.  The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income within the statement of stockholders’ equity.

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

On July 15, 2010, we effectuated a 1-for-20 reverse stock split, or the Reverse Split, of all issued and outstanding shares of the Company's Common Stock in connection with our plans to attract additional financing and potential business opportunities.  As a result of the Reverse Split, our issued and outstanding shares decreased from 40,000,000 to 2,000,003.

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

On December 6, 2010, we acquired Union Hub Technology Sdn. Bhd., a company incorporated under the laws of Malaysia, through the Share Exchange.  Pursuant to the Share Exchange, we acquired from the UHT Shareholders all of the issued and outstanding shares of UHT in consideration of 16,500,000 shares of our Common Stock.  As a result of the Share Exchange, UHT became our wholly owned subsidiary.  The shares were issued pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder.

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

On January 25, 2011, we changed our name to Prime Global Capital Group Incorporated and increased our authorized capital to 1,000,000,000 shares of common stock and 100,000,000 shares of preferred stock from 100,000,000 shares of common stock and 10,000,000 shares of preferred stock.  Effective January 25, 2011, we changed our fiscal year end from March 31 to October 31. As a result, this Form 10-K is a transition report and includes financial information for the period from April 1, 2010 through October 31, 2010.  Subsequent to this report, our reports on Form 10-K will cover the fiscal year beginning November 1 to October 31.

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

Overview

We currently operate in two business segments: (i) the design, development and operation of one or more technologies which enable a community of users to engage in social networking, research and e-commerce on a mobile platform, or the m-commerce business; and (ii) the distribution of consumer goods such as high-end timepieces to distributors, independent retailers and individual end-users.  In July 2010, we launched our business operations and began developing, servicing and distributing software products to third parties as a means of generating revenue.  Our consumer goods distribution business was launched in October 2010.  We conduct both our software development and distribution and product distribution businesses through UHT.

Results of Operations

Comparison of the seven month periods ended October 31, 2010 (audited) and October 31, 2009 (unaudited)

The following table compares our net revenue for the seven month periods ended October 31, 2010 and 2009:

	For the Seven Month Periods Ended October 31,		$	%
	2010	2009	Change	Change

Total net revenues	$537,040	$-	$537,040	NM
Software sales	290,281	-	290,281	NM
Product sales	246,759	-	246,759	NM
Total cost of revenue	369,000	-	369,000	NM
Gross profit	168,040	-	168,040	NM
General and administrative expenses	92,693	177	92,516	NM
Other income (expense),net	(472)	-	(472)	NM
Income tax expense	(20,613)	-	(20,613)	NM
Net income (loss)	54,262	(177)	54,439	NM
*NM means not meaningful

Net Revenue.  We launched our business operations in July 2010 with the sale of software products and, in October 2010, with the distribution of luxury consumer products such as high-end timepieces.  As a result, we generated net revenue of $537,040 for the seven month period ended October 31, 2010, with software sales accounting for $290,281, or approximately 54.1% of net revenues, and product sales accounting for $246,759, or approximately 45.9%of net revenues.  We did not generate any revenue for the seven month period ended October 31, 2009.  Prior to the launch of our business operations in July 2010, we were a development stage company with minimal revenues.

Cost of Revenue.  Our cost of revenue as a percentage of revenue was 68.7% for the seven month period ended October 31, 2010 compared to 0% for the same period in 2009.  The increase is primarily attributable to the commencement of our business operations in July and October of 2010.  Cost of revenue consisted primarily of software purchase costs, product costs and costs of labor that are directly attributable to the sale of software and luxury consumer products.

Gross Profit.  We achieved a gross profit of $168,040 for the seven month period ended October 31, 2010, as compared to $0 for the same period in 2009.  The increase is attributable to the commencement of our business operations in July and October of 2010.

 General and Administrative Expenses (“G&A”).  We incurred G&A expenses of $92,693 for the seven month period ended October 31, 2010, representing an increase of $92,516, as compared to $177 for the seven month period ended October 31, 2009.  The increase in G&A is primarily attributable to the commencement of our business operations in July and October of 2010.  G&A as a percentage of net revenue was 17.3% for the seven month period ended October 31, 2010.

Other Income (Expense), net.  We incurred net other expense of $472 for the seven month period ended October 31, 2010, as compared to $0 for the same period ended October 31, 2009.  The increase is attributable primarily to interest incurred in connection with financing the purchase of a motor vehicle on or about the commencement of our business operations.

Income Tax Expense.  We recorded income tax expenses of $20,613 for the seven month period ended October 31, 2010, as compared to $0 for the same period ended October 31, 2009.  The increase is primarily attributable to the commencement of our business operations in July and October of 2010.  Tax expense as a percentage of income before income tax was 27.5% for the seven month period ended October 31, 2010.

Comparison of the fiscal years ended March 31, 2010 and the years ended March 31, 2009

The following table compares our revenue for the years ended March 31, 2010 to the years ended March 31, 2009:
	For the Years Ended March 31,		$	%
	2010	2009	Change	Change

Total net revenues	$-	$-	$-	-
Total cost of revenue	-	-	-	-
Gross profit	-	-	-	-
General and administrative expenses	(494)	(682)	(188)	(27.6)
Other income (expense),net	-	-	-	-
Income tax expense	-	-	-	-
Net income (loss)	(494)	(682)	188	(27.6)

Net Revenue; Cost of Revenue.  We did not generate any net revenue nor incur any costs of revenue for the years ended March 31, 2010 and 2009.  During these periods, we did not engage in any significant operations and were considered a development stage company.

Gross Profit.  We did not achieve any gross profits for the years ended March 31, 2010 and 2009.  During these periods, we did not engage in any significant operations and were considered a development stage company.

General and Administrative Expenses (“G&A”).  We incurred G&A expenses of $494 for the year ended March 31, 2010, representing a decrease of $188, or 27.6%, as compared to $682 for the year ended March 31, 2009.  The decrease in G&A is primarily attributable to absence of non-recurring expenses incurred by us in connection with incorporating UHT.

Other Income (Expense).  We did not incur any other expenses for the years ended March 31, 2010 and 2009.  During these periods, we did not engage in any significant operations and were considered a development stage company.

Income Tax Expense.  We did not record any income tax expenses for the years ended March 31, 2010 and 2009.  During these periods, we did not engage in any significant operations and were considered a development stage company.

Liquidity and Capital Resources

Sources of Liquidity.  We commenced business operations in July 2010 and generated net income of $54,262 for the seven month period ended October 31, 2010.  To date, we have financed our operations through private placements of our common stock which are summarized below:

Private Placement Transactions	Gross Proceeds
Sale of 999,998 UHT shares of common stock on 9/30/2010	$323,760
Sale of 1,500,000 shares of the Company’s common stock on 9/27/2010	$150,000
Sale of 80,000,000 shares of the Company’s common stock on 11/15/2010	$800,000
Sale of 400,000,000 shares of the Company’s common stock on 2/8/2011	$4,000,000
Total:	$5,273,760

 Net Cash Provided By Operating Activities.  For the seven month period ended October 31, 2010, net cash provided by operating activities was $90,399, which consisted primarily of net income of $54,262, depreciation of $6,338, an increase in accounts payable of $112,690, an increase in accrued liabilities and other payables of $37,822, and an increase in income tax payables of $20,613, offset by an increase in accounts receivables of $102,454 and an increase in deposits and other receivables of $40,020.  For the seven month period ended October 31, 2009, net cash used in operating activities was $88,677, which consisted of a net loss of $177, a decrease in accrued liabilities and other payables of $87,945 and an increase in deposits and other receivables of $555.

For the fiscal year ended March 31, 2010, net cash used in operating activities was $88,912, which consisted primarily of a net loss of $494 and a decrease in accrued liabilities and other payables of $88,418.  For the fiscal year ended March 31, 2009, net cash provide by operating activities was $89,848, which consisted primarily of a net loss of $682 and an increase in accrued liabilities and other payables of $90,530.  The decrease in accrued liabilities and other payables during fiscal year ended March 31, 2010 is primarily attributable to the repayment of third party advances.

Net Cash Used in Investing Activities.  For the seven month period ended October 31, 2010, net cash used in investing activities was $70,425, all of which was attributable to plant and equipment purchases.  We did not engage in investing activities for the seven month period ended October 31, 2009 and the fiscal years ended March 31, 2010 and 2009.

Net Cash Provided By Financing Activities.  For the seven month period ended October 31, 2010, net cash provided by financing activities was $491,298 consisting primarily of $313,027 in capital contributions and $180,334 of advances from Mr. Wong, our chief executive Officer and director, respectively, offset by repayments of $2,063 on a finance lease.  We did not engage in any financing activities for the seven month period ended October 31, 2009 and the fiscal years ended March 31, 2010 and 2009.

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

Accounts receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest.  The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts.  An allowance for doubtful accounts is established and determined based on managements’ assessment of known requirements, aging of receivables, payment history, the customer’s current credit worthiness and the economic environment.  The Company did not record any allowance for doubtful accounts for the periods presented.

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

Depreciation expense for the seven month periods ended October 31, 2010 and 2009 was $6,338 and $0, respectively.

There was no depreciation expense incurred for the years ended March 31, 2010 and 2009.

As of October 31, 2010, the Company has one motor vehicle under finance lease included plant and equipment with its carrying value of $124,031.

Impairment of long-life assets

Long-lived assets primarily include plant and equipment.  In accordance with Accounting Standards Codification (“ASC”) Topic 360-10-5, “Impairment or Disposal of Long-Lived Assets,” the Company periodically reviews its long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable.  If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There has been no impairment charge for the periods presented.

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

Advertising expense

Advertising costs are expensed as incurred under ASC Topic 720-35, “Advertising Costs”. The Company incurred no such cost during the seven months ended October 31, 2010 and 2009, and the years ended March 31, 2010 and 2009.

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

For the seven month periods ended October 31, 2010 and 2009, and the years ended March 31, 2010 and 2009, the Company did not have any interest and penalties associated with tax positions. As of October 31, 2010, March 31, 2010 and 2009, the Company did not have any significant unrecognized uncertain tax positions.

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

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates for the respective periods:

	October 31, 2010	March 31, 2010	March 31, 2009
Period-end MYR1 : US$1 exchange rate	3.1019	3,2704	3.6513
Period-average MYR1 : US$1 exchange rate	3.1946	3,4725	3.4381

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

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06 (ASU 2010-06), Fair Value Measurements and Disclosures which amends ASC Topic 820, adding new requirements for disclosures for Levels 1 and 2, separate disclosures of purchases, sales, issuances, and settlements relating to Level 3 measurements and clarification of existing fair value disclosures. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the requirement to provide Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal year beginning after December 15, 2010; early adoption is permitted. The Company is currently evaluating the impact of adopting ASU -2010-06 on its financial statements.

In April 2010, the FASB issued ASU 2010-13, Compensation – Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. ASU 2010-13 provides guidance on the classification of a share-based payment award as either equity or a liability. A share-based payment that contains a condition that is not a market, performance, or service condition is required to be classified as a liability. ASU 2010-13 is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2010 and is not expected to have a significant impact on the Company’s consolidated financial statements.

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

 ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

PRIME GLOBAL CAPITAL GROUP INCORPORATED
(Formerly Home Touch Holding Company)
(Successor of Union Hub Technology Sdn. Bhd.)

Consolidated Financial Statements
For The Seven Months ended October 31, 2010 And
The Years Ended March 31, 2010 and 2009

(With Report of Independent Registered Public Accounting Firm Thereon)

ZYCPA COMPANY LIMITED

Certified Public Accountants

PRIME GLOBAL CAPITAL GROUP INCORPORATED
(Formerly Home Touch Holding Company)
(Successor of Union Hub Technology Sdn. Bhd.)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Prime Global Capital Group Incorporated
(Formerly Home Touch Holding Company)
(Successor of Union Hub Technology Sdn. Bhd.)

We have audited the accompanying consolidated balance sheets of Prime Global Capital Group Incorporated and its subsidiary (“the Company”) as of October 31, 2010, March 31, 2010 and 2009 and the related consolidated statements of operations and comprehensive income (loss), cash flows and stockholders’ equity for the seven months ended October 31, 2010 and the years ended March 31, 2010 and 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of October 31, 2010, March 31, 2010 and 2009 and the results of operations and cash flows for the seven months ended October 31 2010 and the years ended March 31, 2010 and 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/ ZYCPA Company Limited

ZYCPA Company Limited
Certified Public Accountants

Hong Kong, China
February 25, 2011

PRIME GLOBAL CAPITAL GROUP INCORPORATED
(Formerly Home Touch Holding Company)
(Successor of Union Hub Technology Sdn. Bhd.)
CONSOLIDATED BALANCE SHEETS
AS OF OCTOBER 31, 2010, MARCH 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	October 31, 2010	March 31, 2010	March 31, 2009
	(Audited)	(Audited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$527,189	$49	$84,602
Accounts receivable	105,516	-	-
Deposits and other receivables	40,619	-	-

Total current assets	673,324	49	84,602

Non-current assets:
Plant and equipment, net	124,031	-	-
TOTAL ASSETS	$797,355	$49	$84,602

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$116,058	$-	$-
Deferred revenue	1,182	-	-
Amount due to a director	185,724	-	-
Income tax payable	21,229	-	-
Current portion of obligation under finance lease	6,268	-	-
Accrued liabilities and other payables	39,504	1,289	85,244

Total current liabilities	369,965	1,289	85,244

Long-term liabilities:
Obligation under finance lease	49,636	-	-

Total liabilities	419,601	1,289	85,244

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 100,000,000 shares authorized; no shares issued and outstanding
Common stock, $0.001 par value; 1,000,000,000 shares authorized; 20,000,003, 16,500,003 and 16,500,003 shares issued and outstanding, respectively	20,000	16,500	16,500
Additional paid-in capital	320,260	-	-
Accumulated other comprehensive income (loss)	907	(65)	39
Retained earnings (accumulated deficit)	36,587	(17,675)	(17,181)

Total stockholders’ equity	377,754	(1,240)	(642)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$797,355	$49	$84,602

See accompanying notes to consolidated financial statements.

PRIME GLOBAL CAPITAL GROUP INCORPORATED
(Formerly Home Touch Holding Company)
(Successor of Union Hub Technology Sdn. Bhd.)
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
FOR THE SEVEN MONTHS ENDED OCTOBER 31, 2010 AND 2009
AND THE YEARS ENDED MARCH 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Seven months ended October 31,		Years ended March 31,
	2010	2009	2010	2009
	(Audited)	(Unaudited)	(Audited)	(Audited)
Revenues, net
Software sales	$290,281	$-	$-	$-
Product sales	246,759	-	-	-

Total revenues, net	537,040	-	-	-

Cost of revenues	(196,835)	-	-	-
Cost of revenues, related party	(172,165)	-	-	-

Gross profit	168,040	-	-	-

Operating expenses:
General and administrative	(92,693)	(177)	(494)	(682)

Income (loss) from operations	75,347	(177)	(494)	(682)

Other expense:
Interest expense	(472)	-	-	-

Income (loss) before income taxes	74,875	(177)	(494)	(682)

Income tax expense	(20,613)	-	-	-

NET INCOME (LOSS)	$54,262	$(177)	$(494)	$(682)

Other comprehensive income (loss):
- Foreign exchange adjustment gain (loss)	972	(50)	(104)	39

COMPREHENSIVE INCOME (LOSS)	$55,234	$(227)	$(598)	$(643)

Net income (loss) per share – Basic and diluted	$0.00	$(0.00)	$(0.00)	$(0.00)

Weighted average common stock outstanding – Basic and diluted	16,500,000	16,500,000	16,500,000	16,500,000

See accompanying notes to consolidated financial statements.

PRIME GLOBAL CAPITAL GROUP INCORPORATED
(Formerly Home Touch Holding Company)
(Successor of Union Hub Technology Sdn. Bhd.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SEVEN MONTHS ENDED OCTOBER 31, 2010 AND 2009
AND THE YEARS ENDED MARCH 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”))

	Seven months ended October 31,		Years ended March 31,
	2010	2009	2010	2009
	(Audited)	(Unaudited)	(Audited)	(Audited)
Cash flows from operating activities:
Net income (loss)	$54,262	$(177)	$(494)	$(682)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	6,338	-	-	-
Changes in operating assets and liabilities:
Accounts receivable	(102,454)	-	-	-
Deposits and other receivables	(40,020)	(555)	-	-
Accounts payable	112,690	-	-	-
Deferred revenue	1,148	-	-	-
Income tax payable	20,613	-	-	-
Accrued liabilities and other payables	37,822	(87,945)	(88,418)	90,530

Net cash provided by (used in) operating activities	90,399	(88,677)	(88,912)	89,848

Cash flows from investing activities:
Purchase of plant and equipment	(70,425)	-	-	-

Net cash used in investing activities	(70,425)	-	-	-

Cash flows from financing activities:
Advances from a director	180,334	1,574	-	-
Payments on finance lease	(2,063)	-	-	-
Proceeds from capital contribution	313,027	-	-	-

Net cash provided by financing activities	491,298	1,574	-	-

Foreign currency translation adjustment	15,868	3,002	4,359	(5,247)
NET CHANGE IN CASH AND CASH EQUIVALENTS	527,140	(84,101)	(84,553)	84,601

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	49	84,602	84,602	1

CASH AND CASH EQUIVALENTS, END OF PERIOD	527,189	$501	$49	$84,602

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income tax	$-	$-	$-	$-
Cash paid for interest	$472	$-	$-	$-

See accompanying notes to consolidated financial statements.

PRIME GLOBAL CAPITAL GROUP INCORPORATED
(Formerly Home Touch Holding Company)
(Successor of Union Hub Technology Sdn. Bhd.)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM APRIL 1, 2008 THROUGH OCTOBER 31, 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Common stock
	No. of share	Amount	Additional paid-in capital	Accumulated other comprehensive income (loss)	(Accumulated deficit) retained earnings	Total stockholders’ equity (deficit)

Balance as of April 1, 2008 (restated)	16,500,000	$16,500	$-	$-	$(16,499)	$1

Net loss for the year	-	-	-	-	(682)	(682)
Foreign currency translation adjustment	-	-	-	39	-	39

Balance as of March 31, 2009	16,500,000	16,500	-	39	(17,181)	(642)

Net loss for the year	-	-	-	-	(494)	(494)
Foreign currency translation adjustment	-	-	-	(104)	-	(104)

Balance as of March 31, 2010	16,500,000	16,500	-	(65)	(17,675)	(1,240)

Capital contribution from stockholders	-	-	313,027	-	-	313,027
Shares effectively issued to former PGCG stockholders as part of the December 6, 2010 recapitalization	3,500,003	3,500	7,233	-	-	10,733
Net income for the period	-	-	-	-	54,262	54,262
Foreign currency translation adjustment	-	-	-	972	-	972
Balance as of October 31, 2010	20,000,003	$20,000	$320,260	$907	$36,587	$377,754

See accompanying notes to consolidated financial statements.

PRIME GLOBAL CAPITAL GROUP INCORPORATED
(Formerly Home Touch Holding Company)
(Successor of Union Hub Technology Sdn. Bhd.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SEVEN MONTHS ENDED OCTOBER 31, 2010 AND
FOR THE YEARS ENDED MARCH 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)

1.	ORGANIZATION AND BUSINESS BACKGROUND

Prime Global Capital Group Incorporated (formerly Home Touch Holding Company) (“PGCG” or “the Company”) was incorporated in the State of Nevada on January 26, 2009. On January 25, 2011, the Company changed its current name to Prime Global Capital Group Incorporated and its fiscal year to October 31.

As of October 31, 2010, the Company no longer considers as a development stage company as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 915, “Development Stage Entities”. Starting from July 2010, the Company commenced its business in the provision of IT consulting and programming services and trading of luxury consumer products in Malaysia.

Recapitalization and reorganization

On July 15, 2010, the Company approved the 1 for 20 reverse split of its common stock. As a result, the total number of issued and outstanding shares was decreased from 40,000,000 to 2,000,003 and par value of its common stock was unchanged at $0.001. All common stock and per share data for all periods presented in these consolidated financial statements have been restated to give effect to the reverse stock split.

On September 21, 2010, the Company consummated the sale to certain accredited investors of an aggregate of 1,500,000 shares of its common stock, par value $0.001, at a per share price of $0.10, or $150,000 in the aggregate, pursuant to certain subscription agreements.

On November 15, 2010, the Company consummated the sale to 18 accredited investors of an aggregate of 80,000,000 shares of its common stock, par value $0.001, at a per share price of $0.01, or $800,000 in the aggregate, pursuant to certain subscription agreements. These shares were subsequently issued and the proceeds were fully received in January 2011.

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

The share exchange transaction has been accounted for as a reverse acquisition and recapitalization of the Company whereby UHT is deemed to be the accounting acquirer (legal acquiree) and the Company to be the accounting acquiree (legal acquirer). The accompanying consolidated financial statements are in substance those of UHT, with the assets and liabilities, and revenues and expenses, of the Company being included effective from the date of the reverse acquisition. The Company is deemed to be a continuation of the business of UHT.

PRIME GLOBAL CAPITAL GROUP INCORPORATED
(Formerly Home Touch Holding Company)
(Successor of Union Hub Technology Sdn. Bhd.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SEVEN MONTHS ENDED OCTOBER 31, 2010 AND
FOR THE YEARS ENDED MARCH 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)

Accordingly, the accompanying consolidated financial statements include the following:

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

PGCG and its subsidiary are hereinafter referred to as (the “Company”).

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

●	Basis of presentation

These accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

●	Change in fiscal year

On January 25, 2011, the Company changed its fiscal year from March 31 to October 31. These consolidated financial statements represent the financial position of the Company as of October 31, 2010 and the results of the Company’s operations and cash flows for the transition period from April 1, 2010 to October 31, 2010. The results of the Company’s operations and cash flows for the seven months ended October 31, 2009 are unaudited and are presented for comparative purpose.

●	Use of estimates

In preparing these consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets and revenues and expenses during the periods reported. Actual results may differ from these estimates.

●	Basis of consolidation

The consolidated financial statements include the financial statements of PGCG and its wholly-owned subsidiary. All significant inter-company balances and transactions within the Company have been eliminated.

●	Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

●	Accounts receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and determined based on managements’ assessment of known requirements, aging of receivables, payment history, the customer’s current credit worthiness and the economic environment. The Company did not record any allowance for doubtful accounts for the periods presented.

PRIME GLOBAL CAPITAL GROUP INCORPORATED
(Formerly Home Touch Holding Company)
(Successor of Union Hub Technology Sdn. Bhd.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SEVEN MONTHS ENDED OCTOBER 31, 2010 AND
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

Depreciation expense for the seven months ended October 31, 2010 and 2009 amounted to $6,338 and $0, respectively.

Depreciation expense for the years ended March 31, 2010 and 2009 amounted to $0 and $0, respectively.

As of October 31, 2010, the Company has one motor vehicle under finance lease included plant and equipment with its carrying value of $124,031.

●	Impairment of long-lived assets

Long-lived assets primarily include plant and equipment. In accordance with the provision of ASC Topic 360-10-5, “Impairment or Disposal of Long-Lived Assets”, the Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There has been no impairment charge for the periods presented.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SEVEN MONTHS ENDED OCTOBER 31, 2010 AND
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

●	Cost of revenues

Cost of revenues primarily includes the purchase cost of software and the labor cost that are directly attributable to the sale of software products and cost of goods sold in luxury consumer product sales.

●	Advertising expense

Advertising costs are expensed as incurred under ASC Topic 720-35, “Advertising Costs”. The Company incurred no such cost during the seven months ended October 31, 2010 and 2009, and the years ended March 31, 2010 and 2009.

●	Comprehensive income

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SEVEN MONTHS ENDED OCTOBER 31, 2010 AND
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

For the seven months ended October 31, 2010 and 2009, and the years ended March 31, 2010 and 2009, the Company did not have any interest and penalties associated with tax positions. As of October 31, 2010, March 31, 2010 and 2009, the Company did not have any significant unrecognized uncertain tax positions.

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

PRIME GLOBAL CAPITAL GROUP INCORPORATED
(Formerly Home Touch Holding Company)
(Successor of Union Hub Technology Sdn. Bhd.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SEVEN MONTHS ENDED OCTOBER 31, 2010 AND
FOR THE YEARS ENDED MARCH 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates for the respective periods:

	October 31, 2010	March 31, 2010	March 31, 2009
Period-end MYR1 : US$1 exchange rate	3.1019	3.2704	3.6513
Period-average MYR1 : US$1 exchange rate	3.1946	3.4725	3.4381

●	Retirement plan costs

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

Management believes, based on the current market prices or interest rates for similar debt instruments, the fair value of its obligation under finance lease approximates the carrying amount.

The Company also follows the guidance of the ASC Topic 820-10, “Fair Value Measurements and Disclosures” ("ASC 820-10"), with respect to financial assets and liabilities that are measured at fair value. ASC 820-10 establishes a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value as follows:

-	Level 1 : Observable inputs such as quoted prices in active markets;

-	Level 2 : Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

-	Level 3 : Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SEVEN MONTHS ENDED OCTOBER 31, 2010 AND
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

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06 (ASU 2010-06), Fair Value Measurements and Disclosures which amends ASC Topic 820, adding new requirements for disclosures for Levels 1 and 2, separate disclosures of purchases, sales, issuances, and settlements relating to Level 3 measurements and clarification of existing fair value disclosures. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the requirement to provide Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal year beginning after December 15, 2010; early adoption is permitted. The Company is currently evaluating the impact of adopting ASU -2010-06 on its financial statements.

In April 2010, the FASB issued ASU No. 2010-13, Compensation – Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades (ASU 2010-13). ASU 2010-13 provides guidance on the classification of a share-based payment award as either equity or a liability. A share-based payment that contains a condition that is not a market, performance, or service condition is required to be classified as a liability. ASU 2010-13 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010 and is not expected to have a significant impact on the Company’s consolidated financial statements.

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

3.      AMOUNT DUE TO A DIRECTOR

As of October 31, 2010, March 31, 2010 and 2009, amount due to a director represented temporary advances made to the Company by the director and chief executive officer of the Company, Mr. Weng Kung Wong, which was unsecured, interest-free and repayable on demand.

4.      ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consist of the following:

	October 31, 2010	March 31, 2010	March 31, 2009

Accrued operating expenses	$37,589	$486	$137
Advances from third parties	1,915	803	85,107
	$39,504	$1,289	$85,244

PRIME GLOBAL CAPITAL GROUP INCORPORATED
(Formerly Home Touch Holding Company)
(Successor of Union Hub Technology Sdn. Bhd.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SEVEN MONTHS ENDED OCTOBER 31, 2010 AND
FOR THE YEARS ENDED MARCH 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)

5.     OBLIGATION UNDER FINANCE LEASE

During the seven months ended October 31, 2010, the Company purchased motor vehicle under a finance lease agreement with the effective interest rate of 6.58% per annum, due through July 21, 2017, with principal and interest payable monthly. The obligation under the finance lease is as follows:

	October 31, 2010	March 31, 2010	March 31, 2009

Finance lease	$56,364	$-	$-
Less: interest expense	(460)	-	-

Net present value of finance lease	$55,904	$-	$-

Current portion	$6,268	$-	$-
Non-current portion	49,636	-	-

Total	$55,904	$-	$-

As of October 31, 2010, the maturities of the finance lease for each of the five years and thereafter are as follows:

Years ending October 31:
2011	$6,268
2012	7,332
2013	7,881
2014	8,430
2015	8,978
Thereafter	17,015

Total	$55,904

6.	STOCKHOLDERS’ EQUITY

On July 15, 2010, the Company approved the 1 for 20 reverse split of its common stock. As a result, the total number of issued and outstanding shares was reduced from 40,000,000 to 2,000,003 shares and par value of its common stock was unchanged at $0.001. This includes the issuance of 3 shares of common stock in lieu of the fractional shares resulting from the reverse split. All common stock and per share data for all periods presented in these consolidated financial statements have been restated to give effect to the reverse stock split.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SEVEN MONTHS ENDED OCTOBER 31, 2010 AND
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

As a result, the number of shares of the Company’s common stock issued and outstanding was 20,000,003 shares at October 31, 2010, after giving effect to the December recapitalization as if it occurred as of the earliest period presented in these financial statements. There are no shares of preferred stock issued and outstanding.

7.	NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed using the weighted average number of common stock outstanding during the period. Diluted net income (loss) per share is computed using the weighted average number of common stock outstanding and common stock equivalents during the period. Pursuant to share exchange transaction on December 6, 2010, the weighted average number of common stock issued and outstanding was adjusted to account for the effects of the share exchange transaction as more fully described in Note 1.

The following table sets forth the computation of basic and diluted net income (loss) per share for the seven months ended October 31, 2010 and 2009, and the years ended March 31, 2010 and 2009:

	Seven months ended October 31,
	2010	2009
Basis and diluted net income (loss) per share calculation		(Unaudited)
Numerator:
- Net income (loss) in computing basic and diluted net
income per share	$54,262	$(177)

Denominator:
Weighted average shares outstanding – Basic and diluted	16,500,000	16,500,000
Net income (loss) per share – Basic and diluted	$0.00	$(0.00)

	Years ended March 31,
	2010	2009
Basis and diluted net loss per share calculation
Numerator:
- Net loss in computing basic and diluted net income per share	$(494)	$(682)

Denominator:
Weighted average shares outstanding – Basic and diluted	16,500,000	16,500,000
Net loss per share – Basic and diluted	$(0.00)	$(0.00)

PRIME GLOBAL CAPITAL GROUP INCORPORATED
(Formerly Home Touch Holding Company)
(Successor of Union Hub Technology Sdn. Bhd.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SEVEN MONTHS ENDED OCTOBER 31, 2010 AND
FOR THE YEARS ENDED MARCH 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)

8.	INCOME TAXES

For the seven months ended October 31, 2010 and 2009, and the years ended March 31, 2010 and 2009, the local (United States) and foreign components of income (loss) before income taxes were comprised of the following:

	Seven months ended October 31,		Years ended March 31,
	2010	2009	2010	2009
		(Unaudited)
Tax jurisdictions from:
– Local	$(28,188)	$-	$-	$-
– Foreign	103,063	(177)	(494)	(682)
Income (loss) before income taxes	$74,875	$(177)	$(494)	$(682)

Provision for income taxes consisted of the following:

	Seven months ended October 31,		Years ended March 31,
	2010	2009	2010	2009
		(Unaudited)
Current:
– Local	$-	$-	$-	$-
– Foreign	20,613	-	-	-

Deferred:
– Local	-	-	-	-
– Foreign	-	-	-	-
Income tax expense	$20,613	$-	$-	$-

The effective tax rate in the years or periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. During the periods presented, the Company has a subsidiary that operates in Malaysia and is subject to tax in the jurisdictions in which it operates, as follows:

United States of America

PGCG is registered in the State of Nevada and is subject to United States of America tax law. As of October 31, 2010, the operations in the United States of America incurred $28,188 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2030, if unutilized. The Company has provided for a full valuation allowance of $9,584 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

PRIME GLOBAL CAPITAL GROUP INCORPORATED
(Formerly Home Touch Holding Company)
(Successor of Union Hub Technology Sdn. Bhd.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SEVEN MONTHS ENDED OCTOBER 31, 2010 AND
FOR THE YEARS ENDED MARCH 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)

Malaysia

UHT is subject to the Malaysia Corporate Tax Laws at the statutory rate of 20% on the assessable income for the periods presented.

A reconciliation of income (loss) before income taxes to the effective tax rate as follows:

	Seven months ended October 31,		Years ended March 31,
	2010	2009	2010	2009
		(Unaudited)
Income (loss) before income taxes	$103,063	$(177)	$(494)	$(682)
Statutory income tax rate	20%	20%	20%	20%
Income tax at statutory tax rate	20,613	(35)	(99)	(136)
Net operating loss	-	35	99	136
Income tax expense	$20,613	$-	$-	$-

No provision for deferred tax assets or liabilities has been made, since the Company had no material temporary differences between the tax bases of assets and liabilities and their carrying amounts.

9.	PENSION PLAN

The Company is required to make contribution to the Employees Provident Fund (“EPF”) under a defined contribution pension scheme for all of its eligible employees aged 18 to 55 with a term of service in the employment in Malaysia. The Company is required to contribute a specified percentage of the participants’ relevant income based on their ages and wages level. The participants are entitled to 100% of the Company’s contributions together with accrued returns irrespective of their length of service with the Company. The total contributions made for EPF were $3,781 and $0 for the seven months ended October 31, 2010 and 2009, respectively. For the years ended March 31, 2010 and 2009, no contribution was made because the Company had no eligible employees for EPF.

10.	RELATED PARTY TRANSACTIONS

(a)
For the seven months ended October 31, 2010, the Company purchased software products at the current market value of $172,165 from a related company, which is controlled by the director and chief executive officer of the Company, Mr. Weng Kung Wong in the normal course of business.

(b)
For the seven months ended October 31, 2010, the Company leased an office premise at the current market value of $563 from a related company, which is controlled by the director and chief executive officer of the Company, Mr. Weng Kung Wong in the normal course of business.

11.	SEGMENT INFORMATION

The Company operates two reportable business segments in Malaysia, as defined by ASC Topic 280:

●	Software business – sale of software products
●	Trading business – trading of luxury consumer products

PRIME GLOBAL CAPITAL GROUP INCORPORATED
(Formerly Home Touch Holding Company)
(Successor of Union Hub Technology Sdn. Bhd.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SEVEN MONTHS ENDED OCTOBER 31, 2010 AND
FOR THE YEARS ENDED MARCH 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 2). The Company had no inter-segment sales for the seven months ended October 31, 2010 and 2009, and the years ended March 31, 2010 and 2009. Summarized financial information concerning the Company’s reportable segments is shown in the following table for the seven months ended October 31, 2010 and 2009, and the years ended March 31, 2010 and 2009:

	Seven months ended October 31,		Years ended March 31,
	2010	2009	2010	2009
		(Unaudited)
Revenue from external customers:
- Software sales	$290,281	$-	$-	$-
- Product sales	246,759	-	-	-
Total revenues, net	537,040	-	-	-

Cost of revenues:
- Software sales	173,768	-	-	-
- Product sales	195,232	-	-	-
Total cost of revenues	369,000	-	-	-
Gross profit	168,040	-	-	-
Depreciation	6,338	-	-	-
Net income (loss)	54,262	(177)	(494)	(682)
Total assets	1,597,355	1,074	49	84,602
Expenditure for long-lived assets	$70,425	$-	$-	$-

12.	CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)         Major customers

For the seven months ended October 31, 2010, the customer who accounted for 10% or more of the Company’s revenues is presented as follows:

	Seven months ended October 31, 2010		October 31, 2010
	Revenues	Percentage of revenues	Trade accounts receivable
Customer A	$246,759	46%	$105,516
Customer B	144,332	27%	-
Customer C	72,022	13%	-

Total:	$463,113	86%	$105,516

For the seven months ended October 31, 2009, there was no customer who accounted for 10% or more of the Company’s revenues.

For the years ended March 31, 2010 and 2009, there was no customer who accounted for 10% or more of the Company’s revenues.

PRIME GLOBAL CAPITAL GROUP INCORPORATED
(Formerly Home Touch Holding Company)
(Successor of Union Hub Technology Sdn. Bhd.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SEVEN MONTHS ENDED OCTOBER 31, 2010 AND
FOR THE YEARS ENDED MARCH 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)

(b)         Major vendors

For the seven months ended October 31, 2010, the vendor who accounted for 10% or more of the Company’s purchases is presented as follows:

	Seven months ended October 31, 2010		October 31, 2010
	Purchase	Percentage of purchase	Trade accounts payable

Vendor A, related party	$172,165	47%	$-
Vendor B	112,690	30%	116,058
Vendor C	82,542	22%	-

Total:	$367,397	99%	$116,058

For the seven months ended October 31, 2009, there was no vendor who accounted for 10% or more of the Company’s purchases.

For the years ended March 31, 2010 and 2009, there was no vendor who accounted for 10% or more of the Company’s purchases.

(c)	Credit risk

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

PRIME GLOBAL CAPITAL GROUP INCORPORATED
(Formerly Home Touch Holding Company)
(Successor of Union Hub Technology Sdn. Bhd.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SEVEN MONTHS ENDED OCTOBER 31, 2010 AND
FOR THE YEARS ENDED MARCH 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)

13.	COMMITMENTS AND CONTINGENCIES

The Company is committed to lease office premises under a non-cancelable operating lease agreement with a fixed monthly rental of $783 (approximately MYR 2,500) for a term of 2 years, due November 30, 2012.

As of October 31, 2010, the Company has future minimum rental payments due under a non-cancelable operating lease in the next three years, as follows:

Years ending October 31:
2011	$8,866
2012	9,671
2013	806

Total	$19,343

14.	SUBSEQUENT EVENTS

On November 15, 2010, the Company consummated the sale to 18 accredited investors of an aggregate of 80,000,000 shares of its common stock, par value $0.001, at a per share price of $0.01, or $800,000 in the aggregate, pursuant to certain subscription agreements. These shares were subsequently issued and the gross proceeds were fully received in January 2011.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A.  CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer.  Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures, subject to limitations as noted below, as of October 31, 2010, and during the period prior to and including the date of this report, were effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.   There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to October 31, 2010.

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

Name	Age	Position
Weng Kung Wong	38	Chief Executive Officer and Director
Liong Tat Teh	51	Chief Financial Officer and Director
Sek Fong Wong	32	Secretary and Director

Family Relationships

There are no family relationships between any of our directors or executive officers.

Biographies

Set forth below are brief accounts of the business experience during the past five years of each director, executive officer and significant employee of the Company.

Weng Kung Wong, age 38, joined us as our Chief Executive Officer and Director on November 15, 2010.  He founded Mobile Wallet Sdn. Bhd., MWSB, one of the first Malaysian m-commerce companies, in 2004 and currently serves as its Executive Director and Chief Executive Officer.  Prior to founding MWSB, Mr. Wong served as an Agency Unit Manager of MAA Insurance from April, 2001 to November, 2003.  From January, 2000 to April, 2001, he was the Marketing Director of Spider Holding Sdn. Bhd., an herb products distribution company.  Mr. Wong began his professional career in 1995 with Forever Living Products, a health products multilevel marketing company, where he spent four years in positions of accelerating responsibility in the areas of business development and marketing.  Mr. Wong obtained bachelors degree in Management Information Systems from the National Central University of Taiwan in 1995.  We believe that Mr. Wong’s business expertise, including a background in leading and managing m-commerce companies, give him the qualifications and skills to serve as our director.

Liong Tat Teh, age 51, joined us as our Chief Financial Officer on November 15, 2010.  He has more than 27 years’ of professional accounting and financial experience.  Mr. Teh is currently the Financial Controller of MW Group.  Prior to joining MW Group in February, 2008, Mr. Teh served as the Financial Controller of Ikhmas Jaya Sdn. Bhd., a construction and civil engineering company, from February, 1995 to January, 2008.  From June, 1993 to February, 1995, Mr. Teh was a Group Accountant of Mitrajaya Holding Bhd., a construction engineering company.  Prior to joining Mitrajaya Holding Bhd., Mr. Teh was a Finance Manager for Vorwerk (M) Sdn. Bhd., a Malaysian subsidiary of Vorwerk International based in Germany, a distributor of household appliances, from December, 1992 to June, 1993.  From March, 1989 to December, 1992, Mr. Teh worked as Accountant at Tasima Footwear Sdn Bhd.  Mr. Teh graduated from Kolej Tunku Abdul Rahman Malaysia in 1983 with a Diploma in Cost and Management Accounting, and attained a fellowship at the Chartered Institute of Management Accountants of United Kingdom.  Mr. Teh has been a Chartered Accountant registered with Malaysian Institute of Accountants since 1995.  We believe that Mr. Teh’s diversified financial and business expertise, including a background with m-commerce based companies, give him the qualifications and skills to serve as our director.

Sek Fong Wong, age 32, joined us as our Secretary on November 15, 2010.  She is also the Assistant Administration Manager of MWPAY Sdn. Bhd., the marketing and distribution arm of Mobile Wallet Group.  Prior to joining MWPAY, Ms. Wong served as the Personal Assistant of Bioworld Resource Sdn. Bhd., a multilevel marketing arm of CEEBEE Groups of companies, promoting health food from September, 2005 to April, 2008.  From August, 2000 to September, 2005, Ms. Wong was actively involved in Gerakan Belia Bersatu Malaysia (GBBM), a youth movement NGO.  She is a Central Committee Member of GBBM and represents the country of Malaysia in various conferences and activities located in Malaysia and elsewhere.  Miss Wong received a bachelor degree in Chemistry and Biology from Kolej Tunku Abdul Rahman Malaysia in 2000.  We believe that Ms. Wong’s diversified business experience, including a background with m-commerce based companies, gives her the qualifications and skills to serve as our director.

Involvement in Certain Legal Proceedings

No executive officer or director has been involved in the last ten years in any of the following:
•
Any bankruptcy petition filed by or against any business or property of such person, or of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
•
Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

•
Being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

•
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

•
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

Board Committees and Audit Committee Financial Expert

We do not currently have a standing audit, nominating or compensation committee of the board of directors, or any committee performing similar functions.  Our board of directors performs the functions of audit, nominating and compensation committees.  As of the date of this prospectus, none of our directors qualifies as an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K promulgated under the Securities Act.   We anticipate including an audit committee financial expert on our board of directors as our business operations expand.

Director Nominations

Effective January 25, 2011, our board of directors amended and restated our bylaws to include, among other things, provisions setting forth the procedures by which our shareholders may recommend nominees to our board of directors.

According to our amended and restated bylaws, our stockholders may not nominate persons to our board of directors unless they comply with certain nomination procedures.  A stockholder must deliver notice of its intent to nominate persons to be elected to the board of directors to the principal offices of the Company not less than 45 days nor more than 75 days prior to the one-year anniversary of the date on which the Company first mailed its proxy materials for the previous year’s annual meeting of stockholders (or the date on which the Company mails its proxy materials for the current year if during the prior year the Company did not hold an annual meeting or if the date of the annual meeting was changed more than 30 days from the prior year).  Such notice shall set forth (a) as to each person whom the stockholder proposes to nominate for election or re-election as a director, (i) the name, age, business address and residence address of the person, (ii) the principal occupation or employment of the person, (iii) the class and number of shares of the Company which are beneficially owned by the person, and (iv) any other information relating to the person that is required to be disclosed in solicitations for proxies for election of directors pursuant to Rule 14a under the Exchange Act; and (b) as to the stockholder giving the notice, (i) the name and record address of such stockholders, and (ii) the class and number of shares of the Company which are beneficially owned by such stockholder.  The proposed nominee must deliver (in accordance with the time periods prescribed for delivery of notice in the amended and restated bylaws to the Secretary at the principal offices of the Company a written questionnaire with respect to the background and qualification of such person and the background of any other person or entity on whose behalf the nomination is being made (which questionnaire shall be provided by the Secretary upon written request) and a written representation and agreement (in the form provided by the Secretary upon written request) that such person (A) is not and will not become a party to (1) any agreement, arrangement or understanding with, and has not given any commitment or assurance to, any person or entity as to how such person, if elected as a director of the Company, will act or vote on any issue or question (a “Voting Commitment”) that has not been disclosed to the Company or (2) any Voting Commitment that could limit or interfere with such person’s ability to comply, if elected as a director of the Company, with such person’s fiduciary duties under applicable law, (B) is not and will not become a party to any agreement, arrangement or understanding with any person or entity other than the Company with respect to any direct or indirect compensation, reimbursement or indemnification in connection with service or action as a director that has not been disclosed therein and (C) in such person’s individual capacity and on behalf of any person or entity on whose behalf the nomination is being made, would be in compliance, if elected as a director of the Company, and will comply with all applicable publicly disclosed corporate governance, conflict of interest, confidentiality and stock ownership and trading policies and guidelines of the Company.  The Company may require any proposed nominee to furnish such other information as may reasonably be required by the Company to determine the eligibility of such proposed nominee to serve as a director of the Company.

            Except as set forth above, we have not established any other formal procedures by which security holders may recommend nominees to our board of directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the seven month period ended October 31, 2010, and the fiscal year ended March 31, 2010, our officers, directors and greater than 10% percent beneficial owners filed the required Form 3’s.

Code of Ethics

As a public company in is initial stages of business development, we have not adopted a code of ethics.  We intend to adopt a code of ethics for our senior officers, including our principal executive officer, principal financial officer, principal accounting officer or controller and any person who may perform similar functions as our business expands and matures.

ITEM 11.   EXECUTIVE COMPENSATION.

Compensation Discussion and Analysis

Our compensation program currently consists solely of cash compensation for the services provided.  The board of directors, which includes of our executive officers, will review and approve the compensation of our named executive officers and consultants, including Weng Kung Wong, Liong Tat Teh and Sek Fong Wong.  As we gain experience as a public company, we expect that the specific direction, emphasis and components of executive compensation programs will continue to evolve.  Factors that may influence our decision to change our compensation policies include the hiring of full-time employees, our future revenue growth and profitability, the implementation of our business plan and strategy and increasing complexity of our business.

The entire board of directors performs the functions that would be performed by a compensation committee.  All of the directors participate in deliberations concerning the compensation paid to executive officers, including Messrs. Wong and Teh and Ms. Wong.  The directors determine the compensation of the Company’s executives by assessing the value of each of its executives and collectively determine the amount of compensation required to retain the services of the company’s executives.  We base the amount of compensation for our executives on negotiations between the executive and us.  We did not perform any formal third-party benchmarking or other market analysis with respect to the amount of such executive’s compensation

In approving compensation necessary to attract and retain our present executive officers, the board of directors concluded that the salaries provided to our executive officers are reasonable considering their experience and unique skill sets.  The objective of the compensation plan is to provide our executives with competitive remuneration for their skills such that we can retain our personnel for an extended period of time.  We will review our compensation programs from time to time and take Company performance as well as general market conditions into account when implementing our compensation programs .

Summary Compensation Table

The following summary compensation table sets forth the aggregate compensation we paid or accrued during the seven month period ended October 31, 2010 and the fiscal years ended March 31, 2010 and 2009 to (i) our Chief Executive Officer (principal executive officer), (ii) our two most highly compensated executive officers other than the principal executive officer who were serving as executive officers on October 31, 2010 whose total compensation was in excess of $100,000, and (iii) up to two additional individuals who would have been within the two-other-most-highly compensated but were not serving as executive officers on October 31, 2010.

Name and Principal Position	Period/Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total(1)
David Gunawan Ng (1),	10-31-2010	$0	$0	$0	$0	$0	$0	$0	$0
Chief Executive Officer and President	2010	$3,205	$0	$0	$0	$0	$0	$0	$3,205
	2009	$22,436	$0	$0	$0	$0	$0	$0	$22,436

Weng Kung Wong (2),	10-31-2010	$0	$0	$0	$0	$0	$0	$0	$0
Chief Executive Officer

(1)
All compensation was paid in Hong Kong Dollars our functional currency.  Hong Kong Dollars was converted into United States Dollars using the exchange rate prevailing at the dates of payment at an average rate of 7.8 and 7.8 for fiscal years ended March 31, 2010 and 2009, respectively.  David Ng resigned from his positions as President and Chief Executive Officer of the Company effective November 15, 2010.

(2)	On November 15, 2010, Weng Kung Wong was appointed to serve as our Chief Executive Officer and as a member of our board of directors.

Narrative disclosure to Summary Compensation

Our executive officers are not parties to written employment agreements.  Except as described below, our executive officers do not receive compensation in connection with their services as executive officers of the Company.  Our executive officers are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with their services on our behalf.

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

Compensation of Directors

During the seven month period ended October 31, 2010, and our fiscal year ended March 31, 2010, we did not provide compensation to any of our directors for serving as our director.  We currently have no formal plan for compensating our directors for their services in their capacity as directors, although we may elect to issue stock options to such persons from time to time.  Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director.

Compensation Committee Interlocks and Insider Participation

Our board of directors is comprised of Weng Kung Wong, Liong Tat Teh and Sek Fong Wong, our Chief Executive Officer, Chief Financial Officer and Secretary, respectively.  The entire board of directors performs the functions that would be performed by a compensation committee.  All of the directors participate in deliberations concerning the compensation paid to executive officers.

Compensation Committee Report

Our entire board of directors has reviewed and discussed the Compensation Discussion and Analysis in this report with management.  Based on its review and discussion with management, the board of directors recommended that the Compensation Discussion and Analysis be included in this transitional report on Form 10-K for the seven month period ended October 31, 2010.  The material in this report is not deemed filed with the SEC and is not incorporated by reference in any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made on, before, or after the date of this report on Form 10-K and irrespective of any general incorporation language in such filing.

Submitted by members of the board of directors:
Weng Kung Wong
Liong Tat Teh
Sek Fong Wong

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of February 25, 2011, certain information with regard to the record and beneficial ownership of the Company’s common stock by (i) each person known to the Company to be the record or beneficial owner of 5% or more of the Company’s common stock, (ii) each director of the Company, (iii) each of the named executive officers, and (iv) all executive officers and directors of the Company as a group:

Name of Beneficial Owner	Amount (number of shares)	Percentage of Outstanding Shares of Common Stock
Weng Kung Wong (1)	45,425,000	9.1%
Liong Tat Teh (1)	0	*	%
Sek Fong Wong (1)	0	*	%
All executive officers and directors as a group (three persons)	45,425,000	9.1%
________________
*	Less than 1%.
(1)	Except as otherwise indicated, the address of each beneficial owner is c/o Prime Global Capital Group Incorporated, 11-2, Jalan 26/70A, Desa Sri Hartamas, 50480 Kuala Lumpur, Malaysia.
(2)
Applicable percentage ownership is based on 500,000,003 shares of common stock outstanding as of February 25, 2011, together with securities exercisable or convertible into shares of common stock within 60 days of February 25, 2011.  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that a person has the right to acquire beneficial ownership of upon the exercise or conversion of options, convertible stock, warrants or other securities that are currently exercisable or convertible or that will become exercisable or convertible within 60 days of February 25, 2011 d to be beneficially owned by the person holding such securities for the purpose of computing the number of shares beneficially owned and percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transaction With MWPAY

On August 20, 2010, we engaged MWPAY Sdn. Bhd. to develop certain aspects of our m-commerce platform for cash consideration of MYR 550,000, or approximately US$172,165.  The development project was completed on or around August 19, 2010.  Weng Kung Wong, our Chief Executive Officer and director, owns 35.28% of MWSB, which is the parent company of MWPAY.

            Lease From Atomic Vision

On October 29, 2010, we leased from Atomic Vision Sdn. Bhd. approximately 1400 square feet of office space at our headquarters located at 11-2, Jalan 26/70A, Desa Sri Hartamas, 50480 Kuala Lumpur, Malaysia at a monthly rate of RM 2,500, which is approximately US$783.  Our lease expires November 30, 2012.  Weng Kung Wong, our Chief Executive Officer and director, owns 50% of Atomic Vision Sdn. Bhd.

Loans From Weng Kung Wong

As of October 31, 2010, we obtained from Weng Kung Wong, our Chief Executive Officer and director, several unsecured, interest-free advances in the aggregate principal amount of $184,579.  The advances are repayable within the next twelve months.

We believe that all related party transactions were on terms at least as favorable as we would have secured in arm’s-length transactions with third parties.  Except as set forth above, we have not entered into any material transactions with any director, executive officer, and promoter, beneficial owner of five percent or more of our common stock, or family members of such persons.

Director Independence

Our board of directors currently consists of three members: Weng Kung Wong, Liong Tat Teh and Sek Fong Wong.  As of the date hereof, we have not adopted a standard of independence nor do we have a policy with respect to independence requirements for our board members or that a majority of our board be comprised of “independent directors.”  As of the date hereof, none of our directors would qualify as “independent” under standards of independence set forth by a national securities exchange or an inter-dealer quotation system.

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

The following table sets forth fees billed by our auditors during the seven month period ended October 31, 2010 and the fiscal years ended March 31, 2010 and 2009 for services rendered for the audit of our annual consolidated financial statements and the review of our quarterly financial statements, services by our auditors that are reasonably related to the performance of the audit or review of our consolidated financial statements and that are not reported as audit fees, services rendered in connection with tax compliance, tax advice and tax planning, and all other fees for services rendered.

	October 31, 2010	March 31, 2010 and 2009

Audit fees	$15,000	$27,000
Audit related fees	-	-
Tax fees	-	-
All other fees	-	-

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as part of this report:

(1)	Financial Statements

Financial Statements are included in Part II, Item 8 of this report.

(2)	Financial Statement Schedules

No financial statement schedules are included because such schedules are not applicable, are not required, or because required information is included in the consolidated financial statements or notes thereto.

(3)	Exhibits

Exhibit No.	Name of Exhibit
2.1	Articles of Exchange (1)
2.2	Share Exchange Agreement, dated December 6, 2010, by and between Home Touch Holding Company, on the one hand, and Union Hub Technology Sdn. Bhn., Wooi Khang Pua and Kok Wai Chai, on the other hand (2)
2.3	Share Exchange Agreement, dated January 26, 2009, by and between Home Touch Holding Company and Home Touch Limited (3)
3.1	Amended and Restated Articles of Incorporation of Home Touch Holding Company (1)
3.2	Amended and Restated Bylaws of Home Touch Holding Company (4)
4.1	Form of common stock certificate (1)
10.1	Common Stock Purchase Agreement, dated December 6, 2010, by and among Home Touch Holding Company, Home Touch Limited, Up Pride Investments Limited and Magicsuccess Investments Limited (2)
10.2	Form of Subscription Agreement, dated September 21, 2010, by and between Home Touch Holding Company and certain accredited investors. (5)
10.3	Form of Subscription Agreement, dated November 15, 2010, by and between Home Touch Holding Company and certain accredited investors. (6)
10.4	Tenancy Agreement (Commercial), dated October 29, 2010, by and between Atomic Vision Sdn. Bhd. and Union Hub Technology Sdn. Bhd. (2)
21	List of Subsidiaries (2)
31.1	Certification of Chief Executive Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.*
31.2	Certification of Principal Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
*  Filed herewith.
(1)	Incorporated by reference from our Quarterly Report on Form 10-Q filed with the Securities and Exchange on February 22, 2011.
(2)	Incorporated by reference from Exhibit 2.1 to Current Report on Form 8-K filed with the Securities and Exchange on December 7, 2010.
(3)	Incorporated by reference from Amendment No. 2 to our registration statement filed on Form S-1 with the Securities and Exchange Commission on September 2, 2009.
(4)	Incorporated by reference from Exhibit 2 to Preliminary Information Statement on Schedule 14C filed with the Securities and Exchange Commission on December 23, 2010.
(5)	Incorporated by reference from Exhibit 10.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on September 27, 2010.
(6)	Incorporated by reference from Exhibit 10.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on November 15, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRIME GLOBAL CAPITAL GROUP INCORPORATED
(Registrant)

By:	/s/Weng Kung Wong
Weng Kung Wong
Chief Executive Officer

Dated:	February 25, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Weng Kung Wong	Chief Executive Officer
Weng Kung Wong	and Director	February 25, 2011
(Principal Executive Officer)

/s/ Liong Tat Teh Liong Tat Teh	Chief Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)	February 25, 2011