Form 10-Q
period 2011-01-31
PRIME GLOBAL CAPITAL GROUP Inc
filed 2011-03-17
CIK 1462047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2011

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

As of March 16, 2011, the issuer had outstanding 500,000,003 shares of common stock.

i

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

PRIME GLOBAL CAPITAL GROUP INCORPORATED
(Formerly Home Touch Holding Company)
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JANUARY 31, 2011 AND OCTOBER 31, 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	January 31, 2011	October 31, 2010
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$400,236	$527,189
Accounts receivable, trade	756,700	105,516
Earnest deposit	811,545	-
Deposits and other receivables	42,317	40,619

Total current assets	2,010,798	673,324

Non-current assets:
Plant and equipment, net	117,306	124,031

TOTAL ASSETS	$2,128,104	$797,355

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$-	$116,058
Deferred revenue	873	1,182
Amount due to a related party	3,272	-
Amount due to a director	782,030	185,724
Current portion of obligation under finance lease	6,013	6,268
Income tax payable	45,906	21,229
Accrued liabilities and other payables	33,596	39,504

Total current liabilities	871,690	369,965

Long-term liabilities:
Obligation under finance lease	48,575	49,636

Total liabilities	920,265	419,601

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 100,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value; 1,000,000,000 shares authorized; 100,000,003 and 20,000,003 shares issued and outstanding, respectively	100,000	20,000
Additional paid-in capital	1,040,260	320,260
Accumulated other comprehensive income	7,986	907
Retained earnings	59,593	36,587

Total stockholders’ equity	1,207,839	377,754

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,128,104	$797,355

See accompanying notes to condensed consolidated financial statements.

PRIME GLOBAL CAPITAL GROUP INCORPORATED
(Formerly Home Touch Holding Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED JANUARY 31, 2011 AND 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Three months ended January 31,
	2011	2010
Revenue, net:
Software sales	$322	$-
Product sales	743,683	-
Total revenues, net	744,005	-

Cost of revenue	(586,249)	-

Gross profit	157,756	-

Operating expenses:
General and administrative expenses	(110,327)	(43)

Income (loss) from operations	47,429	(43)

Other expense:
Interest expense	(485)	-

Income (loss) before income tax	46,944	(43)

Income tax expense	(23,938)	-

NET INCOME (LOSS)	$23,006	$(43)

Other comprehensive income:
- Foreign exchange adjustment gain	7,079	1

COMPREHENSIVE INCOME (LOSS)	$30,085	$(42)

Net income (loss) per share – Basic and diluted	$0.00	$(0.00)

Weighted average common shares outstanding – Basic and diluted	87,122,224	16,500,000

See accompanying notes to condensed consolidated financial statements.

PRIME GLOBAL CAPITAL GROUP INCORPORATED
(Formerly Home Touch Holding Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JANUARY 31, 2011 AND 2010
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

	Three months ended January 31,
	2011	2010

Cash flows from operating activities:
Net income (loss)	$23,006	$(43)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation	6,513	-
Changes in operating assets and liabilities:
Accounts receivable	(638,421)	-
Deposits and other receivables	(1,365)	-
Accounts payable	(115,778)	-
Deferred revenue	(322)	-
Amount due to a related party	3,216	-
Amount due to a director	410,741	-
Income tax payable	23,938	-
Accrued liabilities and other payables	(5,906)	207

Net cash (used in) provided by operating activities	(294,378)	164

Cash flows from investing activities:
Payment of earnest deposits	(797,584)	-

Net cash used in investing activities	(797,584)	-

Cash flows from financing activities:
Advances from (repayment to) a director	172,559	(620)
Repayment of finance lease	(2,120)	-
Proceeds from sale of common stocks	800,000	-

Net cash provided by (used in) financing activities	970,439	(620)

Foreign currency translation adjustment	(5,430)	1
NET CHANGE IN CASH AND CASH EQUIVALENTS	(126,953)	(455)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	527,189	501

CASH AND CASH EQUIVALENTS, END OF PERIOD	$400,236	$46

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income tax	$-	$-
Cash paid for interest	$485	$-

See accompanying notes to condensed consolidated financial statements.

PRIME GLOBAL CAPITAL GROUP INCORPORATED
(Formerly Home Touch Holding Company)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED JANUARY 31, 2011
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Preferred Stock		Common Stock
	No. of share	Amount	No. of share	Amount	Additional paid-in capital	Accumulated other comprehensive income	Retained earnings	Total stockholders’ equity

Balance as of November 1, 2010 (restated)	-	$-	16,500,000	$16,500	$320,260	$907	$36,587	$374,254

Sale of common stocks to investors	-	-	80,000,000	80,000	720,000	-	-	800,000

Share effectively issued to former PGCG stockholders as part of the December 6, 2010 recapitalization	-	-	3,500,003	3,500	-	-	-	3,500

Net income for the period	-	-	-	-	-	-	23,006	23,006

Foreign currency translation adjustment	-	-	-	-	-	7,079	-	7,079

Balance as of January 31, 2011	-	$-	100,000,003	$100,000	$1,040,260	$7,986	$59,593	$1,207,839

See accompanying notes to condensed consolidated financial statements.

PRIME GLOBAL CAPITAL GROUP INCORPORATED
(Formerly Home Touch Holding Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JANUARY 31, 2011 AND 2010
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

In the opinion of management, the consolidated balance sheet as of October 31, 2010 has been derived from the audited consolidated financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results of operation for the three months ended January 31, 2011 are not necessarily indicative of the results to be expected for the entire fiscal year ending October 31, 2011 or for any future period.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto included in the Transition Report on Form 10-K for the period ended October 31, 2010.

NOTE－2	ORGANIZATION AND BUSINESS BACKGROUND

Prime Global Capital Group Incorporated (formerly Home Touch Holding Company) (“PGCG” or “the Company”) was incorporated in the State of Nevada on January 26, 2009. On January 25, 2011, the Company changed its current name to “Prime Global Capital Group Incorporated”.

The Company, through its subsidiary is principally engaged in the provision of IT consulting and programming services and distributing consumer products in Malaysia.

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

Recapitalization and reorganization

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

PRIME GLOBAL CAPITAL GROUP INCORPORATED
(Formerly Home Touch Holding Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JANUARY 31, 2011 AND 2010
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

PRIME GLOBAL CAPITAL GROUP INCORPORATED
(Formerly Home Touch Holding Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JANUARY 31, 2011 AND 2010
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

Depreciation expense for the three months ended January 31, 2011 and 2010 were $6,513 and $0, respectively.

●	Impairment of long-lived assets

Long-lived assets primarily include plant and equipment. In accordance with the provision of Accounting Standards Codification (“ASC”) Topic 360-10-5, “Impairment or Disposal of Long-Lived Assets”, the Company reviews its long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There has been no impairment charge for any periods presented.

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

PRIME GLOBAL CAPITAL GROUP INCORPORATED
(Formerly Home Touch Holding Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JANUARY 31, 2011 AND 2010
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

For the three months ended January 31, 2011 and 2010, the Company did not have any interest and penalties associated with tax positions. As of January 31, 2011, the Company did not have any significant unrecognized uncertain tax positions.

PRIME GLOBAL CAPITAL GROUP INCORPORATED
(Formerly Home Touch Holding Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JANUARY 31, 2011 AND 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

The Company conducts major businesses in Malaysia and is subject to tax in its own jurisdiction. As a result of its business activities, the Company will file separate tax returns that are subject to examination by the foreign tax authority.

●	Net income per share

The Company calculates net income per share in accordance with ASC Topic 260, “Earnings per Share.” Basic net income per share is computed by dividing the net income by the weighted-average number of common shares outstanding during the period. Diluted income per share is computed similar to basic income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

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

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the consolidated statement of operations.

The reporting currency of the Company is the United States Dollars ("US$") and the accompanying condensed consolidated financial statements have been expressed in US$. In addition, the Company maintains its books and records in its local currency, Malaysian Ringgit ("MYR"), which is functional currency as being the primary currency of the economic environment in which the entity operates.

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

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates for the respective periods:

	January 31, 2011	January 31, 2010
Period-end MYR : US$1 exchange rate	3.0559	3.4219
Period average MYR : US$1 exchange rate	3.1094	3.4054

PRIME GLOBAL CAPITAL GROUP INCORPORATED
(Formerly Home Touch Holding Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JANUARY 31, 2011 AND 2010
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

The carrying value of the Company’s financial instruments (excluding obligation under finance lease): cash and cash equivalents, accounts receivable, earnest money deposit, deposits and other receivables, deferred revenue, income tax payable, amount due to a related party and a director, accrued liabilities and other payables approximate at their fair values because of the short-term nature of these financial instruments.

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

The Company also follows the guidance of the ASC Topic 820-10, “Fair Value Measurements and Disclosures” ("ASC 820-10"), with respect to financial assets and liabilities that are measured at fair value. ASC 820-10 establishes a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value as follows:

•	Level 1 : Observable inputs such as quoted prices in active markets;
•	Level 2 : Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
•	Level 3 : Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions

Fair value estimates are made at a specific point in time based on relevant market information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

●	Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations, as follows:

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-14 to amend ASC 605 “Revenue Recognition.” The amendments in this update change the accounting model for revenue arrangements that include both tangible products and software elements. The amendments in ASU 2009-14 will be effective for the fiscal years beginning January 1, 2011. The adoption of the guidance did not have a material impact on the Company’s condensed consolidated financial statements.

PRIME GLOBAL CAPITAL GROUP INCORPORATED
(Formerly Home Touch Holding Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JANUARY 31, 2011 AND 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

In October 2009, the FASB issued ASU 2009-13 amending ASC 605 related to revenue arrangements with multiple deliverables. Among other things, ASU 2009-13 provides guidance for entities in determining the accounting for multiple deliverable arrangements and establishes a hierarchy for determining the amount of revenue to allocate to the various deliverables. The amendments in ASU 2009-13 will be effective for the fiscal years beginning January 1, 2011. The adoption of the guidance did not have a material impact on the Company’s condensed consolidated financial statements

In January 2010, the FASB issued further guidance under ASC No. 820, “Fair Value Measurements and Disclosures” ("ASC 820"). ASC 820 requires disclosures about the transfers of investments between levels in the fair value hierarchy and disclosures relating to the reconciliation of fair value measurements using significant unobservable inputs (level 3 investments). ASC 820 is effective for the fiscal years and interim periods beginning after December 15, 2010. The adoption of the guidance did not have a material impact on the Company’s condensed consolidated financial statements.

NOTE－4	EARNEST MONEY DEPOSIT

During the three months ended January 31, 2011, the Company made an earnest money deposit of $811,545 in connection with a potential acquisition and management of a palm oil plantation.  The deposit was unsecured and interest free and made with a prospective and independent vendor in Malaysia.  Earnest money deposit is recorded when payment is made by the Company.  The earnest money deposit was refunded to the Company in March 2011 upon the termination of discussions with such vendor.

NOTE－5	AMOUNT DUE TO A DIRECTOR

As of January 31, 2011 and December 31, 2010, amount due to a director represented temporary advances made to the Company by the director and chief executive officer of the Company, Mr. Weng Kung Wong, which was unsecured, interest-free and repayable on demand.

NOTE－6	OBLIGATION UNDER FINANCE LEASE

The Company purchased motor vehicle under a finance lease agreement with the effective interest rate of 6.58% per annum, due through July 21, 2017, with principal and interest payable monthly. The obligation under the finance lease is as follows:

January 31, 2011

Finance lease	$56,364
Less: interest expense	(1,776)

Net present value of finance lease	$54,588

Representing as:
Current portion	$6,013
Non-current portion	48,575

Total	$54,588

PRIME GLOBAL CAPITAL GROUP INCORPORATED
(Formerly Home Touch Holding Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JANUARY 31, 2011 AND 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

As of January 31, 2011, the maturities of the finance lease for each of the five years and thereafter are as follows:

Years ending January 31:
2012	$6,013
2013	7,581
2014	8,139
2015	8,696
2016	9,253
Thereafter	14,906

Total	$54,588

NOTE－7	INCOME TAXES

For the three months ended January 31, 2011 and 2010, the local (United States) and foreign components of income (loss) before income taxes were comprised of the following:

	Three months ended January 31,
	2011	2010
Tax jurisdictions from:
– Local	$(72,750)	$-
– Foreign	119,694	(43)
Income (loss) before income taxes	$46,944	$(43)

Provision for income taxes consisted of the following:

	Three months ended January 31,
	2011	2010
Current:
– Local	$-	$-
– Foreign	23,938	-

Deferred:
– Local	-	-
– Foreign	-	-

Income tax expense	$23,938	$-

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. During the three months ended January 31, 2011 and 2010, the Company has a subsidiary that operates in Malaysia and is subject to tax in the jurisdictions in which it operates, as follows:

PRIME GLOBAL CAPITAL GROUP INCORPORATED
(Formerly Home Touch Holding Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JANUARY 31, 2011 AND 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

United States of America

PCGC is registered in the State of Nevada and is subject to United States of America tax law. As of January 31, 2011, the operations in the United States of America incurred $100,938 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2030, if unutilized. The Company has provided for a full valuation allowance of $34,319 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Malaysia

UHT is subject to the Malaysia Corporate Tax Laws at the statutory rate of 20% on the assessable income for the periods presented.

For the three months ended January 31, 2011 and 2010, UHT generated an operating income of $154,362 and an operating loss of $221, respectively. A reconciliation of income (loss) before income taxes to the effective tax rate as follows:

	Three months ended January31,
	2011	2010

Income (loss) before income taxes	$119,694	$(43)
Statutory income tax rate	20%	20%
Income tax expense at statutory rate	23,938	(8)
Net operating loss	-	8
Income tax expense at effective rate	$23,938	$-

No provision for deferred tax assets or liabilities has been made, since the Company had no material temporary differences between the tax bases of assets and liabilities and their carrying amounts.

NOTE－8	STOCKHOLDERS’ EQUITY

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

As of January 31, 2011, the number of shares of the Company’s common stock issued and outstanding was 100,000,003 shares. There are no shares of preferred stock issued and outstanding.

PRIME GLOBAL CAPITAL GROUP INCORPORATED
(Formerly Home Touch Holding Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JANUARY 31, 2011 AND 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

NOTE－9	RELATED PARTY TRANSACTIONS

For the three months ended January 31, 2011, the Company leased an office premise at the current market value of $1,608 from a related company, which is controlled by the director and chief executive officer of the Company, Mr. Weng Kung Wong in the normal course of business.

NOTE－10	SEGMENT INFORMATION

The Company operates two reportable business segments in Malaysia, as defined by ASC Topic 280:

●	Software business – sale of software products
●	Trading business – trading of luxury consumer products

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 3). The Company had no inter-segment sales for the three months ended January 31, 2011 and 2010. Summarized financial information concerning the Company’s reportable segments is shown in the following table for the three months ended January 31, 2011 and 2010:

	Three months ended January 31,
	2011	2010
Revenue from external customers:
- Software sales	$322	$-
- Product sales	743,683	-
Total revenues, net	744,005	-

Cost of revenues:
- Software sales	-	-
- Product sales	586,249	-
Total cost of revenues	586,249	-

Gross profit	157,756	-
Depreciation	6,513	-
Net income (loss)	23,006	(43)
Total assets	2,128,104	618
Expenditure for long-lived assets	$-	$-

NOTE－11	CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)         Major customers

For the three months ended January 31, 2011, one customer represented more than 10% of the Company’s revenues amounting to $743,683 with $756,700 of accounts receivable at that date.

PRIME GLOBAL CAPITAL GROUP INCORPORATED
(Formerly Home Touch Holding Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JANUARY 31, 2011 AND 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

For the three months ended January 31, 2010, there was no single customer who accounted for 10% or more of the Company’s revenue.

(b)         Major vendors

For the three months ended January 31, 2011, the vendor who accounted for 10% or more of the Company’s purchases and its outstanding balance at period-end date, is presented as follows:

	Three months ended January 31, 2011		January 31, 2011
	Purchases	Percentage of purchases	Accounts payable

Vendor A	$438,307	75%	$-
Vendor B	147,942	25%	-
Total:	$586,249	100%	$-

For the three months ended January 31, 2010, there was no single vendor who accounted for 10% or more of the Company’s purchases.

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

PRIME GLOBAL CAPITAL GROUP INCORPORATED
(Formerly Home Touch Holding Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JANUARY 31, 2011 AND 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

NOTE－12	COMMITMENTS AND CONTINGENCIES

The Company is committed to lease an office premise under a non-cancelable operating lease agreement with a related party, at a fixed monthly rental of $804 (approximately MYR 2,500) for a term of 2 years, due November 30, 2012.

As of January 31, 2011, the Company has future minimum rental payments due under a non-cancelable operating lease in the next two years, as follows:

Years ending January 31:
2012	$9,817
2013	8,181

Total:	$17,998

NOTE－13	SUBSEQUENT EVENT

On February 8, 2011, the Company consummated the sale to 19 of its existing accredited stockholders of an aggregate of 400,000,000 shares of its common stock, par value $0.001, at a per share price of $0.01, or $4,000,000 in the aggregate, pursuant to certain subscription agreements. Mr. Weng Kung Wong, the Chief Executive Officer and director of the Company participated in the transaction and purchased 32,300,000 shares of the Company’s common stock on the same terms and conditions as the other stockholders. The Subscription Agreements contain terms and conditions that are normal and customary for a transaction of this type. The Company received net proceeds of approximately $3,989,000 from this subscription, which will be used for general corporate purposes.

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after January 31, 2011 up through the date was the Company issued the condensed consolidated financial statements. During the period, the Company did not have any material recognizable subsequent events.

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

On February 8, 2011, we sold an aggregate of 400,000,000 shares of our common stock, par value $0.001 (the “Shares”), at a per share price of $0.01, or $4,000,000 in the aggregate, to 19 of our existing accredited stockholders in accordance with the terms and conditions of certain subscription agreements made with such investors (the “Subscription Agreements”).   Weng Kung Wong, our Chief Executive Officer and director, participated in the transaction and purchased 32,300,000 shares of our common stock on the same terms and conditions as the other stockholders.  The Subscription Agreements contain terms and conditions that are normal and customary for a transaction of this type.  The Company received net proceeds of approximately $3,989,000 from the sale of the Shares, which will be used for general corporate purposes.  The Shares were sold pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended and Regulation D promulgated thereunder.

Current Business Segments

We operate in two business segments: (i) the design, development and operation of one or more technologies which enable a community of users to engage in social networking, research and e-commerce on a mobile platform, or the m-commerce business; and (ii) the distribution of consumer goods such as high-end timepieces to distributors, independent retailers and individual end-users.  In July 2010, we launched our business operations and began developing, servicing and distributing software products to third parties as a means of generating revenue.  Our consumer goods distribution business was launched in October 2010.  We conduct both our software development and distribution and product distribution businesses through UHT.

We are also actively seeking business opportunities in the palm oil industry with a focus on the acquisition, lease or management of existing palm oil plantations located in Malaysia.  We have engaged in preliminary discussions with various industry players from time to time and intend to continue these discussions in the foreseeable future.

Results of Operations

Comparison of the three months ended January 31, 2011 to the three months ended January 31, 2010

The following table shows our revenues by type for the three months ended January 31, 2011 compared to the three months ended January 31, 2010.

	For the Three Months Ended January 31,		$	%
	2011	2010	Change	Change

Net Revenues	$744,005	$-	$744,005	NM
Software sales	322	-	322	0%
Product sales	743,683	-	743,683	NM
Cost of revenue	586,249	-	586,249	NM
Gross profit	157,756	-	157,756	NM
General and administrative expenses	110,327	43	110,284	NM
Other expense	485	-	485	NM
Income tax expense	23,938	-	23,938	NM
Net income (loss)	23,006	(43)	23,049	NM
*NM means not meaningful

Revenue.  In July 2010, we commenced our business operations with the sale of software products and, in October 2010, with the distribution of luxury consumer products such as high-end timepieces.  As a result, we generated net revenue of $744,005 for the three months ended January 31, 2011 with software sales accounting for $322, or 0.04% of net revenues, and product sales accounting for $743,683, or 99.96% of net revenues.  We did not generate any revenues for the three months ended January 31, 2010.   Prior to the launch of our business operations in July 2010, we were a development stage company with minimal revenues.

Cost of Revenue.  Our cost of revenue as a percentage of net revenue was approximately 78.8% for the three months ended January 31, 2011, as compared to 0% for the same period in 2010.  The increase is primarily attributable to the operation of our new product distribution business.  Cost of revenue consisted primarily of software purchase costs, product costs and costs of labor that are directly attributable to the sale of software and luxury consumer products.

Gross Profit.  We achieved a gross profit of $157,756 for the three months ended January 31, 2011, as compared to $0 for the same period in 2010.  The increase is attributable to the operation of our new product distribution business during the three months ended January 31, 2011.

General and Administrative Expenses (“G&A”).  We incurred G&A expenses of $110,327 for the three months ended January 31, 2011, representing an increase of $110,284, as compared to $43 for the three months ended January 31, 2010.  The increase in G&A is primarily attributable to the operation of our product distribution business during the three months ended January 31, 2011.  G&A as a percentage of net revenue was 14.8% for the three months ended January 31, 2011.

Other Expense.  We incurred other expenses of $485 for the three months ended January 31, 2011, as compared to $0 for the three months ended January 31, 2010.  The increase in expenses is attributable primarily to interest incurred in connection with financing the purchase of a motor vehicle on or about the commencement of our business operations.

Income Tax Expense.  We recorded income tax expenses of $23,938 for the three months ended January 31, 2011, as compared to $0 for the three months ended January 31, 2010.  The increase is primarily attributable to the revenue generated from the operation of our new product distribution business in the three months ended January 31, 2011.  Tax expense as a percentage of income before income tax was approximately 51% for the three months ended January 31, 2011.

Liquidity and Capital Resources

Sources of Liquidity.  We generated net income of $23,006 for the three months ended January 31, 2011.  To date, we have financed our operations through private placements of our common stock which are summarized below:

Private Placement Transactions	Gross Proceeds
Sale of 999,998 UHT shares of common stock on 9/30/2010	$323,760
Sale of 1,500,000 shares of the Company’s common stock on 9/27/2010	$150,000
Sale of 80,000,000 shares of the Company’s common stock on 11/15/2010	$800,000
Sale of 400,000,000 shares of the Company’s common stock on 2/8/2011	$4,000,000
Total:	$5,273,760

Net Cash Provided By Operating Activities.  For the three months ended January 31, 2011, net cash used in operating activities was $294,378, which consisted primarily of net income of $23,006, depreciation of $6,513, an increase in amount due to a director of $410,741, an increase in income tax payables of $23,938, an increase in amount due to a related party of $3,216, offset by an increase in accounts receivables of $638,421, a decrease in accounts payable of $115,778, and a decrease in accrued liabilities and other payables of $5,906.  For the three months ended January 31, 2010, net cash provided by operating activities was $164, which consisted of net loss of $43 and an increase in accrued liabilities and other payables of $207.

Net Cash Used in Investing Activities.  For the three months ended January 31, 2011, net cash used in investing activities was $797,584, all of which was attributable to the payment of an earnest money deposit made in connection with a potential acquisition and management of a palm oil plantation.  The deposit was made with a prospective and independent vendor in Malaysia and was refunded to us upon the termination of our discussions with such vendor in March 2011.  We did not engage in investing activities for the three months ended January 31, 2010.

Net Cash Provided By Financing Activities.  For the three months ended January 31, 2011, net cash provided by financing activities was $970,439, consisting primarily of $800,000 from the sale of our common stock, $172,559 of advances from Mr. Wong, our Chief Executive Officer and director, and offset by repayments of $2,120 on a finance lease.  During the comparable period ended January 31, 2010, net cash used in financing activities was $620, consisting solely of repayments to Mr. Wong of previously made advances.

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

For the three-month period ended January 31, 2011 and 2010, the Company did not have any interest and penalties associated with tax positions. As of January 31, 2011 and 2010, the Company did not have any significant unrecognized uncertain tax positions.

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

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates for the respective periods:

	Three Months Ended January 31, 2011	Three Months Ended January 31, 2010
Period-end MYR1 : US$1 exchange rate	3.0559	3.4219
Period average MYR1 : US$1 exchange rate	3.1094	3.4054

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

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-14 to amend ASC 605 “Revenue Recognition.” The amendments in this update change the accounting model for revenue arrangements that include both tangible products and software elements. The amendments in ASU 2009-14 will be effective for the fiscal years beginning January 1, 2011. The adoption of the guidance did not have a material impact on our condensed consolidated financial statements.

In October 2009, the FASB issued ASU 2009-13 amending ASC 605 related to revenue arrangements with multiple deliverables. Among other things, ASU 2009-13 provides guidance for entities in determining the accounting for multiple deliverable arrangements and establishes a hierarchy for determining the amount of revenue to allocate to the various deliverables. The amendments in ASU 2009-13 will be effective for the fiscal years beginning January 1, 2011. The adoption of the guidance did not have a material impact on our condensed consolidated financial statements

In January 2010, the FASB issued further guidance under ASC No. 820, “Fair Value Measurements and Disclosures” ("ASC 820"). ASC 820 requires disclosures about the transfers of investments between levels in the fair value hierarchy and disclosures relating to the reconciliation of fair value measurements using significant unobservable inputs (level 3 investments). ASC 820 is effective for the fiscal years and interim periods beginning after December 15, 2010. The adoption of the guidance did not have a material impact on our condensed consolidated financial statements.

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

ITEM 4.  Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer.  Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures, subject to limitations as noted below, as of January 31, 2011, and during the period prior to and including the date of this report, were effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.   There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to January 31, 2011.

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

There have been no material changes in internal control over financial reporting that occurred during the last fiscal quarter ended October 31, 2010, that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

We are not a party to any legal or administrative proceedings that we believe, individually or in the aggregate, would be likely to have a material adverse effect on our financial condition or results of operations.

ITEM 1A .  Risk Factors

Not applicable.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On February 9, 2011, we filed a report on Form 8-K disclosing the sale to 19 of our existing accredited stockholders on February 8, 2011, of an aggregate of 400,000,000 shares of our common stock, par value $0.001 (the “Shares”), at a per share price of $0.01, or $4,000,000 in the aggregate, in accordance with the terms and conditions of the Subscription Agreements made with such investors.   Weng Kung Wong, our Chief Executive Officer and director, participated in the transaction and purchased 32,300,000 shares of our common stock on the same terms and conditions as the other stockholders.  The Subscription Agreements contain terms and conditions that are normal and customary for a transaction of this type.  The Company received net proceeds of approximately $3,989,000 from the sale of the Shares, which will be used for general corporate purposes.  The Shares were sold pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended and Regulation D promulgated thereunder.

ITEM 3.  Defaults upon Senior Securities

None.

ITEM 4.  (Removed and Reserved)

ITEM 5.  Other Information

None.

ITEM 6.  Exhibits

Exhibit No.	Name of Exhibit
2.1	Articles of Exchange (1)
2.2	Share Exchange Agreement, dated December 6, 2010, by and between Home Touch Holding Company, on the one hand, and Union Hub Technology Sdn. Bhn., Wooi Khang Pua and Kok Wai Chai, on the other hand (1)
2.3	Share Exchange Agreement, dated January 26, 2009, by and between Home Touch Holding Company and Home Touch Limited (2)
3.1	Amended and Restated Articles of Incorporation of Home Touch Holding Company (Incorporated by reference from Exhibit 2.1 hereto)
3.2	Amended and Restated Bylaws of Home Touch Holding Company (3)
4.1	Form of common stock certificate (1)
10.1	Common Stock Purchase Agreement, dated December 6, 2010, by and among Home Touch Holding Company, Home Touch Limited, Up Pride Investments Limited and Magicsuccess Investments Limited (1)
10.2	Form of Subscription Agreement, dated September 21, 2010, by and between Home Touch Holding Company and certain accredited investors. (4)
10.3	Form of Subscription Agreement, dated November 15, 2010, by and between Home Touch Holding Company and certain accredited investors. (5)
10.4	Tenancy Agreement (Commercial), dated October 29, 2010, by and between Atomic Vision Sdn. Bhd. and Union Hub Technology Sdn. Bhd. (1)
21	List of Subsidiaries (1)
31.1	Certification of Chief Executive Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.*
31.2	Certification of Principal Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
*  Filed herewith.
(1)	Incorporated by reference from our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on February 22, 2011.
(2)	Incorporated by reference from Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 7, 2010.
(3)	Incorporated by reference from Amendment No. 2 to our registration statement filed on Form S-1 with the Securities and Exchange Commission on September 2, 2009.
(4)	Incorporated by reference from Exhibit 2 to the Definitive Information Statement on Schedule 14C filed with the Securities and Exchange Commission on January 5, 2011.
(5)	Incorporated by reference from Exhibit 10.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on September 27, 2010.
(6)	Incorporated by reference from Exhibit 10.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on November 15, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

Date: March 17, 2011	By:	/s/ Weng Kung Wong
Weng Kung Wong
Chief Executive Officer

Date: March 17, 2011	By:	/s/ Liong Tat Teh
Liong Tat Teh
Chief Financial Officer