Form 10-Q
period 2011-04-30
PRIME GLOBAL CAPITAL GROUP Inc
filed 2011-06-09
CIK 1462047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      No ☒

As of June 9, 2011, the issuer had outstanding 500,000,003 shares of common stock.

PART I    FINANCIAL INFORMATION
 ITEM 1  Financial Statements
PRIME GLOBAL CAPITAL GROUP INCORPORATED
(Formerly Home Touch Holding Company)
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF APRIL 30, 2011 AND OCTOBER 31, 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	April 30, 2011	October 31, 2010
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$4,856,107	$527,189
Marketable securities, available-for-sale	1,004,983	-
Accounts receivable, trade	-	105,516
Deposits and other receivables	52,241	40,619

Total current assets	5,913,331	673,324

Non-current assets:
Plant and equipment, net	182,790	124,031

TOTAL ASSETS	$6,096,121	$797,355

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$149,250	$155,562
Deferred revenue	1,373	1,182
Amount due to a director	237,403	185,724
Current portion of obligation under finance lease	5,880	6,268
Income tax payable	114,054	21,229

Total current liabilities	507,960	369,965

Long-term liabilities:
Obligation under finance lease	48,217	49,636

Total liabilities	556,177	419,601

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 100,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value; 1,000,000,000 shares authorized; 500,000,003 and 20,000,003 shares issued and outstanding, respectively	500,000	20,000
Additional paid-in capital	4,640,260	320,260
Accumulated other comprehensive income	172,766	907
Retained earnings	226,918	36,587

Total stockholders’ equity	5,539,944	377,754

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,096,121	$797,355

See accompanying notes to condensed consolidated financial statements.

PRIME GLOBAL CAPITAL GROUP INCORPORATED
(Formerly Home Touch Holding Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2011 AND 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Three months ended April 30,		Six months ended April 30,
	2011	2010	2011	2010
Revenues, net:
Software sales	$487,662	$-	$487,984	$-
Product sales	8,794	-	752,477	-
Total revenues, net	496,456	-	1,240,461	-

Cost of revenues, related party	(97,623)	-	(97,623)	-
Cost of revenues, non related party	(20,242)	-	(606,491)	-
Total cost of revenue	(117,865)	-	(704,114)	-

Gross profit	378,591	-	536,347	-

Operating expenses:
General and administrative	(146,211)	(132)	(256,538)	(175)

Income (loss) from operations	232,380	(132)	279,809	(175)

Other expense:
Interest expense	(496)	-	(981)	-

Income (loss) before income taxes	231,884	(132)	278,828	(175)

Income tax expense	(64,559)	-	(88,497)	-

NET INCOME (LOSS)	$167,325	$(132)	$190,331	$(175)

Other comprehensive income (loss):
- Unrealized holding loss on available-for-sale securities	(436)	-	(436)	-
- Foreign exchange adjustment gain	165,216	(69)	172,295	(68)

COMPREHENSIVE INCOME (LOSS)	$332,105	$(201)	$362,190	$(243)

Net income (loss) per share – Basic and diluted	$0.00	$(0.00)	$0.00	$(0.00)

Weighted average common shares outstanding – Basic and diluted	460,000,003	16,500,000	273,097,225	16,500,000

See accompanying notes to condensed consolidated financial statements.

PRIME GLOBAL CAPITAL GROUP INCORPORATED
(Formerly Home Touch Holding Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED APRIL 30, 2011 AND 2010
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

	Six months ended April 30,
	2011	2010

Cash flows from operating activities:
Net income (loss)	$190,331	$(175)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	17,451	-
Stock based compensation	10,000
Changes in operating assets and liabilities:
Accounts receivable	106,506	-
Deposits and other receivables	(10,262)	-
Accounts payable and accrued liabilities	(22,380)	341
Deferred revenue	130	-
Income tax payable	88,497	-

Net cash provided by operating activities	380,273	166

Cash flows from investing activities:
Purchase of plant and equipment	(68,429)	-
Purchase of marketable securities	(969,022)	-

Net cash used in investing activities	(1,037,451)	-

Cash flows from financing activities:
Advances from (repayment to) a director	47,835	(628)
Proceeds from sale of common stocks	4,800,000	-
Payments on finance lease	(4,291)	-

Net cash provided by (used in) financing activities	4,843,544	(628)

Foreign currency translation adjustment	142,552	11

NET CHANGE IN CASH AND CASH EQUIVALENTS	4,328,918	(451)

BEGINNING OF PERIOD	527,189	501

END OF PERIOD	$4,856,107	$50

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income tax	$-	$-
Cash paid for interest	$981	$-

See accompanying notes to condensed consolidated financial statements.

PRIME GLOBAL CAPITAL GROUP INCORPORATED
(Formerly Home Touch Holding Company)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED APRIL 30, 2011
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Preferred Stock		Common Stock		Additional paid-in	Accumulated other comprehensive	Retained	Total stockholders’
	No. of share	Amount	No. of share	Amount	capital	income	earnings	equity
Balance as of November 1, 2010 (restated)	-	$-	16,500,000	$16,500	$320,260	$907	$36,587	$374,254

Sale of common stocks to investors	-	-	480,000,000	480,000	4,320,000	-	-	4,800,000

Share effectively issued to former PGCG stockholders as part of the December 6, 2010 recapitalization	-	-	3,500,003	3,500	-	-	-	3,500

Unrealized holding loss on available-for-sale securities	-	-	-	-	-	(436)	-	(436)

Net income for the period	-	-	-	-	-	-	190,331	190,331

Foreign currency translation adjustment	-	-	-	-	-	172,295	-	172,295

Balance as of April 30, 2011	-	$-	500,000,003	$500,000	$4,640,260	$172,766	$226,918	$5,539,944

See accompanying notes to condensed consolidated financial statements.

PRIME GLOBAL CAPITAL GROUP INCORPORATED
(Formerly Home Touch Holding Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED APRIL 30, 2011 AND 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

NOTE－1	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by management in accordance with both accounting principles generally accepted in the United States (“GAAP”), and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and note disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

In the opinion of management, the consolidated balance sheet as of October 31, 2010, which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended April 30, 2011 are not necessarily indicative of the results to be expected for the entire fiscal year ending October 31, 2011 or for any future period.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended October 31, 2010.

NOTE－2	ORGANIZATION AND BUSINESS BACKGROUND

Prime Global Capital Group Incorporated (formerly Home Touch Holding Company) (“PGCG” or “the Company”) was incorporated in the State of Nevada on January 26, 2009. On January 25, 2011, the Company changed its current name to “Prime Global Capital Group Incorporated”.

The Company, through its subsidiary, is principally engaged in the provision of IT consulting and programming services and distributing consumer products in Malaysia.

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

On February 8, 2011, the Company consummated the sale to certain accredited investors of an aggregate of 400,000,000 shares of its common stock, par value $0.001, at a per share price of $0.01, or $4,000,000 in the aggregate, pursuant to certain subscription agreements.

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
FOR THE SIX MONTHS ENDED APRIL 30, 2011 AND 2010
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

The accompanying condensed consolidated financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in the accompanying condensed consolidated financial statements and notes.

●	Use of estimates

In preparing these condensed consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets and revenues and expenses during the periods reported. Actual results may differ from these estimates.

●	Basis of consolidation

The condensed consolidated financial statements include the accounts of PGCG and its wholly-owned subsidiary. All significant inter-company balances and transactions within the Company have been eliminated upon consolidation.

PRIME GLOBAL CAPITAL GROUP INCORPORATED
(Formerly Home Touch Holding Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED APRIL 30, 2011 AND 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

●	Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

The Company maintains cash and cash equivalent balances at a financial institution in Malaysia. As of April 30, 2011, the Company has cash concentration risk of $4,856,107 which is held by Malayan Banking Berhad in Malaysia.

●	Marketable securities, available-for-sale

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

The Company uses quoted prices in active markets for identical assets (consistent with the Level 1 definition in the fair value hierarchy) to measure the fair value of its investments on a recurring basis pursuant to the Accounting Standards Codification (“ASC”) Topic 820.

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

Depreciation expenses for the three months ended April 30, 2011 and 2010 were $10,938 and $0, respectively.

Depreciation expenses for the six months ended April 30, 2011 and 2010 were $17,451 and $0, respectively.

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
FOR THE SIX MONTHS ENDED APRIL 30, 2011 AND 2010
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
FOR THE SIX MONTHS ENDED APRIL 30, 2011 AND 2010
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

For the six months ended April 30, 2011 and 2010, the Company did not have any interest and penalties associated with tax positions. As of April 30, 2011, the Company did not have any significant unrecognized uncertain tax positions.

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

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates for the respective periods:

	April 30, 2011	April 30, 2010
Period-end MYR1 : US$1 exchange rate	2.9618	3.1978
Period average MYR1 : US$1 exchange rate	3.0731	3.3668

●	Stock based compensation

The Company accounts for employee stock-based compensation in accordance with ASC Topic 718, "Compensation - Stock Compensation" which requires to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services.

For the three and six months ended April 30, 2011, the stock based compensation included in the general and administrative expenses was $10,000.

PRIME GLOBAL CAPITAL GROUP INCORPORATED
(Formerly Home Touch Holding Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED APRIL 30, 2011 AND 2010
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

The carrying value of the Company’s financial instruments (excluding obligation under finance lease): cash, deposits and other receivables, deferred revenue, income tax payable, amount due to a director, accounts payable and accrued liabilities approximate at their fair values because of the short-term nature of these financial instruments.

Management believes, based on the current market prices or interest rates for similar debt instruments, the fair value of its obligation under finance lease approximate the carrying amount.

The Company also follows the guidance of ASC Topic 820-10, “Fair Value Measurements and Disclosures” ("ASC 820-10"), with respect to financial assets and liabilities that are measured at fair value. ASC 820-10 establishes a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value as follows:

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

The following table summarizes information on the fair value measurement of the Company’s assets as of April 30, 2011 grouped by the categories described above:

	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Securities available-for-sale	$1,004,983	$-	$-

Securities available-for-sale as of April 30, 2011 were valued at the closing prices reported on the Bursa Malaysia Securities Berhad Main Market which the security is traded. The Company has an unrealized holding loss of $436 for the six months ended April 30, 2011.

PRIME GLOBAL CAPITAL GROUP INCORPORATED
(Formerly Home Touch Holding Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED APRIL 30, 2011 AND 2010
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

NOTE－4	AMOUNT DUE TO A DIRECTOR

As of April 30, 2011, the amount due to a director represented temporary advances made to the Company by the director and chief executive officer of the Company, Mr. Weng Kung Wong, which was unsecured, non-interest bearing and repayable in the next twelve months.

NOTE－5	OBLIGATION UNDER FINANCE LEASE

The Company purchased motor vehicle under a finance lease agreement with the effective interest rate of 6.58% per annum, due through July 21, 2017, with principal and interest payable monthly. The obligation under the finance lease is as follows:

April 30, 2011

Finance lease	$57,112
Less: interest expense	(3,015)

Net present value of finance lease	$54,097

Representing as:
Current portion	$5,880
Non-current portion	48,217

Total	$54,097

As of April 30, 2011, the maturities of the finance lease for each of the five years are as follows:

Years ending April 30:
2012	$5,880
2013	7,966
2014	8,541
2015	9,116
2016	9,691
Thereafter	12,903

Total	$54,097

PRIME GLOBAL CAPITAL GROUP INCORPORATED
(Formerly Home Touch Holding Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED APRIL 30, 2011 AND 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

NOTE－6	INCOME TAXES

For the six months ended April 30, 2011 and 2010, the local (United States) and foreign components of income (loss) before income taxes were comprised of the following:

	Six months ended April 30,
	2011	2010
Tax jurisdictions from:
– Local	$(159,669)	$-
– Foreign	438,497	(175)
Income (loss) before income taxes	$278,828	$(175)

Provision for income taxes consisted of the following:

	Six months ended April 30,
	2011	2010
Current:
– Local	$-	$-
– Foreign	88,497	-

Deferred:
– Local	-	-
– Foreign	-	-
Income tax expense	$88,497	$-

The effective tax rate in the years presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. During the six months ended April 30, 2011 and 2010, the Company has a subsidiary that operates in Malaysia and is subject to tax in the jurisdictions in which it operates, as follows:

United States of America

PCGC is registered in the State of Nevada and is subject to United States of America tax law. As of April 30, 2011, the operations in the United States of America incurred $187,857 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2031, if unutilized. The Company has provided for a full valuation allowance of $63,871 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

PRIME GLOBAL CAPITAL GROUP INCORPORATED
(Formerly Home Touch Holding Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED APRIL 30, 2011 AND 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

Malaysia

UHT is subject to the Malaysia Corporate Tax Laws at the statutory rate of 20% on the assessable income for the periods presented. For the six months ended April 30, 2011 and 2010, UHT generated an operating income of $439,278 and an operating loss of $175, respectively. A reconciliation of income (loss) before income taxes to the effective tax rate as follows:

	Six months ended April 30,
	2011	2010

Income (loss) before income taxes	$438,497	$(175)
Statutory income tax rate	20%	20%

Income tax expense at statutory rate	87,699	(35)
Effect of non-deductible items	798	-
Net operating loss	-	35

Income tax expense at effective rate	$88,497	$-

No provision for deferred tax assets or liabilities has been made, since the Company had no material temporary differences between the tax bases of assets and liabilities and their carrying amounts.

NOTE－7	STOCKHOLDERS’ EQUITY

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

As of April 30, 2011, the number of shares of the Company’s common stock issued and outstanding was 500,000,003 shares. There are no shares of preferred stock issued and outstanding.

PRIME GLOBAL CAPITAL GROUP INCORPORATED
(Formerly Home Touch Holding Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED APRIL 30, 2011 AND 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

NOTE－8	RELATED PARTY TRANSACTIONS

(a)
For the six months ended April 30, 2011, the Company purchased software products at the current market value of $97,623 from a related company, which is controlled by the director of UHT, Mr. Chai Kok Wai in the normal course of business.

(b)
For the six months ended April 30, 2011, the Company leased an office premise at the current market value of $4,068 from a related company, which is controlled by the director and chief executive officer of the Company, Mr. Weng Kung Wong in the normal course of business.

NOTE－9	SEGMENT INFORMATION

The Company operates two reportable business segments in Malaysia, as defined by ASC Topic 280:

●	Software business – sale of software products
●	Trading business – trading of luxury consumer products

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 3). The Company had no inter-segment sales for the three and six months ended April 30, 2011 and 2010. Summarized financial information concerning the Company’s reportable segments is shown in the following table for the three and six months ended April 30, 2011 and 2010:

	Three months ended April 30,
	2011	2010
Revenues:
- Software sales	$487,662	$-
- Product sales	8,794	-
Total revenues, net	496,456	-

Cost of revenues:
- Software sales, related party	110,933	-
- Product sales	6,932	-
Total cost of revenues	117,865	-
Gross profit	378,591	-
Depreciation	10,938	-
Net income (loss)	167,325	(132)
Total assets	6,096,121	662
Expenditure for long-lived assets	$68,429	$-

	Six months ended April 30,
	2011	2010
Revenue from external customers:
- Software sales	$487,984	$-
- Product sales	752,477	-
Total revenues, net	1,240,461	-

Cost of revenues:
- Software sales	110,933	-
- Product sales	593,181	-
Total cost of revenues	704,114	-
Gross profit	536,347	-
Depreciation	17,451	-
Net income (loss)	190,331	(175)
Total assets	6,096,121	662
Expenditure for long-lived assets	$68,429	$-

PRIME GLOBAL CAPITAL GROUP INCORPORATED
(Formerly Home Touch Holding Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED APRIL 30, 2011 AND 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

NOTE－10	CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)	Major customers

For the three months ended April 30, 2011, there was one single customer who represented 98% of the Company’s revenues amounting to $487,333 with $0 of accounts receivable at that date.

For the six months ended April 30, 2011, the customer who accounts for 10% or more of the Company’s revenues and its outstanding balance at period-end date, is presented as follows:

	Six months ended April 30, 2011		April 30, 2011
		Percentage	Accounts
	Revenues	of revenues	receivable
Customer A	$752,477	61%	$-
Customer B	487,333	39%	-
Total:	$1,239,810	100%	$-

For the three and six months ended April 30, 2010, there was no single customer who accounted for 10% or more of the Company’s revenue.

(b)         Major vendors

For the three months ended April 30, 2011, there was one single vendor (a related party) who represented 93% of the Company’s purchases amounting to $97,623 with $101,290 of accounts payable at that date.

For the six months ended April 30, 2011, the vendor who accounts for 10% or more of the Company’s purchases and its outstanding balance at period-end date, is presented as follows:

	Six months ended April 30, 2011		April 30, 2011
		Percentage	Accounts
	Purchases	of purchases	payable
Vendor A	$443,491	64%	$-
Vendor B	149,691	22%	-
Vendor C, related party	97,623	14%	101,290
Total:	$690,805	100%	$101,290

For the three and six months ended April 30, 2010, there was no vendor who accounted for 10% or more of the Company’s purchases.

PRIME GLOBAL CAPITAL GROUP INCORPORATED
(Formerly Home Touch Holding Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED APRIL 30, 2011 AND 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

(c)         Exchange rate risk

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

(d)         Economic and political risks

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

NOTE－11	COMMITMENTS AND CONTINGENCIES

(a)         Operating lease commitment

The Company is committed to lease an office premise under a non-cancelable operating lease agreement with a related party, at a fixed monthly rental of $814 (approximately MYR 2,500) for a term of 2 years, due November 30, 2012.

As of April 30, 2011, the Company has future minimum rental payments due under a non-cancelable operating lease in the next two years, as follows:

Years ending April 30:
2012	$10,129
2013	5,909

Total:	$16,038

(b)         Stock based compensation

On April 21, 2011, the Company entered into an employment agreement (the “Agreement”, and collectively, the “Agreements”)) with each of its Chief Executive Office, Chief Financial Officer and Corporate Secretary (collectively the “Executives”).  Each Agreement has an initial term of two years, which expires on April 20, 2013.  Thereafter each Agreement automatically renews for subsequent one-year periods unless otherwise terminated pursuant to the terms of the Agreement.  Pursuant to the Agreements, the Company shall pay the Executives an annual base salary in an aggregated amount of $360,000. The base salary shall be payable in shares of the Company’s common stock at a per share price equal to the volume weighted average closing price (or if no closing price is available, the average of the bid and asked prices per share reported on a consolidated basis on the principal stock exchange or market on which the security is then traded) of the Company’s common stock during the ten trading days immediately preceding the end of each fiscal quarter. Such shares shall be delivered as soon as practicable after the end of each such fiscal quarter.

For the six months ended April 30, 2011, the Company recognized $10,000 stock based compensation for services rendered by the Executives. As of April 30, 2011, the Company is committed to issue 53,022 shares of its common stock to the Executives in the next fiscal quarter.

NOTE－12	SUBSEQUENT EVENT

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after April 30, 2011 up through the date was the Company issued the condensed consolidated financial statements. During the period, the Company did not have any material recognizable subsequent events.

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

On December 6, 2010, we consummated a share exchange, or the Share Exchange, pursuant to which Wooi Khang Pua and Kok Wai Chai, or the UHT Shareholders, transferred to us all of the issued and outstanding shares of Union Hub Technology Sdn. Bhd., a company organized under the laws of Malaysia, or UHT, in exchange for the issuance of 16,500,000 shares of our common stock, par value $0.001 per share, or the Common Stock.  The Share Exchange was made pursuant to the terms of a Share Exchange Agreement, or the Exchange Agreement, by and among, and the Company, the UHT Shareholders and UHT.  As result of the Share Exchange, UHT became our wholly owned subsidiary.  Wooi Khang Pua and Kok Wai Chai serve as directors of UHT.  We relied on the exemption from registration pursuant to Section 4(2) of, and Regulation D and/or Regulation S promulgated under, the Securities Act of 1933, as amended, or the Securities Act, in issuing the UHT Shares.

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

On April 21, 2011, the Company entered into an employment agreement (the “Agreement”, and collectively, the “Agreements”)) with each of its Chief Executive Office, Chief Financial Officer and Corporate Secretary (collectively the “Executives”).  Each Agreement has an initial term of two years, which expires on April 20, 2013.  Thereafter each Agreement automatically renews for subsequent one-year periods unless otherwise terminated pursuant to the terms of the Agreement.  Pursuant to the Agreements, the Company shall pay the Executives an annual base salary in an aggregated amount of $360,000. The base salary shall be payable in shares of the Company’s common stock at a per share price equal to the volume weighted average closing price (or if no closing price is available, the average of the bid and asked prices per share reported on a consolidated basis on the principal stock exchange or market on which the security is then traded) of the Company’s common stock during the ten trading days immediately preceding the end of each fiscal quarter. Such shares shall be delivered as soon as practicable after the end of each such fiscal quarter.

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

We are also actively seeking business opportunities in the castor oil and palm oil industries with a focus on the acquisition, lease or management of existing castor oil and palm oil plantations located in Asia.  We have identified one or more castor oil plantations and are in discussions regarding a possible acquisition and or business venture.  We hope to consummate an acquisition or business venture with one or more castor oil or palm oil plantations during the third or fourth quarter of our fiscal year.  Upon the consummation of such acquisition or business venture, we expect to scale back our m-commerce business and focus on the operations of the castor oil or palm oil business.  We are not parties to any binding agreements or commitments regarding any such acquisition or business venture, and there can be no assurance that we will be able to successfully consummate such acquisition or business venture.

Results of Operations

Comparison of the three months ended April 30, 2011 to the three months ended April 30, 2010

The following table shows our revenues by type for the three months ended April 30, 2011 compared to the three months ended April 30, 2010.

	For the Three Months Ended April 30,		$	%
	2011	2010	Change	Change

Net Revenues	$496,456	$-	$$496,456	NM
Software sales	487,662	-	487,662	0%
Product sales	8,794	-	8,794	NM
Cost of revenue	117,865	-	117,865	NM
Gross profit	378,591	-	378,591	NM
General and administrative expenses	146,211	132	146,079	NM
Other expense	496	-	496	NM
Income tax expense	64,559	-	64,559	NM
Net income (loss)	167,325	(132)	167,457	NM
*NM means not meaningful

Revenue.  In July 2010, we commenced our business operations with the sale of software products and, in October 2010, with the distribution of luxury consumer products such as high-end timepieces.  As a result, we generated net revenue of $496,456 for the three months ended April 30, 2011 with software sales accounting for $487,662, or 98.2% of net revenues, and product sales accounting for $8,794, or 1.8% of net revenues.  We did not generate any revenues for the three months ended April 30, 2010.   Prior to the launch of our business operations in July 2010, we were a development stage company with minimal revenues.

Cost of Revenue.  Our cost of revenue for the three-month period ended April 30, 2011 was $117,865 as compared to $0 for the same period in 2010.  Cost of revenue as a percentage of net revenue was approximately 23.7% for the three months ended April 30, 2011, as compared to 0% for the same period in 2010.  The increase is primarily attributable to the operation of our software and product distribution businesses.  Cost of revenue consisted primarily of software purchases from Gaeawave Sdn. Bhd., which is controlled by Kok Wai Chai, a director of UHT, in the amount of $97,623 (or approximately 82.8% of the cost of revenue), product costs and costs of labor that are directly attributable to the sale of software and luxury consumer products.

Gross Profit.  We achieved a gross profit of $378,591 for the three months ended April 30, 2011, as compared to $0 for the same period in 2010.  The increase is attributable to the sale of our software products to a single customer during the three months ended April 30, 2011.

General and Administrative Expenses (“G&A”).  We incurred G&A expenses of $146,211 for the three months ended April 30, 2011, representing an increase of $146,079, as compared to $132 for the three months ended April 30, 2010.  The increase in G&A is primarily attributable to stock based compensation to our Executives in the amount of $10,000 and the operation of our software and product distribution businesses during the three months ended April 30, 2011.  As of April 30, 2011, we are committed to issue 53,022 shares of our common stock to the Executives.  G&A as a percentage of net revenue was 29.5% for the three months ended April 30, 2011.

Other Expense.  We incurred other expenses of $496 for the three months ended April 30, 2011, as compared to $0 for the three months ended April 30, 2010.  The increase in other expense is attributable primarily to interest incurred in connection with financing the purchase of a motor vehicle on or about the commencement of our business operations.

Income Tax Expense.  We recorded income tax expenses of $64,559 for the three months ended April 30, 2011, as compared to $0 for the three months ended April 30, 2010.  The increase is primarily attributable to the revenue generated from the operation of our software and product distribution businesses in the three months ended April 30, 2011.  Tax expense as a percentage of income before income tax was approximately 27.8% for the three months ended April 30, 2011.

Comparison of the six months ended April 30, 2011 to the six months ended April 30, 2010

The following table shows our revenues by type for the six months ended April 30, 2011 compared to the six months ended April 30, 2010.

	For the Six Months Ended April 30,		$	%
	2011	2010	Change	Change

Net Revenues	$1,240,461	$-	$1,240,461	NM
Software sales	487,984	-	487,984	NM
Product sales	752,477	-	752,477	NM
Cost of revenue	704,114	-	704,114	NM
Gross profit	536,347	-	536,347	NM
General and administrative expenses	256,538	175	256,363	NM
Other expense	981	-	981	NM
Income tax expense	88,497	-	88,497	NM
Net income (loss)	190,331	(175)	190,506	NM
*NM means not meaningful

Revenue.  In July 2010, we commenced our business operations with the sale of software products and, in October 2010, with the distribution of luxury consumer products such as high-end timepieces.  As a result, we generated net revenue of $1,240,461 for the six months ended April 30, 2011 with software sales accounting for $487,984, or 39.3% of net revenues, and product sales accounting for $752,477, or 60.7% of net revenues.  We did not generate any revenues for the six months ended April 30, 2010.   Prior to the launch of our business operations in July 2010, we were a development stage company with minimal revenues.

Cost of Revenue.  Our cost of revenue for the six-month period ended April 30, 2011 was $704,114 as compared to $0 for the same period in 2010.  Cost of revenue as a percentage of net revenue was approximately 56.8% for the six months ended April 30, 2011, as compared to 0% for the same period in 2010.  The increase is attributable to the operation of our software and product distribution businesses.  Cost of revenue consisted primarily of software purchases from Gaeawave Sdn. Bhd., which is controlled by Chai Kok Wai, a director of UHT, in the amount of $97,623 (or approximately 13.9% of the cost of revenue), other software purchase costs from unrelated parties, product costs and costs of labor that are directly attributable to the sale of software and luxury consumer products.

Gross Profit.  We achieved a gross profit of $536,347 for the six months ended April 30, 2011, as compared to $0 for the same period in 2010.  The increase is attributable to the operation of our software and product distribution businesses during the six months ended April 30, 2011.

General and Administrative Expenses (“G&A”).  We incurred G&A expenses of $256,538 for the six months ended April 30, 2011, representing an increase of $256,363, as compared to $175 for the six months ended April 30, 2010.  The increase in G&A is primarily attributable to stock based compensation to our Executives in the amount of $10,000 and the operation of our software and product distribution businesses during the six months ended April 30, 2011.  As of April 30, 2011, we are committed to issue 53,022 shares of our common stock to the Executives.  G&A as a percentage of net revenue was 20.7% for the six months ended April 30, 2011.

Other Expense.  We incurred other expenses of $981 for the six months ended April 30, 2011, as compared to $0 for the six months ended April 30, 2010.  The increase in other expense is attributable primarily to interest incurred in connection with financing the purchase of a motor vehicle on or about the commencement of our business operations.

Income Tax Expense.  We recorded income tax expenses of $88,497 for the six months ended April 30, 2011, as compared to $0 for the six months ended April 30, 2010.  The increase is primarily attributable to the revenue generated from the operation of our software and product distribution businesses in the six months ended April 30, 2011.  Tax expense as a percentage of income before income tax was approximately 31.7% for the six months ended April 30, 2011.

Liquidity and Capital Resources

Sources of Liquidity.  We generated net income of $190,331 for the six months ended April 30, 2011.  To date, we have financed our operations through private placements of our common stock which are summarized below:

Private Placement Transactions	Gross Proceeds
Sale of 999,998 UHT shares of common stock on 9/30/2010	$323,760
Sale of 1,500,000 shares of the Company’s common stock on 9/27/2010	$150,000
Sale of 80,000,000 shares of the Company’s common stock on 11/15/2010	$800,000
Sale of 400,000,000 shares of the Company’s common stock on 2/8/2011	$4,000,000
Total:	$5,273,760

Net Cash Provided By Operating Activities.  For the six months ended April 30, 2011, net cash provided by operating activities was $380,273 which consisted primarily of net income of $190,331, a decrease in accounts receivable of $106,506 and an increase in income tax payables of $88,497, offset by a decrease in accounts payable and accrued liabilities of  $22,380 and an increase of deposits and other receivables of $10,262.  For the six months ended April 30, 2010, net cash provided by operating activities was $166, which consisted of net loss of $175 and an increase in accounts payable and accrued liabilities of $341.

Net Cash Used in Investing Activities.  For the six months ended April 30, 2011, net cash used in investing activities was $1,037,451, $969,022 of which was used to purchase of marketable securities and $68,429 of which was used to purchase of plant and equipment.  Our portfolio of marketable securities consist of securities listed on the Bursa Malaysia and are selected and managed internally by management.  We did not engage in investing activities for the three months ended April 30, 2010.

Net Cash Provided By Financing Activities.  For the six months ended April 30, 2011, net cash provided by financing activities was $4,843,544, consisting primarily of $4,800,000 from the sale of our common stock, $47,835 of advances from Mr. Wong, our Chief Executive Officer and director, and offset by payments of $4,291 on a finance lease.  During the comparable period ended April 30, 2010, net cash used in financing activities was $628, consisting solely of repayments to Mr. Wong of previously made advances.

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

Marketable securities, available-for-sale

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

The Company uses quoted prices in active markets for identical assets (consistent with the Level 1 definition in the fair value hierarchy) to measure the fair value of its investments on a recurring basis pursuant to the ASC Topic 820.

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

Stock based compensation

The Company accounts for employee stock-based compensation in accordance with ASC Topic 718, "Compensation - Stock Compensation" which requires to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services.

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

Fair value of financial instruments

The carrying value of the Company’s financial instruments (excluding obligation under finance lease): cash, deposits and other receivables, deferred revenue, income tax payable, amount due to a director, accounts payable and accrued liabilities approximate at their fair values because of the short-term nature of these financial instruments.

Management believes, based on the current market prices or interest rates for similar debt instruments, the fair value of its obligation under finance lease approximate the carrying amount.

The Company also follows the guidance of ASC Topic 820-10, “Fair Value Measurements and Disclosures” ("ASC 820-10"), with respect to financial assets and liabilities that are measured at fair value. ASC 820-10 establishes a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value as follows:

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

ITEM 4                   Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer.  Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures, subject to limitations as noted below, as of April 30, 2011, and during the period prior to and including the date of this report, were effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes In Internal Control Over Financial Reporting

            There have been no material changes in internal control over financial reporting that occurred during the fiscal quarter ended April 30, 2011, that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

ITEM 2                   Unregistered Sales of Equity Securities and Use of Proceeds

The information required by this Item was previously included in a Current Report on Form 8-K filed with the Securities and Exchange Commission on February 9, 2011.

ITEM 3                   Defaults upon Senior Securities

None.

ITEM 4                   (Removed and Reserved)

ITEM 5                   Other Information

None.

ITEM 6                   Exhibits

Exhibit No.	Name of Exhibit
2.1	Articles of Exchange (1)
2.2	Share Exchange Agreement, dated December 6, 2010, by and between Home Touch Holding Company, on the one hand, and Union Hub Technology Sdn. Bhn., Wooi Khang Pua and Kok Wai Chai, on the other hand (2)
2.3	Share Exchange Agreement, dated January 26, 2009, by and between Home Touch Holding Company and Home Touch Limited (3)
3.1	Amended and Restated Articles of Incorporation of Home Touch Holding Company (Incorporated by reference from Exhibit 2.1 hereto)
3.2	Amended and Restated Bylaws of Home Touch Holding Company (4)
4.1	Form of common stock certificate (1)
10.1	Form of Subscription Agreement, dated February 8, 2011, by and between Prime Global Capital Group Incorporated and certain accredited investors (5)
21	List of Subsidiaries (2)
31.1	Certification of Chief Executive Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.*
31.2	Certification of Principal Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
___________________
*  Filed herewith.
(1)	Incorporated by reference from our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on February 22, 2011.
(2)	Incorporated by reference from Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 7, 2010.
(3)	Incorporated by reference from Amendment No. 2 to our registration statement filed on Form S-1 with the Securities and Exchange Commission on September 2, 2009.
(4)	Incorporated by reference from Exhibit 2 to the Definitive Information Statement on Schedule 14C filed with the Securities and Exchange Commission on January 5, 2011.
(5)	Incorporated by reference from Exhibit 10.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on February 9, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

	By:	/s/Weng Kung Wong
Weng Kung Wong
Chief Executive Officer

	By:	/s/ Liong Tat Teh
Liong Tat Teh
Date: June 9, 2011		Chief Financial Officer