Form 10-Q
period 2011-07-31
PRIME GLOBAL CAPITAL GROUP Inc
filed 2011-09-14
CIK 1462047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

  ☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  FOR THE QUARTERLY PERIOD ENDED JULY 31, 2011

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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

As of  September 13, 2011, the issuer had outstanding 500,110,613 shares of common stock.

i

PART I    FINANCIAL INFORMATION
 ITEM 1  Financial Statements
PRIME GLOBAL CAPITAL GROUP INCORPORATED
(Formerly Home Touch Holding Company)
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JULY 31, 2011 AND OCTOBER 31, 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	July 31, 2011	October 31, 2010
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$2,989,239	$527,189
Marketable securities, available-for-sale	1,710,852	-
Accounts receivable, trade	-	105,516
Deferred tax assets	472	-
Deposits and other receivables	300,813	40,619

Total current assets	5,001,376	673,324

Non-current assets:
Deposits on plantation purchase	823,355	-
Plant and equipment, net	239,548	124,031
TOTAL ASSETS	$6,064,279	$797,355

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$120,024	$156,744
Other payables, related party	926	-
Amount due to a director	244,637	185,724
Current portion of obligation under finance lease	5,582	6,268
Income tax payable	180,218	21,229

Total current liabilities	551,387	369,965

Long-term liabilities:
Obligation under finance lease	46,204	49,636

Total liabilities	597,591	419,601

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 100,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value; 1,000,000,000 shares authorized; 500,000,003 and 20,000,003 shares issued and outstanding, July 31, 2011 and October 31, 2010	500,000	20,000
Additional paid-in capital	4,640,260	320,260
Accumulated other comprehensive income	151,440	907
Retained earnings	174,988	36,587

Total stockholders’ equity	5,466,688	377,754
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,064,279	$797,355

See accompanying notes to condensed consolidated financial statements.

PRIME GLOBAL CAPITAL GROUP INCORPORATED
(Formerly Home Touch Holding Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2011 AND 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Three months ended July 31,		Nine months ended July 31,
	2011	2010	2011	2010

Revenues, net:
Software sales	$295,987	$-	$783,971	$-
Product sales	4,582	-	757,059	-
Total revenues, net	300,569	-	1,541,030	-

Cost of revenues, related party	594	-	98,217	-
Cost of revenues, non related party	14,170	-	620,661	-
Total cost of revenue	14,764	-	718,878	-

Gross profit	285,805	-	822,152	-

Operating expenses:
General and administrative	(280,680)	(13,728)	(537,218)	(13,903)

Income (loss) from operations	5,125	(13,728)	284,934	(13,903)

Other income (expense):
Other income	8,165	-	8,165
Interest expense	(499)	-	(1,480)	-

Income (loss) before income taxes	12,791	(13,728)	291,619	(13,903)

Income tax expense	(64,721)	-	(153,218)	-

NET (LOSS) INCOME	$(51,930)	$(13,728)	$138,401	$(13,903)

Other comprehensive income (loss):
- Unrealized holding loss on available-for-sale securities	(10,519)	-	(10,955)	-
- Foreign exchange adjustment (loss) gain	(10,807)	2,730	161,488	2,662

COMPREHENSIVE (LOSS) INCOME	$(73,256)	$(10,998)	$288,934	$(11,241)

Net (loss) income per share – Basic and diluted	$(0.00)	$(0.00)	$0.00	$(0.00)

Weighted average common shares outstanding – Basic and diluted	500,000,003	16,500,000	352,312,966	16,500,000

See accompanying notes to condensed consolidated financial statements.

PRIME GLOBAL CAPITAL GROUP INCORPORATED
(Formerly Home Touch Holding Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JULY 31, 2011 AND 2010
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

	Nine months ended July 31,
	2011	2010

Cash flows from operating activities:
Net income (loss)	$138,401	$(13,903)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	27,400	1,014
Stock based compensation	70,000	-
Dividend income in lieu of stock	(1,989)	-
Gain on disposal of marketable securities	(6,176)	-
Deferred tax benefit	(458)	-
Changes in operating assets and liabilities:
Accounts receivable	107,155	-
Deposits and other receivables	(59,157)	(18,631)
Accounts payable and accrued liabilities	(109,132)	155,114
Income tax payable	153,477	-

Net cash provided by operating activities	319,521	123,594

Cash flows from investing activities:
Purchase of marketable securities	(1,856,762)	-
Deposits on plantation purchase	(799,674)	-
Purchase of plant and equipment	(134,100)	(67,606)

Net cash used in investing activities	(2,790,536)	(67,606)

Cash flows from financing activities:
Advances from (to) a director	54,142	(414)
Repayment of finance lease	(6,475)	-
Proceed from sale of common stock	4,800,000	300,497

Net cash provided by financing activities	4,847,667	300,083
Foreign currency translation adjustment	85,398	15,839
NET CHANGE IN CASH AND CASH EQUIVALENTS	2,462,050	371,910

BEGINNING OF PERIOD	527,189	501

END OF PERIOD	$2,989,239	$372,411

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income tax	$-	$-
Cash paid for interest	$1,480	$-

See accompanying notes to condensed consolidated financial statement

PRIME GLOBAL CAPITAL GROUP INCORPORATED
(Formerly Home Touch Holding Company)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED JULY 31, 2011
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Preferred Stock		Common Stock		Additional paid-in	Accumulated other comprehensive	Retained	Total stockholders’
	No. of share	Amount	No. of share	Amount	capital	income	earnings	equity

Balance as of November 1, 2010 (restated)	-	$-	16,500,000	$16,500	$320,260	$907	$36,587	$374,254

Sale of common stocks to investors	-	-	480,000,000	480,000	4,320,000	-	-	4,800,000

Share effectively issued to former PGCG stockholders as part of the December 6, 2010 recapitalization	-	-	3,500,003	3,500	-	-	-	3,500

Unrealized holding loss on available-for-sale securities	-	-	-	-	-	(10,955)	-	(10,955)

Net income for the period	-	-	-	-	-	-	138,401	138,401

Foreign currency translation adjustment	-	-	-	-	-	161,488	-	161,488
Balance as of July 31, 2011	-	$-	500,000,003	$500,000	$4,640,260	$151,440	$174,988	$5,466,688

See accompanying notes to condensed consolidated financial statements.

PRIME GLOBAL CAPITAL GROUP INCORPORATED
(Formerly Home Touch Holding Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JULY 31, 2011 AND 2010
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

In the opinion of management, the consolidated balance sheet as of October 31, 2010, which has been derived from, audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended July 31, 2011 are not necessarily indicative of the results to be expected for the entire fiscal year ending October 31, 2011 or for any future period.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended October 31, 2010.

NOTE - 2	ORGANIZATION AND BUSINESS BACKGROUND

Prime Global Capital Group Incorporated (formerly Home Touch Holding Company) (“PGCG” or “the Company”) was incorporated in the State of Nevada on January 26, 2009. On January 25, 2011, the Company changed its current name to “Prime Global Capital Group Incorporated”.

The Company, through its subsidiary and variable interest entity (“VIE”) is principally engaged in the operation of palm oil plantation, provision of IT consulting and programming services and distributing consumer products in Malaysia.

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
FOR THE NINE MONTHS ENDED JULY 31, 2011 AND 2010
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

Concurrently, on December 6, 2010, the Company entered into and executed agreement to sell its wholly owned subsidiary, Home Touch Limited (a corporation organized under the laws of the Hong Kong Special Administrative Region), to the former founders and directors for $20,000. Upon the completion of this sale, Mr. Ng and Ms. Yau, the former founders and executive officers, were resigned from their positions on the board of directors.

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

PGCG and its subsidiary and VIE are hereinafter referred to as (the “Company”).

Summary of the Company’s subsidiary and VIE

	Company name	Place/date of incorporation	Particulars of issued share capital	Principal activities

1	Union Hub Technology Sdn. Bhd. (“UHT”)	Malaysia February 28, 2008	1,000,000 issued shares of ordinary shares of MYR 1 each	Provision of IT consulting and programming services and distributing consumer products

2	Virtual Setup Sdn. Bhd. (“VSSB”) #	Malaysia July 17, 2010	2 issued shares of ordinary shares of MYR 1 each	Operation of palm oil plantation

# represents variable interest entity (“VIE”)

PRIME GLOBAL CAPITAL GROUP INCORPORATED
(Formerly Home Touch Holding Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JULY 31, 2011 AND 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

NOTE - 3	GOING CONCERN UNCERTAINTIES

The Company’s condensed consolidated financial statements are presented on a going concern basis, which contemplates the continuity of operations and realization of assets and satisfaction of liabilities and commitments in the normal course of business.

The Company has committed and contracted for the purchase of palm oil plantation land which is expected to be completed in the next twelve to fifteen months. As of July 31, 2011, the Company has $2,989,239 available cash balance, whereas the Company may not have sufficient working capital to meet with the capital commitment of $7.4 million. The Company plans to obtain the additional capital injection from its shareholders or external financing. However, there can be no assurance that the Company will be able to obtain sufficient funds to meet with its obligations on a timely basis.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

NOTE - 4	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The condensed consolidated financial statements include the accounts of PGCG and its subsidiary and VIE. All significant inter-company balances and transactions between the Company and its subsidiary and VIE have been eliminated upon consolidation.

The Company has adopted the Accounting Standards Codification (“ASC”) Topic 810-10-25, “Variable Interest Entities” (“ASC 810-10-25”). ASC 810-10-25 requires a variable interest entity or VIE to be consolidated by the Company if that company is subject to a majority of the risk of loss for the VIE or is entitled to receive a majority of the VIE’s residual returns.

●	Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

The Company maintains cash and cash equivalent balances at a financial institution in Malaysia. As of July 31, 2011, the Company has cash concentration risk of $2,989,239, which is held by Malayan Banking Berhad in Malaysia.

PRIME GLOBAL CAPITAL GROUP INCORPORATED
(Formerly Home Touch Holding Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JULY 31, 2011 AND 2010
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

Depreciation expense for the three months ended July 31, 2011 and 2010 were $9,949 and $1,014, respectively.

Depreciation expense for the nine months ended July 31, 2011 and 2010 were $27,400 and $1,014, respectively.

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
FOR THE NINE MONTHS ENDED JULY 31, 2011 AND 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

●	Revenue recognition

Revenues from the sale of software and product sales are recognized and billed upon delivery of the product provided that persuasive evidence of an arrangement exists, collection is probable, payment terms are fixed or determinable and no significant obligations remain, in accordance with ASC Topic 605, “Revenue Recognition”.

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
FOR THE NINE MONTHS ENDED JULY 31, 2011 AND 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

For the nine months ended July 31, 2011 and 2010, the Company did not have any interest and penalties associated with tax positions. As of July 31, 2011, the Company did not have any significant unrecognized uncertain tax positions.

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

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates for the respective periods:

	July 31, 2011	July 31, 2010
Period-end MYR : US$1 exchange rate	2.9666	3.1864
Period average MYR : US$1 exchange rate	3.0545	3.3278

●	Stock based compensation

The Company accounts for employee stock-based compensation in accordance with ASC Topic 718, "Compensation - Stock Compensation" which requires to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services.

For the nine months ended July 31, 2011, the stock based compensation included in the general and administrative expenses was $70,000. As of July 31, 2011, the Company has 110,610 shares of common stock to be issued to the executive officers. These shares were issued on September 7, 2011.

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
FOR THE NINE MONTHS ENDED JULY 31, 2011 AND 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

●	Segment reporting

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. The Company operates in three reportable operating segments in Malaysia during the period ended July 31, 2011.

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

The following table summarizes information on the fair value measurement of the Company’s assets as of July 31, 2011 grouped by the categories described above:

	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Securities available-for-sale	$1,710,852	$-	$-

Securities available-for-sale as of July 31, 2011 were valued at the closing prices quoted on the Bursa Malaysia Securities Berhad Main Market on which the security is traded. The Company has an unrealized holding loss of $10,955 for the nine months ended July 31, 2011.

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

PRIME GLOBAL CAPITAL GROUP INCORPORATED
(Formerly Home Touch Holding Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JULY 31, 2011 AND 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

NOTE - 5	VARIABLE INTEREST ENTITY

On July 8, 2011, the Company, through VSSB, entered into a Land Purchase Agreement (the “Purchase Agreement”) with an independent third party to purchase four parcels of palm oil plantation land in a purchase price consideration of $8,233,550 (equivalent to MYR24,425,640) with a refundable deposit of $823,355 equal to 10% of its purchase price consideration. Pursuant to the Purchase Agreement, the completion of the purchase transaction is subject to final approval from the local government and local regulatory agency. Also, the Company, through VSSB agreed to lease from the landowner and manage these four parcels palm oil plantation land with a monthly rental of $13,483 (equivalent to MYR 40,000) for a term of 12 months under an operating lease agreement, subject to automatic termination upon the completion of the Purchase Agreement.

On August 29, 2011, the Company, through its wholly owned subsidiary, UHT, entered into a Memorandum of Understanding (the “MOU”) with the shareholders of VSSB, who are considered as related parties. Mr. Weng Kung Wong, the Chief Executive Officer and director of the Company, and Mr. Kok Wai Chai, a director of the Company’s subsidiary, are the shareholders and directors of VSSB. Pursuant to the MOU, the shareholders of VSSB mutually agreed to transfer all of their issued shares of VSSB to the Company, through UHT, upon the following conditions:

1.	the Company agreed to advance or continue to advance a sum equivalent to the purchase price or part thereof to complete the Purchase Agreement, and

2.
the shareholders of VSSB agreed to transfer their entire equity interest to the Company, upon the completion of the Purchase Agreement and the successful registration of the transfer of the land titles in favor of VSSB.

Management believes that all these contractual agreements with VSSB and the landowners are in compliance with laws of Malaysia and are legally enforceable.

With the above agreements, the Company has variable interest of VSSB, through UHT, including its financial interest and demonstrates its ability to control VSSB as a primary beneficiary. Under ASC 810-10-25, VSSB is considered a variable interest entity and its operating results are included in the accompanying condensed consolidated financial statements for the nine months ended July 31, 2011. VSSB incurred an operating loss of $20,247 with no revenue recognized during the period presented.

As of July 31, 2011, the deposit $823,335 on the land purchase is considered as non-current asset, accordingly. Purchase deposit is recorded when payment is made by the Company and the remaining balances will be subsequently settled upon the successful transfer of land title.

NOTE - 6	AMOUNT DUE TO A DIRECTOR

As of July 31, 2011, the balance represented temporary advances made to the Company by the director and chief executive officer of the Company, Mr. Weng Kung Wong, which was unsecured, non-interest bearing and repayable in the next twelve months.

PRIME GLOBAL CAPITAL GROUP INCORPORATED
(Formerly Home Touch Holding Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JULY 31, 2011 AND 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

NOTE - 7	OBLIGATION UNDER FINANCE LEASE

The Company purchased motor vehicle under a finance lease agreement with the effective interest rate of 6.58% per annum, due through July 21, 2017, with principal and interest payable monthly. The obligation under the finance lease is as follows:

July 31, 2011

Finance lease	$53,266
Less: interest expense	(1,480)

Net present value of finance lease	$51,786

Representing as:
Current portion	$5,582
Non-current portion	46,204

Total	$51,786

As of July 31, 2011, the maturities of the finance lease for each of the five years are as follows:

Years ending July 31:
2012	$5,582
2013	8,097
2014	8,671
2015	9,244
2016	9,818
Thereafter	10,374

Total	$51,786

NOTE - 8	INCOME TAXES

For the nine months ended July 31, 2011 and 2010, the local (United States) and foreign components of income (loss) before income taxes were comprised of the following:

	Nine months ended July 31,
	2011	2010
Tax jurisdictions from:
– Local	$(332,819)	$-
– Foreign	624,438	(13,903)
Income (loss) before income taxes	$291,619	$(13,903)

Provision for income taxes (benefit) consisted of the following:

	Nine months ended July 31,
	2011	2010
Current:
– Local	$-	$-
– Foreign	153,677	-

Deferred:
– Local	-	-
– Foreign	(459)	-
Income tax expense	$153,218	$-

PRIME GLOBAL CAPITAL GROUP INCORPORATED
(Formerly Home Touch Holding Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JULY 31, 2011 AND 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. During the nine months ended July 31, 2011 and 2010, the Company has a subsidiary and VIE that operates in Malaysia and are subject to tax in the jurisdictions in which they operate, as follows:

United States of America

PCGC is registered in the State of Nevada and is subject to United States of America tax law. As of July 31, 2011, the operations in the United States of America incurred $361,007 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2031, if unutilized. The Company has provided for a full valuation allowance of $122,742 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Malaysia

UHT and VSSB are subject to the Malaysia Corporate Tax Laws at a progressive income tax rate starting from 20% on the assessable income for its tax year. For the nine months ended July 31, 2011 and 2010, the operations in Malaysia generated an operating income of $624,438 and an operating loss of $13,903, respectively. A reconciliation of income (loss) before income taxes to the effective tax rate as follows:

	Nine months ended July 31,
	2011	2010

Income (loss) before income taxes	$624,438	$(13,903)
Statutory income tax rate	20%	20%
Income tax expense at statutory rate	124,888	(2,780)
Tax effect of non-deductible items	2,944	-
Tax effect of non-taxable income	(1,633)	-
Tax effect of depreciation allowance recognized as deferred tax assets	(459)	-
Tax adjustments	27,478	-
Net operating loss	-	2,780
Income tax expense at effective rate	$153,218	$-

NOTE - 9	STOCKHOLDERS’ EQUITY

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
FOR THE NINE MONTHS ENDED JULY 31, 2011 AND 2010
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

As of July 31, 2011, the number of shares of the Company’s common stock issued and outstanding was 500,000,003 shares. There are no shares of preferred stock issued and outstanding.

NOTE - 10	RELATED PARTY TRANSACTIONS

(a)
For the nine months ended July 31, 2011, the Company purchased software products at the current market value of $98,217 from a related company, which is controlled by the director of the Company’s subsidiary, Mr. Chai Kok Wai in the normal course of business.

(b)
For the nine months ended July 31, 2011, the Company leased an office premise at the current market value of $6,742 from a related company, which is controlled by the director and chief executive officer of the Company, Mr. Weng Kung Wong in the normal course of business.

NOTE - 11	SEGMENT INFORMATION

The Company operates three reportable business segments in Malaysia, as defined by ASC Topic 280:

●	Software business – sale of software products
●	Trading business – trading of luxury consumer products
●	Plantation business – operation of palm oil plantation, commencing from July 2011

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 4). The Company had no inter-segment sales for the three and nine months ended July 31, 2011 and 2010. Summarized financial information concerning the Company’s reportable segments is shown in the following table for the three and nine months ended July 31, 2011 and 2010:

	Three months ended July 31, 2011
	Software Business	Trading Business	Plantation Business	Corporate	Total

Revenues, net	$295,987	$4,582	$-	$-	$300,569
Cost of revenues	11,152	3,612	-	-	14,764
Gross profit	284,835	970	-	-	285,805
Depreciation	-	-	-	9,949	9,949
Net income (loss)	284,835	970	(20,247)	(317,488)	(51,930)
Total assets	-	-	1,388,320	4,675,959	6,064,279
Expenditure for long-lived assets	$-	$-	$883,997	$49,777	$933,774

PRIME GLOBAL CAPITAL GROUP INCORPORATED
(Formerly Home Touch Holding Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JULY 31, 2011 AND 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Three months ended July 31, 2010
	Software Business	Trading Business	Plantation Business	Corporate	Total

Revenues, net	$-	$-	$-	$-	$-
Cost of revenues	-	-	-	-	-
Gross profit	-	-	-	-	-
Depreciation	-	-	-	1,014	1,014
Net loss	-	-	-	(13,728)	(13,728)
Total assets	-	-	-	518,520	518,520
Expenditure for long-lived assets	$-	$-	$-	$121,696	$121,696

	Nine months ended July 31, 2011
	Software Business	Trading Business	Plantation Business	Corporate	Total

Revenues, net	$783,971	$757,059	$-	$-	$1,541,030
Cost of revenues	122,084	596,794	-	-	718,878
Gross profit	661,887	160,265	-	-	822,152
Depreciation	-	-	-	27,400	27,400
Net income (loss)	661,887	160,265	(20,247)	(663,504)	138,401
Total assets	-	-	1,388,320	4,675,959	6,064,279
Expenditure for long-lived assets	$-	$-	$883,997	$49,777	$933,744

	Nine months ended July 31, 2010
	Software Business	Trading Business	Plantation Business	Corporate	Total

Revenues, net	$-	$-	$-	$-	$-
Cost of revenues	-	-	-	-	-
Gross profit	-	-	-	-	-
Depreciation	-	-	-	1,014	1,014
Net loss	-	-	-	(13,903)	(13,903)
Total assets	-	-	-	518,520	518,520
Expenditure for long-lived assets	$-	$-	$-	$121,696	$121,696

PRIME GLOBAL CAPITAL GROUP INCORPORATED
(Formerly Home Touch Holding Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JULY 31, 2011 AND 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

NOTE - 12	CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)         Major customers

For the three months ended July 31, 2011, the customer who accounts for 10% or more of the Company’s revenue and its outstanding balance at period-end date, is presented as follows:

	Three months ended July 31, 2011		July 31, 2011
	Revenues	Percentage of revenues	Accounts receivable

Customer C	$97,497	33%	$-
Customer D	97,497	33%	-
Customer E	97,497	33%	-
Total:	$292,491	99%	$-

For the nine months ended July 31, 2011, the customer who accounts for 10% or more of the Company’s revenues and its outstanding balance at period-end date, is presented as follows:

	Nine months ended July 31, 2011		July 31, 2011
	Revenues	Percentage of revenues	Accounts receivable

Customer A	$757,059	49%	$-
Customer B	490,497	32%	-
Total:	$1,247,556	81%	$-

For the three and nine months ended July 31, 2010, there was no single customer who accounted for 10% or more of the Company’s revenue.

(b)         Major vendors

For the three months ended July 31, 2011, there was no single vendor who accounted for 10% or more of the Company’s purchases.

For the nine months ended July 31, 2011, the vendor who accounts for 10% or more of the Company’s purchases and its outstanding balance at period-end date, is presented as follows:

	Nine months ended July 31, 2011		July 31, 2011
	Purchases	Percentage of purchases	Accounts payable

Vendor A	$446,191	62%	$-
Vendor B	150,603	21%	-
Vendor C, related party	98,217	14%	-
Total:	$695,011	97%	$-

For the three and nine months ended July 31, 2010, there was no single vendor who accounted for 10% or more of the Company’s purchases.

PRIME GLOBAL CAPITAL GROUP INCORPORATED
(Formerly Home Touch Holding Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JULY 31, 2011 AND 2010
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

NOTE - 13	COMMITMENTS AND CONTINGENCIES

(a)         Operating lease commitment

The Company’s subsidiary and VIE operating in Malaysia are committed under two non-cancelable operating leases of office premise and palm oil plantation for a term of 1 to 2 years, with fixed rental, due November 30, 2012. Total rent expenses for the nine months ended July 31, 2011 and 2010 was $19,838 and $0, respectively.

As of July 31, 2011, the aggregate future minimum rental payments due under various non-cancelable operating leases in the next two years are as follows:

	Operating lease commitments
	Office premise	Oil palm plantation	Total
Year ending July 31:
2012	$9,822	$148,318	$158,140
2013	3,274	-	3,274

Total:	$13,096	$148,318	$161,414

(b)         Capital commitment

As of July 31, 2011, the Company has future contingent payment of $7,410,195 under the purchase contract within three months upon the receipt of all government and other consents required to effectuate the land transfer. Management anticipates the completion of the land purchase in the next twelve to fifteen months.

PRIME GLOBAL CAPITAL GROUP INCORPORATED
(Formerly Home Touch Holding Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JULY 31, 2011 AND 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

NOTE - 14	SUBSEQUENT EVENT

On August 29, 2011, the shareholders of VSSB entered into a Memorandum of Understanding (“MOU”) with the Company’s subsidiary and agreed to transfer all of the issued and outstanding shares of VSSB to the Company’s subsidiary. The shareholders of VSSB are Mr. Weng Kung Wong, the Chief Executive Officer and director of the Company, and Mr. Kok Wai Chai, a director of the Company’s subsidiary. VSSB’s primary asset is its right to purchase and operate an oil palm plantation located in Malaysia. Pursuant to the MOU, the Company’s subsidiary will advance funds to VSSB to purchase the oil palm plantation. The MOU terminates upon the consummation of the acquisition and the transfer of land title to the Company’s subsidiary.

On September 7, 2011, the Company issued 110,610 shares of restricted common stock to the executive officers as compensation for services rendered.

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

Change in Control and Sale of HTL and Our Smart Home Business

On November 15, 2010, we consummated the sale to certain accredited investors of an aggregate of 80,000,000 shares of our Common Stock at a per share price of $0.01, or $800,000 in the aggregate, in accordance with the terms and conditions of certain subscription agreements made with such investors.  The Company received net proceeds of approximately $795,000 from the sale of the shares and intends to use the net proceeds for general corporate purposes.  The shares were sold pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended and Regulation D promulgated thereunder.  Weng Kung Wong, our Chief Executive Officer and director, purchased 12,750,000 shares of our Common Stock in this transaction.

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

Execution of MOU to Acquire Oil Palm Plantation

On August 29, 2011, UHT entered into a binding Memorandum of Understanding, or the MOU, with Wong Weng Kung, our Chief Executive Officer an director, and Chai Kok Wai, a director of UHT, pursuant to which Messrs. Wong and Chai agreed to transfer to UHT all of the issued and outstanding securities of Virtual Setup Sdn. Bhd., a company organized under the laws of Malaysia, or VSSB.   VSSB was formed on July 19, 2010, and is owned in equal parts by Messrs. Wong and Chai.  VSSB’s primary asset is its right to purchase and operate an oil palm plantation located in Malaysia in accordance with the terms and conditions of that certain Sale and Purchase Agreement, or the Land Purchase Agreement, dated July 8, 2011, by and between VSSB and Persiaran Abadi Sdn. Bhd., an unaffiliated third party, and that certain Agreement for Rental of Oil Palm Land, or the Rental Agreement, effective July 1, 2011, by and between VSSB and Persiaran Abadi Sdn. Bhd., respectively.  VSSB is considered a variable interest entity of UHT.

According to the terms of the MOU, upon the receipt of written notice from Messrs. Wong and Chai, UHT will advance and continue to advance, on VSSB’s behalf, funds up to the aggregate amount of the purchase price of the oil palm plantation as set forth in the Land Purchase Agreement.  Messrs. Wong and Chai are obligated to transfer their VSSB securities upon the consummation of the Land Purchase Agreement.  Prior to such consummation, Messrs. Wong and Chai are obligated, among other things, to safeguard and protect all assets of VSSB, including the oil palm plantation in accordance with the terms of the Rental Agreement.  UHT expects to consummate the Land Purchase Agreement within the next 12 to 15 months.

Current Business Segments

We currently operate in three business segments: (i) the design, development and operation of one or more technologies which enable a community of users to engage in social networking, research and e-commerce on a mobile platform, or the m-commerce business; (ii) the distribution of consumer goods such as high-end timepieces to distributors, independent retailers and individual end-users; and (iii) the operation of an oil palm plantation, or our oilseeds business.  Our m-commerce and consumer goods distribution businesses were launched in July 2010 and October 2010, respectively.  We commenced operations of our oil palm plantation business in July 2011.  We conduct our software development and distribution and product distribution businesses through UHT and our oilseeds business through VSSB, our VIE.

As a result of our oil palm plantation acquisition in July 2011, we have shifted our focus to establishing our new oilseeds business. We expect to scale back our m-commerce and product distribution businesses and anticipate winding down, selling or otherwise disposing of our m-commerce operations in the near future as the opportunity arises.  We intend to continue to seek business opportunities in the castor oil and palm oil industries with a focus on the acquisition, lease or management of existing castor oil and palm oil plantations located in Asia.  We are not parties to any binding agreements or commitments regarding any such disposition, acquisition or business venture, and there can be no assurance that we will be able to successfully consummate such disposition, acquisition or business venture.

Results of Operations

Comparison of the three months ended July 31, 2011 to the three months ended July 31, 2010

The following table shows our revenues by type for the three months ended July 31, 2011 compared to the three months ended July 31, 2010.

	For the Three Months Ended July 31,		$	%
	2011	2010	Change	Change

Net Revenues	$300,569	$-	$300,569	NM
Software sales	295,987	-	295,987	NM
Product sales	4,582	-	4,582	NM
Cost of revenue	14,764	-	14,764	NM
Gross profit	285,805	-	285,805	NM
General and administrative expenses	280,680	13,728	266,952	1,945%
Other Income	8,165	-	8,165	NM
Interest expense	499	-	499	NM
Income tax expense	64,721	-	64,721	NM
Net loss	(51,930)	(13,728)	38,202	278%
*NM means not meaningful

Revenue.   We generated net revenue of $300,569 for the three months ended July 31, 2011 with software sales accounting for $295,987, or 98.5% of net revenues, and product sales accounting for $4,582, or 1.5% of net revenues.  We acquired our oilseeds operations in July 2011 and did not generate any revenue for the same period ended July 31, 2011.  As we shift our focus to our oilseeds business, we anticipate revenues from our oilseeds business segment to increase and revenues from our m-commerce and product distribution business segments to gradually decrease.  We did not generate any revenues for the three months ended July 31, 2010.   Prior to the launch of our business operations in July 2010, we were a development stage company with minimal revenues.

Cost of Revenue.  Our cost of revenue for the three-month period ended July 31, 2011 was $14,764 as compared to $0 for the same period in 2010.  Cost of revenue as a percentage of net revenue was approximately 4.9% for the three months ended July 31, 2011, as compared to 0% for the same period in 2010.  The increase is primarily attributable to the operation of our software and product distribution businesses.  Cost of revenue consisted primarily of costs of labor that are directly attributable to the sale of software.

Gross Profit.  We achieved a gross profit of $285,805 for the three months ended July 31, 2011, as compared to $0 for the same period in 2010.  The increase is attributable to the sale of our software products to three customers during the three months ended July 31, 2011.

General and Administrative Expenses (“G&A”).  We incurred G&A expenses of $280,680 for the three months ended July 31, 2011, representing an increase of $266,952, as compared to $13,728 for the three months ended July 31, 2010.  The increase in G&A is primarily attributable to stock based compensation to our Executives in the amount of $60,000, the setup cost for our operation of the oil palm plantation business and the operation of our software and product distribution businesses during the three months ended July 31, 2011.  As of July 31, 2011, we were committed to issue 110,610 shares of our common stock to the Executives.  These shares were issued on September 7, 2011.  G&A as a percentage of net revenue was 93.4% for the three months ended July 31, 2011.

Other Income (Expense).  We generated other income of $8,165 for the three months ended July 31, 2011, as compared to $0 for the same period ended July 31, 2010.  The other income is attributable to dividend income in lieu of stock of $1,989 and gain on disposal of marketable securities of $6,176.  We incurred interest expenses of $499 for the three months ended July 31, 2011, as compared to $0 for the three months ended July 31, 2010.  The increase in other expense is attributable primarily to interest incurred in connection with financing the purchase of a motor vehicle on or about the commencement of our business operations.

Income Tax Expense.  We recorded income tax expenses of $64,721 for the three months ended July 31, 2011, as compared to $0 for the three months ended July 31, 2010.  The increase is primarily attributable to the revenue generated from the operation of our software and product distribution businesses in the three months ended July 31, 2011.  Tax expense as a percentage of income before income tax was approximately 506% for the three months ended July 31, 2011.

Comparison of the nine months ended July 31, 2011 to the nine months ended July 31, 2010

The following table shows our revenues by type for the nine months ended July 31, 2011 compared to the nine months ended July 31, 2010.

	For the Nine Months Ended July 31,		$	%
	2011	2010	Change	Change

Net Revenues	$1,541,030	$-	$1,541,030	NM
Software sales	783,971	-	783,971	NM
Product sales	757,059	-	757,059	NM
Cost of revenue	718,878	-	718,878	NM
Gross profit	822,152	-	822,152	NM
General and administrative expenses	537,218	13,903	523,315	3,764%
Other Income	8,165	-	8,165	NM
Interest expense	1,480	-	1,480	NM
Income tax expense	153,218	-	153,218	NM
Net income (loss)	138,401	(13,903)	152,304	1,095%
*NM means not meaningful

Revenue.  We generated net revenue of $1,541,030 for the nine months ended July 31, 2011 with software sales accounting for $783,971, or 50.9% of net revenues, and product sales accounting for $757,059, or 49.1% of net revenues.  We acquired our oilseeds operations in July 2011 and did not generate any revenue for the same period ended July 31, 2011.  As we shift our focus to our oilseeds business, we anticipate revenues from our oilseeds business segment to increase and revenues from our m-commerce and product distribution business segments to gradually decrease.  We did not generate any revenues for the nine months ended July 31, 2010.   Prior to the launch of our business operations in July 2010, we were a development stage company with minimal revenues.

Cost of Revenue.  Our cost of revenue for the nine-month period ended July 31, 2011 was $718,878 as compared to $0 for the same period in 2010.  Cost of revenue as a percentage of net revenue was approximately 46.6% for the nine months ended July 31, 2011, as compared to 0% for the same period in 2010.  The increase is attributable to the operation of our software and product distribution businesses.  Cost of revenue consisted primarily of software purchases from Gaeawave Sdn. Bhd., which is controlled by Chai Kok Wai, a director of UHT, in the amount of $98,217 (or approximately 13.7% of the cost of revenue), other software purchase costs from unrelated parties, product costs and costs of labor that are directly attributable to the sale of software and luxury consumer products.

Gross Profit.  We achieved a gross profit of $822,152 for the nine months ended July 31, 2011, as compared to $0 for the same period in 2010.  The increase is attributable to the operation of our software and product distribution businesses during the nine months ended July 31, 2011.

General and Administrative Expenses (“G&A”).  We incurred G&A expenses of $537,218 for the nine months ended July 31, 2011, representing an increase of $523,315 as compared to $13,903 for the nine months ended July 31, 2010.  The increase in G&A is primarily attributable to stock based compensation to our Executives in the amount of $70,000, the setup cost for our operation of the oil palm plantation business and the operation of our software and product distribution businesses during the nine months ended July 31, 2011.  As of July 31, 2011, we were committed to issue 110,610 shares of our common stock to the Executives.  These shares were issued on September 7, 2011.  G&A as a percentage of net revenue was 34.9% for the nine months ended July 31, 2011.

Other Income (Expense).  We generated other income of $8,165 for the nine months ended July 31, 2011, as compared to $0 for the same period ended July 31, 2010.  The other income is attributable to dividend income in lieu of stock of $1,989 and gain on disposal of marketable securities of $6,176.  We incurred interest expense of $1,480 for the nine months ended July 31, 2011, as compared to $0 for the nine months ended July 31, 2010.  The increase in other expense is attributable primarily to interest incurred in connection with financing the purchase of a motor vehicle on or about the commencement of our business operations.

Income Tax Expense.  We recorded income tax expenses of $153,218 for the nine months ended July 31, 2011, as compared to $0 for the nine months ended July 31, 2010.  The increase is primarily attributable to the revenue generated from the operation of our software and product distribution businesses in the nine months ended July 31, 2011.  Tax expense as a percentage of income before income tax was approximately 52.5% for the nine months ended July 31, 2011.

Liquidity and Capital Resources

Sources of Liquidity.  We generated net income of $138,401 for the nine months ended July 31, 2011.  To date, we have financed our operations through private placements of our common stock which are summarized below:

Private Placement Transactions	Gross Proceeds
Sale of 999,998 UHT shares of common stock on 9/30/2010	$323,760
Sale of 1,500,000 shares of the Company’s common stock on 9/27/2010	$150,000
Sale of 80,000,000 shares of the Company’s common stock on 11/15/2010	$800,000
Sale of 400,000,000 shares of the Company’s common stock on 2/8/2011	$4,000,000
Total:	$5,273,760

Net Cash Provided By Operating Activities.  For the nine months ended July 31, 2011, net cash provided by operating activities was $319,521 which consisted primarily of net income of $138,401, stock based compensation of $70,000, dividend income of $1,989, depreciation of $27,400, a gain of $6,176 from disposal of marketable securities, a decrease in accounts receivable of $107,155 and an increase in income tax payables of $153,477, offset by an increase of deposits and other receivables of $59,157 and a decrease in accounts payable and accrued liabilities of  $109,132.  For the nine months ended July 31, 2010, net cash provided by operating activities was $123,594, which consisted of net loss of $13,903, depreciation of $1,014 and an increase in accounts payable and accrued liabilities of $155,114, offset by an increase of deposits and other receivables of $18,631.

Net Cash Used in Investing Activities.  For the nine months ended July 31, 2011, net cash used in investing activities was $2,790,536, $1,856,762 of which was used to purchase of marketable securities, $799,674 of which was placed as a deposit to purchase our oil palm plantation and $134,100 of which was used to purchase of plant and equipment.  Our portfolio of marketable securities consist of securities listed on the Bursa Malaysia and are selected and managed internally by management.  During the nine months ended July 31, 2010, net cash used in investing activities consisted of $67,606 used in the purchase of plant and equipment.

Net Cash Provided By Financing Activities.  For the nine months ended July 31, 2011, net cash provided by financing activities was $4,847,667, consisting primarily of $4,800,000 from the sale of our common stock, $54,142 of advances from Mr. Wong, our Chief Executive Officer and director, and offset by payments of $6,475 on a finance lease.  During the comparable period ended July 31, 2010, net cash provided by financing activities was $300,083, consisting of $300,497 from the sale of our common stock and $414 of repayments to Mr. Wong of previously made advances.

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

We believe that the net proceeds from our recent private placement transactions, together with our existing cash, will be sufficient to enable us to fund our operating expenses and capital expenditure requirements through the end of the second calendar quarter of 2012.  We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect, especially if we acquire one or more businesses or choose to expand our product development efforts more rapidly than we presently anticipate.  In addition, we may decide to raise additional funds even before we need them if the conditions for raising capital are favorable.  In such event, we may finance our future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements.  We may also seek to sell additional equity or debt securities or obtain one or more credit facilities.  We do not currently have any commitments for future external funding.

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

Basis of consolidation

The condensed consolidated financial statements include the accounts of PGCG and its subsidiary and VIE. All significant inter-company balances and transactions between the Company and its subsidiary and VIE have been eliminated upon consolidation.

The Company has adopted the Accounting Standards Codification (“ASC”) Topic 810-10-25, “Variable Interest Entities” (“ASC 810-10-25”). ASC 810-10-25 requires a variable interest entity or VIE to be consolidated by the Company if that company is subject to a majority of the risk of loss for the VIE or is entitled to receive a majority of the VIE’s residual returns.

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

Revenue recognition

Revenues from the sale of software and product sales are recognized and billed upon delivery of the product provided that persuasive evidence of an arrangement exists, collection is probable, payment terms are fixed or determinable and no significant obligations remain, in accordance with ASC Topic 605, “Revenue Recognition”.

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

The Company also follows the guidance of ASC Topic 820-10, “Fair Value Measurements and Disclosures” ("ASC 820-10"), with respect to financial assets and liabilities that are measured at fair value. ASC 820-10 establishes a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value as follows:

•	Level 1: Observable inputs such as quoted prices in active markets;

•	Level 2: Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

•	Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations

ITEM 3                   Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

ITEM 4                   Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer.  Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures, subject to limitations as noted below, as of July 31, 2011, and during the period prior to and including the date of this report, were effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes In Internal Control Over Financial Reporting

            There have been no material changes in internal control over financial reporting that occurred during the fiscal quarter ended July 31, 2011, that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

ITEM 2                   Unregistered Sales of Equity Securities and Use of Proceeds
            None.

ITEM 3                   Defaults upon Senior Securities

None.

ITEM 4                   (Removed and Reserved)

ITEM 5                   Other Information

None.

ITEM 6                   Exhibits

Exhibit No.	Name of Exhibit
2.1	Articles of Exchange (1)
2.2	Share Exchange Agreement, dated December 6, 2010, by and between Home Touch Holding Company, on the one hand, and Union Hub Technology Sdn. Bhn., Wooi Khang Pua and Kok Wai Chai, on the other hand (2)
2.3	Share Exchange Agreement, dated January 26, 2009, by and between Home Touch Holding Company and Home Touch Limited (3)
3.1	Amended and Restated Articles of Incorporation of Home Touch Holding Company (Incorporated by reference from Exhibit 2.1 hereto)
3.2	Amended and Restated Bylaws of Home Touch Holding Company (4)
4.1	Form of common stock certificate (1)
21	List of Subsidiaries (2)
31.1	Certification of Chief Executive Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.*
31.2	Certification of Principal Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document*
101.SCH	XBRL Schema Document*
101.CAL	XBRL Calculation Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*
101.LAB	XBRL Label Linkbase Document*
101.PRE	XBRL Presentation Linkbase Document*
______________________
*  Filed herewith.

(1)	Incorporated by reference from our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on February 22, 2011.
(2)	Incorporated by reference from Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 7, 2010.
(3)	Incorporated by reference from Amendment No. 2 to our registration statement filed on Form S-1 with the Securities and Exchange Commission on September 2, 2009.
(4)	Incorporated by reference from Exhibit 2 to the Definitive Information Statement on Schedule 14C filed with the Securities and Exchange Commission on January 5, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

	By:	/s/ Weng Kung Wong
Weng Kung Wong
Chief Executive Officer

	By:	/s/ Liong Tat Teh
Liong Tat Teh
Date: September 14, 2011		Chief Financial Officer