Form 10-K
period 2011-10-31
PRIME GLOBAL CAPITAL GROUP Inc
filed 2012-01-31
CIK 1462047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ____________

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐     No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding at January 17, 2012
Common Stock, $.001 par value per share	500,110,613 shares

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

These risks and uncertainties include international, national, and local general economic and market conditions; our ability to sustain, manage, or forecast growth, our ability to successfully make and integrate acquisitions, new product development and introduction, existing government regulations and changes in, or the failure to comply with, government regulations, adverse publicity, competition, the loss of significant customers or suppliers, fluctuations and difficulty in forecasting operating results, change in business strategy or development plans, business disruptions, the ability to attract and retain qualified personnel, and the risk of foreign currency exchange rate.  Although the forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by them.  In light of these risks and uncertainties, you are cautioned not to place undue reliance on these forward-looking statements. Except as required by law, we undertake no obligation to announce publicly revisions we make to these forward-looking statements to reflect the effect of events or circumstances that may arise after the date of this report. All written and oral forward-looking statements made subsequent to the date of this report and attributable to us or persons acting on our behalf are expressly qualified in their entirety by this section.

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

Change in Control, Disposition of Smart Home Business and Acquisition of UHT and New Business

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

A change of control occurred in connection with the sale of such shares.  David Ng and Stella Wai Yau resigned from their positions as President and Chief Executive Officer of the Company, and as Chief Financial Officer, Chief Operating Officer and Secretary of the Company effective November 15, 2010.  The following individuals were appointed to serve as executive officers and directors of the Company:

Name	Office
Weng Kung Wong	Chief Executive Officer, Director
Liong Tat Teh	Chief Financial Officer, Director
Sek Fong Wong	Secretary, Director

On December 6, 2010, we consummated a share exchange, or the Share Exchange, pursuant to which Wooi Khang Pua and Kok Wai Chai, or the UHT Shareholders, transferred to us all of the issued and outstanding shares of Union Hub Technology Sdn. Bhd., a company organized under the laws of Malaysia, or UHT, in exchange for the issuance of 16,500,000 shares of our common stock, par value $0.001 per share, or the Common Stock.  The Share Exchange was made pursuant to the terms of a Share Exchange Agreement, or the Exchange Agreement, by and among, and the Company, the UHT Shareholders and UHT.  As result of the Share Exchange, UHT became our wholly owned subsidiary.  We relied on the exemption from registration pursuant to Section 4(2) of, and Regulation D and/or Regulation S promulgated under, the Securities Act of 1933, as amended, or the Securities Act, in issuing the UHT Shares. Messrs. Pua and Chai are directors of UHT, and each beneficially owns 4.98% of our issued and outstanding common stock.

Concurrently with the Share Exchange, we sold to Up Pride Investments Limited, a British Virgin Islands limited liability company owned by David Gunawan Ng, and Magicsuccess Investments Limited, a British Virgin Islands limited liability company owned by Stella Wai Yau, all of the issued and outstanding securities of HTL for cash consideration of $20,000.  In connection with the sale, Mr. Ng and Ms. Yau, our former founders and executive officers, resigned from their positions on our board of directors.  Our smart home business was conducted through HTL, and as result of the sale, we ceased our smart home business operations.  The sale of HTL securities was made pursuant to the terms of a Common Stock Purchased Agreement, or the Common Stock Purchase Agreement, by and among the Company, HTL, Up Pride Investments Limited and Magicsuccess Investments Limited.  We relied on the exemption from registration pursuant to Section 4(2) of, and Regulation D and/or Regulation S promulgated under, the Securities Act of 1933, as amended, or the Securities Act, in selling the HTL securities.

The foregoing descriptions of the Exchange Agreement and Common Stock Purchase Agreement are qualified in their entirety by reference to such agreements which are filed as Exhibits 2.2 and 10.1 to this Annual Report, respectively, and are incorporated herein by reference.

UHT launched its m-commerce and consumer goods distribution businesses in July 2010 and October 2010, respectively.  Our m-commerce business was focused on developing proprietary technologies to enable a community of users to easily and conveniently engage in social networking, e-commerce and research on secure online and mobile platforms.  Our distribution business was focused on distributing consumer goods to independent retailers and buyers and merchants in our m-commerce community.

On January 25, 2011, we changed our name to Prime Global Capital Group Incorporated and increased our authorized capital to 1,000,000,000 shares of common stock and 100,000,000 shares of preferred stock.

On July 13, 2011 and September 1, 2011, we established Power Green Investments Limited and PGCG Properties Investment Limited, respectively in British Virgin Islands (BVI) with paid-in capital of $1 each. Both companies are registered as a limited liability company for investment holding purpose. Currently, both companies are inactive.

Our New Oilseeds Business

We began actively seeking business opportunities in the oilseeds industry in fiscal year 2011.  In July 2011, Virtual Setup Sdn. Bhd., a company organized under the laws of Malaysia, or VSSB, which is owned by PGCG Plantations Sdn. Bhd. PGCG Plantations Sdn. Bhd. is owned in equal parts by Messrs. Wong, our Chief Executive Officer and director, and Chai, UHT’s director.   VSSB obtained the right to purchase and operate a mature palm oil plantation located in Malaysia pursuant to the terms of a Sale and Purchase Agreement, or Land Purchase Agreement, and an Agreement for Rental of Oil Palm Land, or Rental Agreement.  In August 2011, we entered into a binding Memorandum of Understanding, or MOU, to acquire VSSB upon VSSB’s consummation of the Land Purchase Agreement.  We expect the consummation of the Land Purchase Agreement to occur within the next 6 months.  VSSB is considered a variable interest entity of the Company currently and has been consolidated into the financial statements. Messrs. Wong and Chai serve as directors of VSSB.

On December 8, 2011, we entered into a Memorandum of Understanding, or the Thailand MOU, with Mr. Wichai Samphantharat, Chief District Officer of Srira Cha province, Thailand, pursuant to which the Srira Cha province government agreed to allocate to the Company 20 Rai (approximately 8 acres) of land to plant castor seeds on a trial basis.  We agreed to provide castor seeds for cultivation by contract farmers and purchase the castor beans cultivated at the trial planting site.

Upon the satisfaction of the provincial government and the farmers with the trial planting, the provincial government will allocate additional lands with a goal of reaching 500,000 Rai over a period of five years and promote and support the cultivation of castor among independent farmers.  Once a planting area of 4,000 Rai has been achieved, the Company intends to obtain the government’s approval to build and operate a castor processing plant with the goal of building and operating two castor processing plants over such five year period.  Similar to the trial planting, we intend to purchase the castor beans cultivated by the contract farmers on the allocated land.

The foregoing descriptions of the MOU, Land Purchase Agreement, Rental Agreement and Thailand MOU are qualified in their entirety by reference to such agreements which are filed as Exhibits 10.6, 10.7, 10.8 and 10.9 to this Annual Report, respectively, and are incorporated herein by reference.

Anticipated Real Estate Purchases

In light of the opportunities presented by our oilseeds business, our management elected to significantly focus on our oilseeds business.  We intend to seek additional business opportunities in the castor oil and palm oil industries with a focus on the acquisition, lease or management of existing castor oil and palm oil plantations located in Asia.  Except for agreements and commitments described in the MOU, Land Purchase Agreement, Rental Agreement and Thailand MOU, we are not parties to any other binding agreements or commitments regarding any such disposition, acquisition or business venture, and there can be no assurance that we will be able to successfully consummate such disposition, acquisition or business venture.

We are also in discussions to purchase commercial real estate located in Kuala Lumpur, Malaysia.  While we have not entered into any binding agreements or commitments regarding any such acquisition, we do anticipate making one or more real estate acquisitions in the very near future.  There can be no assurance, however, that we will be able to successfully consummate such acquisition in the near future.

Approval to Initiate Uplisting Process

On December 12, 2011, our board of directors approved, authorized and directed our officers to initiate the process for listing shares of the Company’s common stock on one or more U.S. national securities exchanges including the NYSE Amex Equities Exchange.

A chart of our current corporate structure is set forth below:

VIE = Variable interest equity

Description of Our Oilseeds Business

Palm Oil Plantation

Palm oil is an edible vegetable oil obtained by crushing the fruit of the palm oil tree, commonly referred to as fresh fruit bunches. Palm oil is one of seventeen major oils traded in the global edible oils and fats market and has broad commercial and industrial uses.  According to Oil World, 2011, palm oil accounted for approximately 27%, or approximately 47,520,000 tons, of the world’s annual consumption of 176 million tons of the 17 primary edible oils and fats in 2010/2011.  Global consumption of palm oil increased significantly from approximately 11,398,000 tons in 1990/1991 to approximately 47,520,000 tons in 2010/2011.

Crude palm oil (CPO) is extracted through a process of sterilizing and pressing of the palm oil tree’s fresh fruit bunches (FFB).  Each FFB can contain over a thousand individual fruits.  During the extraction process, seeds are separated from the fruit, and upon cracking the seed’s shell, the kernel inside is separated for further processing to yield palm kernel oil (PKO).  Derivatives of CPO and PKO are used throughout the world for many food and non-food applications including cooking oil, margarine, ice cream, non dairy creamer, soaps, detergents, animal feed, cosmetics and industrial lubricants.

Palm oil is one of the few perennial crops that is harvested all year round.  Palm oil trees require constant rain throughout the year and are limited to tropical environments located in the ten-degree belt around the equator such as South East Asia, West Africa and South America.  The largest producers of palm oil are Malaysia and Indonesia, which account for approximately 85 percent of annual global palm oil production.

The commercial life span of a palm oil tree is estimated to be up to 25 years. Palm oil is recognized as being significantly more productive due to its high oil yield per hectare compared to other edible oil sources, such as soybeans and rapeseed.  Palm oil, due to its high edible oil productivity per hectare, is one of the world’s most efficient crops for the production of edible oils, which is an important component of the human food supply. Palm oil can yield ten to fifteen times more edible oil per hectare than the leading alternatives such as soya, rapeseed, canola or corn.

We believe the palm oil industry is well positioned in the years ahead for the following reasons:

•
Demand for CPO, in common with other vegetable oils, has remained relatively robust, even through the current global economic turbulence. We believe that this is being driven by growing demand from the food industry which is anticipated to increase in line with expectations of higher GDP growth from the three key consuming/buying markets: China, India and the EU.  We believe that demand for vegetable oils is accelerating, due largely to income growth in populous regions and the influence of biodiesel programs.

•
We believe that per capita vegetable oil consumption in developing Asian countries remains low relative to other more developed nations. As per capita income increases in these developing nations, we expect that the demand for palm oil will increase, as the population is able to consume more foods that use palm oil (especially packaged foods such as chocolates, creamers and fast food).

•
Environmental concerns and the increasing price of crude mineral oils have resulted in a worldwide trend to utilize vegetable oils such as rapeseed oil, soybean oil and palm oil for the production of biofuels and electricity.  We believe that the growth in the production of biodiesel will be particularly pronounced in Asia.  In addition, biofuel initiatives in Europe, such as the edible oil requirement for food, are causing an increase in demand for vegetable oils, primarily rapeseed, by biofuel producers.  In turn, we anticipate that Europe’s demand for palm oil will increase in food processing, as locally produced oil crops are diverted for biofuel usage.

•	We also expect industrial palm oil use to grow given its increasing use as an oleo chemical and biodiesel feedstock.

VSSB, our VIE, manages and operates our palm oil plantation in Malaysia.  Our plantation cultivates and distributes FFBs to third party oilseed processors located in Malaysia that extract, refine and resell palm oil.  The byproducts of the refinery process are sold to other manufacturers further downstream to produce various derivative products.

As our cultivation operations expand, we anticipate building or acquiring one or more oil mills to extract CPO and PKO from FFB cultivated on our own plantation and on smaller local plantations.  The CPO and PKO will be sold to third party refineries and other market participants in bulk.

Contract Farming of Castor Crops

Castor oil is a non-edible fatty oil extracted from seeds of castor crops by pressing followed by solvent extraction.  A broad range of innovative chemicals and end use products are generated from castor oil.  These chemicals and products have widespread applications in agricultural, cosmetics, electronics and telecommunications, food, lubricant, paper and ink, perfume, paints and adhesive, pharmaceutical, plastics, polymers and rubber industries.

India is by far the largest producer and exporter of castor oil, followed by China and Brazil. However, many other countries – especially from South East Asia, Africa and South America - are showing significant interest in being large-scale producers of castor crop, castor oil and castor chemicals.  The largest importers of castor oil are China, Europe and the United States.

Compared to many other crops, castor crop requires relatively fewer inputs such as water, fertilizers and pesticide and can be grown on marginal land.  At the same time, crop yields can be significantly improved through application of proper procedures during sowing and maintenance and use of high-yield hybrid varieties.

Prime Global Capital Group Incorporated also plans to manage and operate castor seed operations. Subsequent to year end, we recently initiated a trial contract farming arrangement for castor crops in Thailand.  On December 8, 2011, we entered into a MOU to commence trial planting of castor crops with independent contract farmers on 20 Rai (approximately 8 acres) of land in Srira Cha province, Thailand.  We expect to commence trial planting in Srira Cha province, Thailand, in the first quarter of 2012.

Our contract farming model offers the following features:

•	Free supply of seeds to farmers for sowing to mitigate their initial cost of cultivation;
•	Necessary technical and operational assistance on better cropping practices;
•	Organizing farmers' rallies and visits to demonstration plots;
•	Post-harvesting support of threshing, weighing, packing, transportation of the output procured from farmers;
•	Assured procurement price ahead of the actual cropping season, thereby mitigating the downside risks of the farmers with respect to market fluctuations; and
•	Prompt cash payment to farmers at the time of procurement.

Upon a successful trial planting, we hope to contract up to 500,000 Rai of land in Srira Cha over a period of five years.  Once we contract 4,000 Rai of land, we hope to build and operate one or more castor processing plants during such five year period.

Oil Seeds Pricing

CPO, PKO and castor oils are commodities traded in a worldwide competitive market with high pricing volatility.  Factors affecting pricing of these commodities (which in turn affect the prices for FFBs and castor seeds) include:

•	Estimated output based on the acreage, weather conditions and pest infestation etc.;
•	Shifting cropping patterns in producing countries;
•	Leftover stocks from the previous years’ production after meeting the demand;
•	Consumption and export pattern;
•	Energy prices; and
•	Government policies and intervention.

If energy prices remain high with crude oil prices being maintained at US$100 per barrel, we believe that prices of all vegetable oils are likely to increase as vegetable oil prices are expected to remain linked to prices in the fuel sector.  We further believe that the current financial crisis and the growing nexus between crude oil prices and vegetable oil prices brought on by the increased reliance on oils for biofuels will exacerbate the pricing volatility and uncertainty already inherent in our industry.

Because we do not exert significant pricing power over our products, we expect margin expansion to occur through more cost effective manufacturing processes or by way of value addition, branding and retail packaging.  We do not, however, have any current plans to brand our products or seek retail customers.

Distribution

Customers of our oilseeds business principally consist of oilseed processors, refineries and oilseed product manufacturers.  Our products are distributed in bulk from our plantations directly to our customers’ facilities.  Initially, we intend to transport our products through third party transportation systems.  As our oilseeds business expands, we may explore developing our own transportation system by acquiring or leasing trucks, trailers, railroad tank and hopper cars.

Marketing, Sales and Support

We do not and have no immediate plans to engage in marketing activities as our FFBs are sold in bulk to extractors and processors.  Our former sales and support staff now focus on identifying land for the cultivation of our oil seeds.

Major Customers

We generated net revenues of $3,753,063 during the fiscal year ended October 31, 2011.  We derived approximately 77%, 20% and 3% of our revenues from the provision of software products and services, the distribution of consumer products, and plantation sales respectively, to our customers located in Malaysia and Singapore.  We are not a party to any long-term agreements with our customers.  During the fiscal year ended October 31, 2011, the following three customers accounted for 10% or more of our total net revenues:

Name of Customer	Business Segment	Amount of Net Revenues	Percentage of Total Net Revenues
Ideahom Centre	Software	$2,005,140	53%
Legend Venture Pte. Ltd.*	Product Distribution	756,133	20%
Crystal Dimension Pte. Ltd.*	Software	490,094	13%
Total		$3,251,367	86%

During the seven months ended October 31, 2010, the following three customers accounted for 10% or more of our total net revenues:

Name of Customer	Business Segment	Amount of Net Revenues	Percentage of Total Net Revenues
Legend Venture Pte. Ltd.*	Product Distribution	$246,759	46%
Tasystems Sdn. Bhd.*	Software	144,332	27%
Magic Multimedia Sdn. Bhd.	Software	72,022	13%
Total		$463,113	86%

*Legend Venture Pte. Ltd., Crystal Dimension Pte. Ltd. and Tasystems Sdn. Bhd. are affiliated entities.  Each of the two directors of Legend Venture Pte. Ltd. beneficially own 4.8% and 4.7%, respectively, of our issued and outstanding common stock, or 9.5% in the aggregate.  Each of the three directors of Crystal Dimension Pte. Ltd. beneficially owns 4.8%, 4.7% and 0.8%, respectively, of our issued and outstanding common stock, or 10.3% in the aggregate.  Each of the two directors of Tasystems Sdn. Bhd. beneficiallys own 0.16% and 0.87%, respectively, of our issued and outstanding common stock, or 1.03% in the aggregate.

Key Vendors

We are not parties to a long-term agreement with our major vendors.  We expect to continue engaging the services of these vendors in the near future.  As we grow, we anticipate acquiring or developing the capacity to develop our technologies internally.  We do not anticipate difficulties in locating alternative developers and other vendors as needed.

During the fiscal year ended October 31, 2011, three vendors accounted for 10% or more of our purchases:

Vendor	Amount of Net Revenues	Percentage of Total Net Revenues
WataTime	$445,646	54%
Cheong Lei	150,419	18%
Gaeawave Sdn. Bhd. *	104,147	13%
Total	$700,212	85%

During the seven months ended October 31, 2010, three vendors accounted for 10% or more of our purchases:

Vendor	Amount of Net Revenues	Percentage of Total Net Revenues
MWPAY Sdn. Bhd. *	$172,165	47%
Liew Choon Fook	112,690	30%
Tong Hei	82,542	22%
Total	$367,397	99%

*Gaeawave Sdn. Bhd. and MW Pay Sdn. Bhd. are affiliated entities.  Mr. Chai, UHT’s director, served as a director of Gaeawave Sdn. Bhd. until December 21, 2011, and beneficially owns 4.98% of our issued and outstanding common stock.  The remaining former director of Gaeawave Sdn. Bhd. served as a director until December 21, 2011, and beneficially owns 4.94% of our issued and outstanding common stock.   Mr. Wong, our Chief Executive Officer and director, is a director of MW Pay Sdn. Bhd. and beneficially owns 9.1% of our issued and outstanding common stock.  The remaining director of MW Pay Sdn. Bhd. owns 0.8% of our issued and outstanding common stock.

Competition and Market Position

Our business is characterized by intense competition, pricing volatility and foreign currency risks.  Our competitors range from small-scale operators to fully integrated multinational enterprises with significant financial, technical, sales, marketing and other resources.  In addition to palm oil and castor oil producers, our competitors also include producers of alternative vegetable oils such as soybean, rapeseed, cottonseed, peanut, sunflower seed and corn oils.

Market fundamentals that affect supply and demand of our products include land shortages, water constraints, climate change, global warming, low operating margin, inadequate quality control and quality assurance mechanisms leading to adulteration, food laws and poor implementation and low depth liquidity in futures markets.  Non-fundamental factors include politics, inflation, investor interest, government policies and liquidity.

Multinational corporations are able to take advantage of economies of scale that allow them to command high quality with lower costs, access cheaper credit, minimize losses and decrease input costs.  Multinational corporations also tend to have a greater ability to absorb volatility in production and pricing and respond to uncertainty.  We believe that the current financial crisis, global volatility in commodity prices and the growing nexus between crude oil prices and vegetable oil prices brought on by the increased reliance on oils for biofuels have only served to exacerbate the volatility and uncertainty already inherent in our industry.

We believe that our competitive position will depend on our ability to mitigate volatility and uncertainty in our industry.  We hope to achieve this by obtaining economies of scale, implementing development plans, obtaining and maintaining protection of our intellectual property, recruiting and retaining qualified personnel and securing adequate capital resources.  While we expect to compete primarily on the basis of pricing, we believe that the diversion of vegetable oil for use as biofuels will offer us an opportunity to achieve and sustain an acceptable margin of return for the foreseeable future.

Intellectual Property

We attach great importance to protecting our investment in the research and development of our products and technologies.  We intend to seek the widest possible protection for significant product and process developments in our major markets through a combination of trade secrets, trademarks, copyrights and patents, if applicable.  We anticipate that the form of protection will vary depending upon the level of protection afforded by the particular jurisdiction.  Currently, our revenue is derived principally from our operations in Malaysia where intellectual property protection may be limited and difficult to enforce.  In such instances, we may seek protection of our intellectual property through measures taken to increase the confidentiality of our findings.

We intend to register trademarks as a means of protecting the brand names of our companies and products.  We intend protect our trademarks against infringement and also seek to register design protection where appropriate.

We rely on trade secrets and unpatentable know-how that we seek to protect, in part, by confidentiality agreements.  Our policy is to require some of our employees to execute confidentiality agreements upon the commencement of employment with us. These agreements provide that all confidential information developed or made known to the individual during the course of the individual’s relationship with us is to be kept confidential and not disclosed to third parties except in specific limited circumstances.  The agreements also provide that all inventions conceived by the individual while rendering services to us shall be assigned to us as the exclusive property of our company.  There can be no assurance, however, that all persons who we desire to sign such agreements will sign, or if they do, that these agreements will not be breached, that we would have adequate remedies for any breach, or that our trade secrets or unpatentable know-how will not otherwise become known or be independently developed by competitors.

Government Regulation

We are subject to a number of foreign and domestic laws and regulations that affect agricultural production and distribution.  Taxes, tariffs, duties, subsidies and incentives and import and export restrictions on agricultural commodities and commodity products, foreign and domestic policies regarding genetically modified organisms, renewable fuel, and low carbon fuel mandates can influence the planting of certain crops, the location and size of crop production, and the volume and types of imports and exports.  These factors all affect the viability and volume of production of the Company’s products, and industry profitability.

International trade disputes can adversely affect agricultural commodity trade flows by limiting or disrupting trade between countries or regions. Future government policies may adversely affect the supply of, demand for, and prices of the Company’s products, restrict the Company’s ability to do business in its existing and target markets, and can negatively impact the Company’s revenues and operating results.

Seasonality

We are subject to seasonality in the growing cycles, procurement, and transportation of our oilseeds.    Price variations and availability of raw agricultural commodities may cause fluctuations in our working capital levels.  In addition, these seasonal trends will likely cause fluctuations in our quarterly results, including fluctuations in sequential revenue growth rates.

Insurance

We maintain property, business interruption and casualty insurance which we believe is in accordance with customary industry practices in Malaysia, but we cannot predict whether this insurance will be adequate to fully cover all potential hazards incidental to our business.

Employees

As of January 6, 2012, we had 21 employees, all of which are full-time.  Our employees are in the following principal areas:

Operations – 5
Administrative / Finance – 9
Management– 3
Plantation operations – 4

All employees of the company are located in Malaysia.  None of our employees are members of a trade union.  We believe that we maintain good relationships with our employees, and have not experienced any strikes or shutdowns and have not been involved in any labor disputes.

We are required to contribute to the Employees Provident Fund under a defined contribution pension plan for all eligible employees in Malaysia between the ages of eighteen and fifty-five.  We are required to contribute a specified percentage of the participant’s income based on their ages and wage level.  The participants are entitled to all of our contributions together with accrued returns regardless of their length of service with the company.  For the year ended October 31, 2011 and seven months ended October 31, 2010, we contributed $30,250 and $3,781, respectively, to the Employees Provident Fund.  No contribution was made during fiscal year 2009 because the Company had no eligible employees for EPF for such period.

Corporation Information

Our principal executive offices are located at 11-2, Jalan 26/70A, Desa Sri Hartamas, 50480 Kuala Lumpur, Malaysia, telephone at +603 6201 3198, facsimile at +603 6201 3226.

ITEM 1A.  RISK FACTORS.

An investment in our securities involves a high degree of risk.  You should consider carefully the following information about these risks, together with the other information contained in this report before making an investment decision.  Our business, prospects, financial condition, and results of operations may be materially and adversely affected as a result of any of the following risks.  The value of our securities could decline as a result of any of these risks.  You could lose all or part of your investment in our securities.  Some of the statements in “Risk Factors” are forward looking statements.

Risks Related to Our Business

Because we have a limited operating history and limited experience in operating a palm oil plantation, it may be difficult to evaluate an investment in our stock.

We acquired our palm oil business in August 2011 and initiated our castor contract farming program in December 2011. To date, our revenues are not substantial enough to sustain us without additional capital injection if we determine to pursue a growth strategy before significant revenues are generated.  We face a number of risks encountered by early-stage companies, including our need to develop infrastructure to support growth and expansion, our need to obtain long-term sources of financing, and our need to manage expanding operations.  In addition, our management team has limited experience in managing and operating palm oil and castor plantations.  Our business strategy may not be successful, and we may not successfully address these risks.  If we are unable to sustain profitable operations, investors may lose their entire investment in us.

We expect to grow our business through acquisitions in the near future, which may result in operating difficulties, dilution, and other harmful consequences.

We expect to achieve our business plan through organic growth as well as acquisitions and investments.  We are in the process of evaluating an array of potential strategic transactions and expect to make one or more acquisitions in the near future.  These transactions may span unrelated industries and could be material to our financial condition and results of operations.  The process of integrating an acquired company, business, or technology may create unforeseen operating difficulties and expenditures.  The areas where we face risks include:

•	Implementation or remediation of controls, procedures, and policies at the acquired company;
•	Diversion of management time and focus from operating our business to acquisition integration challenges;
•	Cultural challenges associated with integrating employees from the acquired company into our organization;
•	Retention of employees from the businesses we acquire;
•	Integration of the acquired company’s accounting, management information, human resource, and other administrative systems;
•
Liability for activities of the acquired company before the acquisition, including patent and trademark infringement claims, violations of laws, commercial disputes, tax liabilities, and other known and unknown liabilities;

•	Litigation or other claims in connection with the acquired company, including claims from terminated employees, customers, former stockholders, or other third parties;
•
In the case of foreign acquisitions, the need to integrate operations across different cultures and languages and to address the particular economic, currency, political, and regulatory risks associated with specific countries; and

•	Failure to successfully further develop the acquired product, service or technology.

Our failure to address these risks or other problems encountered in connection with future acquisitions and investments could cause us to fail to realize the anticipated benefits of such acquisitions or investments, incur unanticipated liabilities, and harm our business generally.

Future acquisitions may also result in dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities, or amortization expenses, or write-offs of goodwill, any of which could harm our financial condition.  Also, the anticipated benefit of many of our acquisitions may not materialize.

If we are unable to successfully manage growth, our business and operating results could be adversely affected.

We expect the growth of our business and operations to place significant demands on our management, operational and financial infrastructure.  If we do not effectively manage our growth, the quality of our products and services could suffer, which could negatively affect our reputation and operating results.  Our expansion and growth in international markets heighten these risks as a result of the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal systems, alternative dispute systems, regulatory systems, and commercial infrastructures.  To effectively manage this growth, we will need to develop and improve our operational, financial and management controls, and our reporting systems and procedures.  These systems enhancements and improvements may require significant capital expenditures and management resources.   Failure to implement these improvements could hurt our ability to manage our growth and our financial position.

We are subject to risks associated with doing business globally including compliance with domestic and foreign laws and regulations, economic downturns, political instability and other risks that could adversely affect our operating results.

We conduct our businesses globally and have substantial assets located in several countries and geographic areas. Our oilseeds operations are in Malaysia and Thailand, and we intend to acquire commercial real estate in the United States.  We are required to comply with numerous and broad reaching laws and regulations administered by United States federal, state and local, and foreign governmental authorities.  We must also comply with other general business regulations such as those directed toward accounting and income taxes, anti-corruption, anti-bribery, global trade, handling of regulated substances, and other commercial activities, conducted by our employees and third party representatives globally.  Any failure to comply with applicable laws and regulations could subject us to administrative penalties and injunctive relief, and civil remedies including fines, injunctions, and recalls of our products.  In addition, changes to regulations or implementation of additional regulations may require us to modify existing processing facilities and/or processes, which could significantly increase operating costs and negatively impact operating results.

We operate in both developed and emerging markets which are subject to impacts of economic downturns, including decreased demand for our products, reduced availability of credit, or declining credit quality of our suppliers, customers, and other counterparties.  We anticipate that emerging market areas such as Thailand  could be subject to more volatile economic, political and market conditions.  Economic downturns and volatile conditions may have a negative impact on our operating results and ability to execute its business strategies.

Our operating results may be affected by changes in trade, monetary, fiscal and environmental policies, laws and regulations, and other activities of governments, agencies, and similar organizations.  These conditions include but are not limited to changes in a country’s or region’s economic or political conditions, trade regulations affecting production, pricing and marketing of products, local labor conditions and regulations, reduced protection of intellectual property rights, changes in the regulatory or legal environment, restrictions on currency exchange activities, currency exchange fluctuations, burdensome taxes and tariffs, enforceability of legal agreements and judgments, other trade barriers, and regulation or taxation of greenhouse gases.  International risks and uncertainties, including changing social and economic conditions as well as terrorism, political hostilities, and war, may limit our ability to transact business in these markets and may adversely affect our revenues and operating results.

Risk Factors Related to Our Newly Acquired Oilseeds Business

The availability and prices of the agricultural commodities and agricultural commodity products we procure, transport, store, process and merchandise can be affected by weather conditions, disease, government programs, competition, and various other factors beyond our control and may adversely affect our operating results.

The availability and prices of agricultural commodities are subject to wide fluctuations due to factors such as changes in weather conditions, disease, plantings, government programs and policies, competition, changes in global demand resulting from population growth and changes in standards of living, and global production of similar and competitive crops.  These factors have historically caused volatility in agricultural commodity prices which affects our operating results.  Reduced supply of agricultural commodities due to weather-related factors or other reasons could adversely affect our profitability by increasing the cost of raw materials and/or limit our ability to procure, transport, store, process, and merchandise agricultural commodities in an efficient manner.

Fluctuations in energy prices could adversely affect our operating results.

Our operating costs and the selling prices are sensitive to changes in energy prices.  Our farms are powered principally by electricity, natural gas, and coal.  Our transportation costs are dependent upon diesel fuel and other petroleum-based products.  Significant increases in the cost of these items may adversely affect our production costs and operating results.

Government policies and regulations, in general, and specifically affecting the agricultural sector and related industries, could adversely affect our operating results.

Agricultural production and trade flows are subject to government policies and regulations. Governmental policies affecting the agricultural industry, such as taxes, tariffs, duties, subsidies, incentives, and import and export restrictions on agricultural commodities and commodity products, including policies related to genetically modified organisms, renewable fuel, and low carbon fuel mandates, can influence the planting of certain crops, the location and size of crop production, whether unprocessed or processed commodity products are traded, the volume and types of imports and exports, the viability and volume of production of certain of our products, and industry profitability.  In addition, international trade disputes can adversely affect agricultural commodity trade flows by limiting or disrupting trade between countries or regions.  Future government policies may adversely affect the supply of, demand for, and prices of our products, restrict our ability to do business in its existing and target markets, and could negatively impact our revenues and operating results.

We are subject to industry-specific risk which could adversely affect our operating results.

We are subject to risks which include, but are not limited to, product quality or contamination; shifting consumer preferences; federal, state, and local food processing regulations; socially unacceptable farming practices; labor issues; environmental, health and safety regulations; and customer product liability claims.  The liability that could result from certain of these risks may not always be covered by, or could exceed liability insurance related to product liability and food safety matters maintained by us.  The occurrence of any of the matters described above could adversely affect our revenues and operating results.

We are exposed to potential business disruption, including but not limited to disruption of transportation services, supply of non-commodity raw materials used in its processing operations, and other impacts resulting from acts of terrorism or war, natural disasters, severe weather conditions, and accidents which could adversely affect our operating results.

Our operations rely on dependable and efficient transportation services.  A disruption in transportation services could result in difficulties supplying materials to our facilities and impair our ability to deliver products to our customers in a timely manner.  Certain factors which may impact the availability of non-agricultural commodity raw materials are out of our control including but not limited to disruptions resulting from economic conditions, manufacturing delays or disruptions at suppliers, shortage of materials, and unavailable or poor supplier credit conditions.

Our assets and operations could be subject to extensive property damage and business disruption from various events which include, but are not limited to, acts of terrorism or war, natural disasters and severe weather conditions, accidents, explosions, and fires. The potential effects of these conditions could impact our revenues and operating results.

Our business is capital intensive in nature and we rely on cash generated from our operations and external financing to fund our growth and ongoing capital needs.  Limitations on access to external financing could adversely affect our operating results.

We require significant capital to operate our current business and fund our growth strategy.  Our working capital requirements are directly affected by the price of agricultural commodities, which may fluctuate significantly and change quickly.  We also require substantial capital to maintain and upgrade our facilities, transportation assets and other facilities to keep pace with competitive developments, technological advances, regulations and changing safety standards in the industry.  Moreover, the expansion of our business and pursuit of acquisitions or other business opportunities may require significant amounts of capital.  If we are unable to generate sufficient cash flows or raise adequate external financing, it may restrict our current operations and our growth opportunities which could adversely affect our operating results.

Our risk management strategies may not be effective.

Our business is affected by fluctuations in agricultural commodity prices, transportation costs, energy prices, interest rates, and foreign currency exchange rates.  We engage in hedging strategies to manage these risks.  However, these hedging strategies may not be successful in mitigating our exposure to these fluctuations.

We have limited control over and may not realize the expected benefits of our equity investments and joint ventures.

We intend to enter into many joint ventures and investments of which we have limited control as to the governance and management activities of these investments.  We expect to benefit from these investments, which typically aim to expand or enhance the market for our products or offer other benefits including but not limited to geographic or product line expansion.  We may encounter unanticipated operating issues or financial results related to these investments that may impact our revenues and operating results.

Risks Related to our Operations in Malaysia

We are susceptible to economic conditions in Malaysia where our principal suppliers, users, merchants and advertisers are located.

Our business and assets are primarily located in Malaysia.  During the fiscal year ended October 31, 2011, 67% of our sales revenue was generated from customers located in Malaysia.  Our results of operations, financial state of affairs and future growth are, to a significant degree, subject to Malaysia’s economic, political and legal development and related uncertainties.  Our operations and results could be materially affected by a number of factors, including, but not limited to:

•	Changes in policies by the Malaysian government resulting in changes in laws or regulations or the interpretation of laws or regulations; changes in taxation,
•	changes in employment restrictions;
•	import duties, and
•	currency revaluation.

We expect our revenues to be paid in non-U.S. currencies, and if currency exchange rates become unfavorable, we may lose some of the economic value of the revenues in U.S. dollar terms.

Our oilseeds operations are conducted entirely in Malaysia and Thailand and our operating currency is the Malaysian Ringgit and the Thai Baht.  Since we conduct business in currencies other than U.S. dollars but report our financial results in U.S. dollars, we face exposure to fluctuations in currency exchange rates.  For instance, if currency exchange rates were to change unfavorably, the U.S. dollar equivalent of our operating income recorded in foreign currencies would be diminished.

We may implement hedging strategies, such as forward contracts, options, and foreign exchange swaps to mitigate this risk.  There is no assurance that our efforts will successfully reduce or offset our exposure to foreign exchange fluctuations.  Additionally, hedging programs expose us to risks that could adversely affect our financial results, including the following:

•	We have limited experience in implementing or operating hedging programs. Hedging programs are inherently risky and we could lose money as a result of poor trades;
•
We may be unable to hedge currency risk for some transactions or match the accounting for the hedge with the exposure because of a high level of uncertainty or the inability to reasonably estimate our foreign exchange exposures;

•
We may be unable to acquire foreign exchange hedging instruments in some of the geographic areas where we do business, or, where these derivatives are available, we may not be able to acquire enough of them to fully offset our exposure;

•
We may determine that the cost of acquiring a foreign exchange hedging instrument outweighs the benefit we expect to derive from the derivative, in which case we would not purchase the derivative and would be exposed to unfavorable changes in currency exchange rates;

•
To the extent we recognize a gain on a hedge transaction in one of our subsidiaries that is subject to a high statutory tax rate, and a loss on the related hedged transaction that is subject to a lower rate, our effective tax rate would be higher; and

•	Significant fluctuations in foreign exchange rates could greatly increase our hedging costs.

We anticipate increased exposure to exchange rate fluctuations as we expand the breadth and depth of our international sales.

In our financial statements, we translate our local currency financial results into U.S. dollars based on average exchange rates prevailing during a reporting period or the exchange rate at the end of that period.  To the extent the U.S. dollar strengthens against foreign currencies, the translation of these foreign currency denominated transactions could result in reduced revenue, operating expenses and net income for our international operations.  Similarly, to the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions could result in increased revenue, operating expenses and net income for our international operations.

Because our holding company structure creates restrictions on the payment of dividends, our ability to pay dividends is limited.

We are a holding company whose primary assets are our ownership of the equity interests in our subsidiaries.  We conduct no other business and, as a result, we depend entirely upon our subsidiaries’ earnings and cash flow.  If we decide in the future to pay dividends, as a holding company, our ability to pay dividends and meet other obligations depends upon the receipt of dividends or other payments from our operating subsidiaries.  Our subsidiaries and projects may be restricted in their ability to pay dividends, make distributions or otherwise transfer funds to us prior to the satisfaction of other obligations, including the payment of operating expenses or debt service, restrictions on the conversion of local currency into U.S. dollars or other hard currency and other regulatory restrictions.  If future dividends are paid in the Malaysian Ringgit, fluctuations in the exchange rate for the conversion of the Ringgit into U.S. dollars may adversely affect the amount received by U.S. stockholders upon conversion of the dividend payment into U.S. dollars.  We do not presently have any intention to declare or pay dividends in the future.  You should not purchase shares of our common stock in anticipation of receiving dividends in future periods.

It may be difficult for stockholders to enforce any judgment obtained in the United States against us, which may limit the remedies otherwise available to our stockholders.

All of our assets are located outside of the United States.  Moreover, a majority of our directors and officers are nationals or residents of Malaysia.  All or a substantial portion of the assets of these persons are located outside the United States.  As a result, it may be difficult for our stockholders to effect service of process within the United States upon these persons.  In addition, there is uncertainty as to whether the courts of Malaysia would recognize or enforce judgments of U.S. courts obtained against us or such officers and/or directors predicated upon the civil liability provisions of the securities law of the United States or any state thereof, or be competent to hear original actions brought in Malaysia against us or such persons predicated upon the securities laws of the United States or any state thereof.

Risks Related to Management, Stockholder Control and Our Securities

Our auditors have identified a material weakness in our internal control over financial reporting which, if not corrected, may adversely affect our ability to provide reliable financial reports.  Our management has limited experience serving as officers of a reporting act company listed on U.S. exchanges or the Over-the-Counter Bulletin Board which may increase the costs associated with remediating such material weakness and otherwise complying with the Sarbanes-Oxley Act.

Effective internal controls are necessary for us to provide reliable financial reports and to effectively prevent fraud.  We maintain a system of internal control over financial reporting, which is defined as a process designed by, or under the supervision of, our principal executive officer and principal financial officer, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

A material weakness is a control deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  We have identified the following internal control weakness.  We had not effectively implemented comprehensive entity-level internal controls and had not completed the documentation or testing of these controls at year end.

We cannot assure you that the measures we will take to remediate the identified material weakness will be successful or that we will implement and maintain adequate controls over our financial processes and reporting in the future as we continue our growth.  If we are unable to establish appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations, result in the restatement of our financial statements, harm our operating results, subject us to regulatory scrutiny and sanction, cause investors to lose confidence in our reported financial information and have a negative effect on the market price for shares of our common stock.

We depend heavily on key personnel, and the loss of such key personnel could harm our business.

Our future success depends in significant part upon the continued contributions of key members of our senior management team.  In particular, Weng Kung Wong, our Chief Executive Officer, and Liong Tat Teh, our Chief Financial Officer, are critical to our overall management and the continued development of our technology and strategic direction.  The loss of any of their services could have a material adverse effect on us.  We do not carry key-person life insurance on either of them.

We rely on highly skilled personnel and, if we are unable to retain or motivate key personnel or hire qualified personnel, we may not be able to grow effectively.

Our performance largely depends on the talents and efforts of highly skilled individuals.  Our future success depends on our continuing ability to identify, hire, develop, motivate, and retain highly skilled personnel for all areas of our organization.  Competition in our industry for qualified employees is intense, and our compensation arrangements may not always be successful in attracting new employees and retaining and motivating our existing employees.  Our continued ability to compete effectively depends on our ability to attract new employees and to retain and motivate our existing employees.

There may not be sufficient liquidity in the market for our securities in order for investors to sell their securities.

There is currently only a limited public market for our common stock and there can be no assurance that an active trading market will ever develop or be sustained in the future.

The market price of our Common Stock may be volatile.

The market price of our common stock may be highly volatile, as is the stock market in general, and the market for OTC Bulletin Board quoted stocks in particular.  Some of the factors that may materially affect the market price of our common stock are beyond our control, such as changes in financial estimates by industry and securities analysts, conditions or trends in the industry in which we operate or sales of our common stock.  These factors may materially adversely affect the market price of our common stock, regardless of our performance.  In addition, the public stock markets have experienced extreme price and trading volume volatility.  This volatility has significantly affected the market prices of securities of many companies for reasons frequently unrelated to the operating performance of the specific companies.  These broad market fluctuations may adversely affect the market price of our common stock.

Any market that develops in shares of our common stock will be subject to the penny stock regulations and restrictions, which could impair liquidity and make trading difficult.

SEC Rule 15g-9, as amended, establishes the definition of a “penny stock” as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to a limited number of exceptions.  The market price of the Common Stock is currently less than $5.00 per share and therefore may be a “penny stock.” This classification severely and adversely affects the market liquidity for our common stock.

For any transaction involving a penny stock, unless exempt, the penny stock rules require that a broker or dealer approve a person’s account for transactions in penny stocks and the broker or dealer receive from the investor a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased.   To approve a person’s account for transactions in penny stocks, the broker or dealer must obtain financial information and investment experience and objectives of the person and make a reasonable determination that the transactions in penny stocks are suitable for that person and that that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

            The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market which, in highlight form, sets forth:

•	the basis on which the broker or dealer made the suitability determination; and
•	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Disclosure also has to be made about the risks of investing in penny stock in both public offerings and in secondary trading and commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions.  Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Because of these regulations, broker-dealers may not wish to engage in the above-referenced necessary paperwork and disclosures and/or may encounter difficulties in their attempt to sell shares of our common stock, which may affect the ability of selling stockholders or other holders to sell their shares in any secondary market and have the effect of reducing the level of trading activity in any secondary market.  These additional sales practice and disclosure requirements could impede the sale of our securities.  In addition, the liquidity for our securities may decrease, with a corresponding decrease in the price of our securities.  Our shares, in all probability, will be subject to such penny stock rules for the foreseeable future and our shareholders will, in all likelihood, find it difficult to sell their securities.

The market for penny stocks has experienced numerous abuses which could adversely impact investors in our stock.

OTCBB securities are frequent targets of fraud or market manipulation, both because of their generally low prices and because OTCBB reporting requirements are less stringent than those of the stock exchanges or NASDAQ.

Patterns of fraud and abuse include:

•	Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;
•	Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;
•	“Boiler room” practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;
•	Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and
•
Wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

We do not intend to pay dividends on our common stock.

We have never declared or paid any cash dividends on our common stock.  We currently intend to retain any future earnings and do not anticipate paying any cash dividends on our common stock in the foreseeable future.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.  PROPERTIES.

On July 27, 2011, we leased from Choy Loke Lan, an unaffiliated third party, a single family home to house our employees at a monthly rate of RM 580, or approximately US$190.  The residence is located at No. 168, Lorong 8, Taman Bentong Makmur, 28700 Bentong, Pahang Darul Makmur, Malaysia..  Our lease expires July 31, 2012.

On July 1, 2011, we leased from Persiaran Abadi Sdn. Bhd., an unaffiliated third party, approximately 643 acres of land planted with palm oil trees located at Daerah Raub, Negeri Pahang, Malaysia at a monthly rate of RM 40,000, or approximately US$13,100, in accordance with the terms of the Rental Agreement.  The Rental Agreement expires June 30, 2012.  The foregoing description of the Rental Agreement is qualified in its entirety by reference thereto, which is filed as Exhibit 10.8 to this Annual Report, and is incorporated herein by reference.

On October 29, 2010, we leased from Atomic Vision Sdn. Bhd. approximately 1,400 square feet of office space at our headquarters located at 11-2, Jalan 26/70A, Desa Sri Hartamas, 50480 Kuala Lumpur, Malaysia at a monthly rate of RM 2,500, which is approximately US$817.  Our lease expires November 30, 2012.  Weng Kung Wong, our Chief Executive Officer and director, owns 50% of PGCG Properties Sdn. Bhd., the sole shareholder of Atomic Vision Sdn. Bhd. Atomic Vision Sdn. Bhd. is not considered a VIE required to be consolidated as its operating results are not related to the business of PGCG and rent is at a market rate. The foregoing description of the lease is qualified in its entirety by reference thereto, which is filed as Exhibit 10.5 to this Annual Report, and is incorporated herein by reference.

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

(b)  Approximate Number of Holders of Common Stock

As of January 6, 2012, there were approximately 781 shareholders of record of our common stock.  Such number does not include any shareholders holding shares in nominee or “street name”.

(c)  Dividends

Holders of our common stock are entitled to receive such dividends as may be declared by our board of directors.  We paid no dividends during the periods reported herein, nor do we anticipate paying any dividends in the foreseeable future.

(d)  Equity Compensation Plan Information

There are no options, warrants or convertible securities outstanding.

On April 21, 2011, we entered into employment agreements with each of Weng Kung Wong, Liong Tat Teh and Sek Fong Wong, our Chief Executive Officer, Chief Financial Officer and Corporate Secretary, respectively.  Pursuant to the terms of these agreements, base salary of the executive officers was payable in shares of the Company’s common stock at a per share price equal to the volume weighted average closing price (or if no closing price is available, the average of the bid and asked prices per share reported on a consolidated basis on the principal stock exchange or market on which the security is then traded) of the Company’s common stock during the ten trading days immediately preceding the end of each fiscal quarter.  Accordingly, effective September 7, 2011, the Company issued to such executive officers an aggregate of 110,610 shares of our common stock in lieu of cash compensation for services rendered during the quarters ended April 30, 2011 and July 31, 2011.   These employment agreements were superseded and replaced in full by new employment agreements on July 19, 2011.  The foregoing descriptions of the superseded employment agreements are qualified in their entirety by reference to such agreements which are filed as Exhibits 10.10, 10.11 and 10.12 to this Annual Report and are incorporated herein by reference.

(e)  Recent Sales of Unregistered Securities

The information set forth below describes our issuance of securities without registration under the Securities Act of 1933, as amended, during the year ended October 31, 2011, that were not previously disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K: None.

ITEM 6.   SELECTED FINANCIAL DATA.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This discussion summarizes the significant factors affecting the operating results, financial condition, liquidity and cash flows of the Company and its subsidiaries for the fiscal years ended October 31, 2011 and March 31, 2010, and the seven months ended October 31, 2010 and 2009.  The discussion and analysis that follow should be read together with the section entitled “Forward Looking Statements” and our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this annual report on Form 10-K.

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

Currency and exchange rate

Unless otherwise noted, all currency figures quoted as “U.S. dollars”, “dollars” or “$” refer to the legal currency of the United States.  References to “MYR” are to the Malaysian Ringgit, the legal currency of Malaysia.  Throughout this report, assets and liabilities of the Company’s subsidiaries are translated into U.S. dollars using the exchange rate on the balance sheet date.  Revenue and expenses are translated at average rates prevailing during the period.  The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income within the statement of stockholders’ equity.

Overview

During fiscal year 2011, we operated in three business segments: (i) the design, development and operation of one or more technologies which enable a community of users to engage in social networking, research and e-commerce on a mobile platform, or the m-commerce business; (ii) the distribution of consumer goods such as high-end timepieces to distributors, independent retailers and individual end-users; and (iii) the operation of an palm oil plantation, or our oilseeds business.  Our m-commerce and consumer goods distribution businesses were launched in July 2010 and October 2010, respectively.  We commenced our palm oil plantation business in August 2011.  We conduct our software development and distribution and product distribution businesses through UHT and our oilseeds business through VSSB, our VIE.

Our New Oilseeds Business

In July 2011, VSSB, which is beneficially owned by Messrs. Wong, our Chief Executive Officer and director, and Chai, UHT’s director, obtained the right to purchase and operate a mature palm oil plantation located in Malaysia pursuant to the terms of the Land Purchase Agreement, and the Rental Agreement.  In August 2011, we entered into a binding MOU to acquire VSSB upon VSSB’s consummation of the Land Purchase Agreement.  We expect the consummation of the Land Purchase Agreement to occur within the next 6 months.

On December 8, 2011, we entered into a Memorandum of Understanding, or the Thailand MOU, with Srira Cha province, Thailand to initiate a contract farming arrangement with local farmers on a trial basis.  Pursuant to the Thailand MOU, the Srira Cha province government agreed to allocate to us 20 Rai (approximately 8 acres) of land to plant castor seeds provided by us.  If the local farmers and the provincial government are satisfied with the results of the trial arrangement, the provincial government agreed to allocate additional lands with a goal of reaching 500,000 Rai over a period of five years and promote and support the cultivation of castor among independent farmers.  Once a planting area of 4,000 Rai has been achieved, the Company intends to obtain the government’s approval to build and operate a castor processing plant with the goal of building and operating two castor processing plants over such five year period.  We intend to purchase the castor beans cultivated by contract farmers on the allocated land.

In light of the opportunities presented by our oilseeds business, our management elected to significantly focus on our oilseeds business.  We intend to seek additional business opportunities in the castor oil and palm oil industries with a focus on the acquisition, lease or management of existing castor oil and palm oil plantations located in Asia.  Except for agreements and commitments described in the MOU, Land Purchase Agreement, Rental Agreement and Thailand MOU, we are not parties to any other binding agreements or commitments regarding any such disposition, acquisition or business venture, and there can be no assurance that we will be able to successfully consummate such disposition, acquisition or business venture.

Discussions to Purchase Commercial Real Estate in Kuala Lumpur, Malaysia

We are also in discussions to purchase commercial real estate located in Kuala Lumpur, Malaysia.  While we have not entered into any binding agreements or commitments regarding any such acquisition, we do anticipate making one or more real estate acquisitions in the very near future.  There can be no assurance, however, that we will be able to successfully consummate such acquisition in the near future.

Approval to Initiate Uplisting Process

On December 12, 2011, our board of directors approved, authorized and directed our officers to initiate the process for listing shares of the Company’s common stock on one or more U.S. national securities exchanges including the NYSE Amex Equities Exchange.

Results of Operations

Comparison of the fiscal years ended October 31, 2011 and March 31, 2010

The following table compares our net revenue for the fiscal years ended October 31, 2011 and March 31, 2010:

	For the Fiscal Years Ended		$	%
	October 31, 2011	March 31, 2010	Change	Change

Total net revenues	$3,753,063	$-	$3,753,063	NM
Software sales	2,887,361	-	2,887,361	NM
Product sales	756,133	-	756,133	NM
Plantation sales	109,569	-	109,569	NM
Total cost of revenue	(827,333)	-	(827,333)	NM
Software sales (including $104,147 from a former related party)	(147,342)	-	(147,342)	NM
Product sales	(596,065)	-	(596,065)	NM
Plantation sales	(83,926)	-	(83,926)	NM
Gross profit	2,925,730	-	2,925,730	NM
General and administrative expenses (including $8,992 to a related party)	(870,279)	(494)	869,785	NM
Other income, net	145,346	-	145,346	NM
Income tax expense	(655,860)	-	(655,860)	NM
Net income (loss)	1,544,937	(494)	1,545,431	NM
*NM means not meaningful

Net Revenue.  We launched our software business, distribution of luxury consumer products business and palm oil plantation business in July 2010, October 2010 and August 2011, respectively.  As a result, we generated net revenue of $3,753,063 for the fiscal year ended October 31, 2011.  We did not generate any revenue for the fiscal year ended March 31, 2010.  Prior to the launch of our business operations in July 2010, we were a development stage company with minimal revenues.

Cost of Revenue.  Our cost of revenue as a percentage of revenue was 22% for the fiscal year ended October 31, 2011 compared to 0% for the fiscal year ended March 31, 2010.  The increase is primarily attributable to the commencement of our business operations.  Cost of revenue consisted primarily of software purchase costs, product costs, costs of labor that are directly attributable to the sale of software and luxury consumer products and costs related to the palm oil business such as rental on plantation land, material supplies and subcontracting costs incurred for planting, fertilizing and harvesting the palm oil tree. Shipping and handling costs associated with the distribution of fresh fruit bunches to the customers are also included in cost of revenues.

Gross Profit.  We achieved a gross profit of $2,925,730 for the fiscal year ended October 31, 2011, as compared to $0 for the fiscal year ended March 31, 2010.  The increase is attributable to the commencement of our business operations.

General and Administrative Expenses (“G&A”).  We incurred G&A expenses of $870,279 for the fiscal year ended October 31, 2011, representing an increase of $869,785, as compared to $494 for the fiscal year ended March 31, 2010.  The increase in G&A is primarily attributable to the commencement of our business operations. G&A as a percentage of net revenue was 23% for the fiscal year ended October 31, 2011.

Other Income, net.  We incurred net other income of $145,346 for the fiscal year ended October 31, 2011, as compared to $0 for the fiscal year ended March 31, 2010.  The increase is attributable primarily to stock dividend income of $37,660, consultancy service income of $120,987, net of realized loss from sale of available-for-sale securities of $11,329 and interest expense of $1,972 incurred in connection with financing the purchase of a motor vehicle on or about the commencement of our business operations.

Income Tax Expense.  We recorded income tax expenses of $655,860 for the fiscal year ended October 31, 2011, as compared to $0 for the fiscal year ended March 31, 2010.  The increase is primarily attributable to the commencement of our business operations.  Tax expense as a percentage of income before income tax was 29.8% for the fiscal year ended October 31, 2011.

Comparison of the seven months ended October 31, 2010 and 2009

The following table compares our net revenue for the seven months ended October 31, 2010 and 2009:

	For the Seven Months Ended October 31,		$	%
	2010	2009	Change	Change

Total net revenues	$537,040	$-	$537,040	NM
Software sales	290,281	-	290,281	NM
Product sales, related party	246,759	-	246,759	NM
Total cost of revenue	(369,000)	-	(369,000)	NM
Software sales (including $172,165 from a related party)	(173,768)	-	(173,768)	NM
Product sales	(195,232)	-	(195,232)	NM
Gross profit	168,040	-	168,040	NM
General and administrative expenses (including $510 to a related party)	(92,693)	(177)	92,516	NM
Other expense, net	(472)	-	(472)	NM
Income tax expense	(20,613)	-	(20,613)	NM
Net income (loss)	54,262	(177)	54,439	NM
*NM means not meaningful

Net Revenue.  We launched our business operations in July 2010 with the sale of software products and, in October 2010, with the distribution of luxury consumer products such as high-end timepieces.  As a result, we generated net revenue of $537,040 for the seven month period ended October 31, 2010.  We did not generate any revenue for the seven month period ended October 31, 2009.  Prior to the launch of our business operations in July 2010, we were a development stage company with minimal revenues.

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

Gross Profit.  We achieved a gross profit of $168,040 for the seven month period ended October 31, 2010, as compared to $0 for the same period ended in 2009.  The increase is attributable to the commencement of our business operations in July and October of 2010.

General and Administrative Expenses (“G&A”).  We incurred G&A expenses of $92,693 for the seven month period ended October 31, 2010, representing an increase of $92,516, as compared to $177 for the same period ended in 2009.  The increase in G&A is primarily attributable to the commencement of our business operations in July and October of 2010.  G&A as a percentage of net revenue was 17.3% for the seven month period ended October 31, 2010.

Other Expense, net.  We incurred net other expense of $472 for the seven month period ended October 31, 2010, as compared to $0 for the same period ended in 2009.  The increase is attributable primarily to the interest expense incurred in connection with financing the purchase of a motor vehicle on or about the commencement of our business operations.

Income Tax Expense.  We recorded income tax expenses of $20,613 for the seven month period ended October 31, 2010, as compared to $0 for the same period ended in 2009.  The increase is primarily attributable to the commencement of our business operations in July and October of 2010.  Tax expense as a percentage of income before income tax was 27.5% for the seven months ended October 31, 2010.

Liquidity and Capital Resources

Sources of Liquidity.  We commenced business operations in July 2010 and generated net income of $1,544,937 for the fiscal year ended October 31, 2011.  To date, we have financed our operations through private placements of our common stock which are summarized below:

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

 Net Cash Provided By Operating Activities.

For the fiscal year ended October 31, 2011, net cash provided by operating activities was $2,256,822, which consisted primarily of net income of $1,544,937, depreciation of $38,036, shares issued to officers for service of $70,000, realized loss from sale of available-for-sale securities of $11,329, a decrease in accounts receivable of $79,507, an increase in accrued liabilities and other payables of $57,572 and an increase in income tax payables of $656,057, offset by stock dividend income of $37,660, an increase in deposits and other receivables of $54,180 and a decrease in accounts payable of $108,318.  For the fiscal year ended March 31, 2010, net cash used in operating activities was $88,912, which consisted of net loss of $494 and a decrease in accrued liabilities and other payables of $88,418.

For the seven month period ended October 31, 2010, net cash provided by operating activities was $90,399, which consisted primarily of net income of $54,262, depreciation of $6,338, an increase in accounts payable of $112,690, an increase in accrued liabilities and other payables of $38,970, and an increase in income tax payables of $20,613, offset by an increase in accounts receivables from related parties of $102,454 and an increase in deposits and other receivables of $40,020.  For the seven month period ended October 31, 2009, net cash used in operating activities was $88,677, which consisted of net loss of $177, an increase in deposits and other receivables of $555 and a decrease in accrued liabilities and other payables of $87,945.

Net Cash Used in Investing Activities.

For the fiscal year ended October 31, 2011, net cash used in investing activities was $4,964,998, which primarily attributable to purchase of marketable securities of $4,007,496, deposit payment on plantation purchase of $798,696 and plant and equipment purchases of $158,806.  We did not engage in investing activities for the fiscal year ended March 31, 2010.

For the seven month period ended October 31, 2010, net cash used in investing activities was $70,425, all of which was attributable to plant and equipment purchases.  We did not engage in investing activities for the same period ended October 31, 2009.

Net Cash Provided By Financing Activities.

For the fiscal year ended October 31, 2011, net cash provided by financing activities was $4,785,361, consisting primarily of $4,800,000 in sale of common stock to various investors, offset by repayments of $8,570 on a finance lease and repayment of $6,069 to Mr. Wong, our Chief Executive Officer and director.  We did not engage in any financing activities for the fiscal year ended March 31, 2010.

For the seven month period ended October 31, 2010, net cash provided by financing activities was $491,298, consisting primarily of $313,027 in capital contributions and $180,334 of advances from Mr. Wong, our Chief Executive Officer and director, respectively, offset by repayments of $2,063 on a finance lease.  For the seven month period ended October 31, 2009, net cash provided by financing activities was $1,574, all of which was attributable to advances from our director, Mr. Wong.

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

We believe that the net proceeds from our recent private placement transactions, together with our existing cash, will be sufficient to enable us to fund our operating expenses and capital expenditure requirements through the end of calendar 2012.  We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect, especially if we acquire one or more businesses or choose to expand our product development efforts more rapidly than we presently anticipate.  In addition, we may decide to raise additional funds even before we need them if the conditions for raising capital are favorable.  In such event, we may finance our future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements.  We may also seek to sell additional equity or debt securities or obtain one or more credit facilities.  We do not currently have any commitments for future external funding.

Off-Balance Sheet Arrangements

We have no outstanding off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts.  We do not engage in trading activities involving non-exchange traded contracts.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make assumptions, estimates and judgments that affect the amounts reported, including the notes thereto, and related disclosures of commitments and contingencies, if any.  We have identified certain accounting policies that are significant to the preparation of our financial statements.  These accounting policies are important for an understanding of our financial condition and results of operations.  Critical accounting policies are those that are most important to the presentation of our financial condition and results of operations and require management’s subjective or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.  Certain accounting estimates are particularly sensitive because of their significance to financial statements and because of the possibility that future events affecting the estimate may differ significantly from management’s current judgments.  We believe the following accounting policies are critical in the preparation of our financial statements.

Use of estimates

In preparing these financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets and revenues and expenses during the periods reported.  Actual results may differ from these estimates.

Basis of consolidation

The consolidated financial statements include the accounts of PGCG and its wholly-owned subsidiary and variable interest entity (“VIE”). All significant inter-company balances and transactions between the Company and its wholly-owned subsidiary and VIE have been eliminated upon consolidation.

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

Accounts receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest.  The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts.  An allowance for doubtful accounts is established and determined based on managements’ assessment of known requirements, aging of receivables, payment history, the customer’s current credit worthiness and the economic environment.  The Company did not record any allowance for doubtful accounts for the years or period presented.

Deposits on plantation purchase

Deposits on plantation purchase represented refundable deposit payment for the purchase of four parcels of palm oil plantation land, which were interest-free and unsecured. Purchase deposits are recorded when payment is made by the Company and capitalized as fixed assets when the transfer of the land titles is successfully registered in favor of the Company.

Plant and equipment

Plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any.  Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational:

Depreciable life
Motor vehicle	5 years
Office furniture and equipment	10 years

Expenditure for maintenance and repairs is expensed as incurred.  The gain or loss on the disposal of plant and equipment is the difference between the net sales proceeds and the carrying amount of the relevant assets and is recognized in the statement of operations.

Impairment of long-life assets

Long-lived assets primarily include plant and equipment.  In accordance with Accounting Standards Codification (“ASC”) Topic 360-10-5, “Impairment or Disposal of Long-Lived Assets,” the Company periodically reviews its long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable.  If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There has been no impairment charge for the years or periods presented.

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

Revenue recognition

The Company recognizes its revenue in accordance with ASC Topic 605, “Revenue Recognition”, upon the delivery of its products when: (1) title and risk of loss are transferred; (2) persuasive evidence of an arrangement exists; (3) there are no continuing obligations to the customer; and (4) the collection of related accounts receivable is probable. The Company’s sale arrangements do not contain general rights of return.

(a)           Software sales

The Company generally sells the software products in an arrangement that is bundled with maintenance and support service and/or website development service, based upon the customers’ specification or modification.

The Company adopts ASC 985-20 and allocates the total arrangement fee among each element based on vendor-specific objective evidence of the relative fair value of each of the elements. The Company limits its assessment of fair value of each element to the price charged when the same element is sold separately. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue, assuming collection is probable. For the billed software product sales, the revenue from the undelivered element is included in deferred revenue and amortized ratably to revenue over its contractual term, typically one year.

Revenues from the sale of software products are recognized and completely earned upon shipment or electronic delivery of the product provided that persuasive evidence of an arrangement exists, collection is probable, payment terms are fixed and determinable and no significant obligations remain.

Revenues from the provision of website development service including website design and development are recognized upon the ownership and operating rights of website domain are transferred to the customer.

Revenues from the provision of maintenance and support service are recognized when service rendered, which consist of technical support and software upgrades and enhancements. The Company generally offers maintenance and support service to its customers for a period of twelve months, free of charge or at a monthly fixed fee. Amounts invoiced or collected in advance from the customers of delivering maintenance and support service are recorded as deferred revenue.  Revenue is recognized when the related service is rendered.

(b)           Luxury consumer products

The Company earns the revenue from trading of luxury consumer products. Revenue is recognized when title passes to the customer, which is generally when the product is shipped and delivered to the customers, assuming no significant the Company’s obligations remain and the collection of relevant receivables is probable.

(c)            Plantation sales

The Company generally recognizes revenue from plantation sales upon confirmation of the weight of fresh fruit bunches and shipment to the customer, when there is persuasive evidence of an arrangement, delivery has occurred and risk of loss has passed, the sales price is fixed or determinable at the date of sale, and collectibility is reasonably assured.

Cost of revenues

Cost of revenue on software sales primarily includes the purchase cost of software products and the labor cost incurred in the modifications, customization and enhancement of software products, the development of websites and maintenance and support services . All costs are expensed off when the title of software products and its related website domain are transferred to the customer. The cost incurred in website development is not capitalized because the ownership and operating right of its website domain is vested on the customer and not the Company itself.

The cost of software products is not capitalized because of the related party nature of the development and the quickly changing software market.

Cost of revenue on sales of luxury consumer products primarily consists of the purchase cost of luxury consumer products.

Cost of revenue on plantation sales includes rental on plantation land, material supplies and subcontracting costs incurred for planting, fertilizing and harvesting the palm oil tree. Shipping and handling costs associated with the distribution of fresh fruit bunches to the customers are also included in cost of revenues.

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

Foreign currencies translation

Transactions denominated in currencies other than the functional currency, which is Malaysian Ringgit ("MYR"), are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the statement of operations.

The reporting currency of the Company is the United States Dollars ("US$") and the accompanying financial statements have been expressed in US$. In addition, the Company maintains its books and record in a local currency, MYR, which is functional currency as being the primary currency of the economic environment in which the entity operates.

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

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates for the respective seven month periods:

	October 31,		March 31,
	2011	2010	2010	2009
Year/period-end MYR : US$1 exchange rate	3.0688	3.1019	3.2704	3.6513
Year/period-average MYR : US$1 exchange rate	3.0582	3.1946	3.4725	3.4381

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

In May 2011, the Financial Accounting Standards Board ("FASB") issued an update to the fair value measurement guidance to achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards. The amendments in the update change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. The amendment is not intended to result in a change in the application of the requirements in the Fair Value Measurements Topic in the ASC. This guidance is effective for annual periods beginning after December 15, 2011. Early application is permitted. The adoption of this guidance is not expected to have a significant impact on the Company's consolidated financial statements.

In June 2011, the FASB issued new guidance on the presentation of comprehensive income. This guidance eliminates the current option to report Other Comprehensive Income ("OCI") and its components in the statement of changes in equity. Under this guidance, an entity can elect to present items of net income and OCI in one continuous statement or in two separate, but consecutive, statements. In addition, the guidance requires entities to show the effects of items reclassified from OCI to net income on the face of the financial statements. This guidance is effective for fiscal years beginning after December 15, 2012 and interim and annual periods thereafter. Early adoption is permitted, but full retrospective application is required. The FASB has issued a proposal that would defer the requirement to separately present within net income reclassification adjustments of items out of accumulated other comprehensive income. The proposed deferral is intended to be temporary until the FASB has time to reconsider these changes. The other provisions of the guidance will become effective as originally planned by the FASB. The Company is expecting to adopt this guidance in the fiscal year 2012. The adoption of this guidance will not have an impact on the Company's consolidated financial statements.

In September 2011, the FASB issued amended guidance on goodwill impairment testing. Under the revised guidance, entities testing goodwill for impairment have the option of performing a qualitative assessment before calculating the fair value of the reporting unit. Because the qualitative assessment is optional, entities may bypass it for any reporting unit in any period and begin their impairment analysis with the quantitative calculation in step 1. Entities may resume performing the qualitative assessment in any subsequent period. In the qualitative assessment, entities would determine whether it is more likely than not (i.e., a likelihood of more than 50 percent) that the fair value of the reporting unit is less than the carrying amount. If entities determine, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required. However, if it is not more likely than not that the fair value of the reporting unit is less than the carrying amount, further testing of goodwill for impairment would not be performed. The guidance does not change how goodwill is calculated or assigned to reporting units, nor does it revise the requirement to test goodwill annually for impairment. In addition, the guidance does not amend the requirement to test goodwill for impairment between annual tests if events or circumstances warrant, however, it does revise the examples of events and circumstances that an entity should consider. The amended guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The adoption of this guidance will not have an impact on the Company's consolidated financial statements.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

 ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Prime Global Capital Group Incorporated:

We have audited Prime Global Capital Group Incorporated’s internal control over financial reporting as of October 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Prime Global Capital Group Incorporated’s management is responsible for maintaining effective internal control over financial reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. The Company had not effectively implemented comprehensive entity-level internal controls and had not completed the documentation or testing of these controls at year end.

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2011 financial statements, and this report does not affect our report dated January 30, 2012 on those financial statements.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Prime Global Capital Group Incorporated’s has not maintained effective internal control over financial reporting as of October 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet and the related statement of income, stockholder equity and comprehensive income, and cash flows of Prime Global Capital Group Incorporated, and our report dated January 30, 2012 expressed a unqualified opinion.

/s/ Borgers & Cutler CPA’s PLLC

Borgers & Cutler CPA’s PLLC
Denver, CO
January 30, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Prime Global Capital Group Incorporated:

We have audited the accompanying consolidated balance sheet of Prime Global Capital Group Incorporated and its subsidiaries (“the Company”) as of October 31, 2011 and the related consolidated statement of operation and comprehensive income, cash flow and stockholder equity for the year then ended. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Prime Global Capital Group Incorporated as of October 31, 2011, and the results of its operations and its cash flows for the period ended October 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s capital commitments in comparison to available cash balances raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Prime Global Capital Group Incorporated’s internal control over financial reporting as of October 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated January 30, 2012 expressed a disclaimer opinion.

/s/ Borgers & Cutler CPA’s PLLC

Borgers & Cutler CPA’s PLLC
Denver, CO
January 30, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Prime Global Capital Group Incorporated
(Formerly Home Touch Holding Company)
(Successor of Union Hub Technology Sdn. Bhd.)

We have audited the accompanying consolidated balance sheets of Prime Global Capital Group Incorporated and its subsidiary (“the Company”) as of October 31, 2010 and March 31, 2010 and the related consolidated statement of operations and comprehensive income (loss), cash flows and stockholders’ equity for the seven months ended October 31 2010 and for the year ended March 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of October 31, 2010 and March 31, 2010 and the results of operations and cash flows for the seven months ended October 31, 2010 and for the year ended March 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

/s/ ZYCPA Company Limited

HKCMCPA Company Limited
(Formerly ZYCPA Company Limited)
Certified Public Accountants

Hong Kong, China
February 25, 2011

PRIME GLOBAL CAPITAL GROUP INCORPORATED
CONSOLIDATED BALANCE SHEETS
AS OF OCTOBER 31, 2011 AND 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of October 31,
	2011	2010

ASSETS
Current assets:
Cash and cash equivalents	$2,592,687	$527,189
Marketable securities, available-for-sale	3,680,710	-
Accounts receivable	27,422	105,516
Deposits and other receivables	95,426	40,619

Total current assets	6,396,245	673,324

Non-current assets:
Deposits on plantation purchase	795,935	-
Plant and equipment, net	245,723	124,031
TOTAL ASSETS	$7,437,903	$797,355

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,367	$116,058
Amount due to a director	182,278	185,724
Income tax payable	675,246	21,229
Current portion of obligation under finance lease	7,411	6,268
Accrued liabilities and other payables	98,270	40,686

Total current liabilities	972,572	369,965

Long-term liabilities:
Obligation under finance lease	40,556	49,636

Total liabilities	1,013,128	419,601

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 100,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value; 1,000,000,000 shares authorized; 500,110,613 and 20,000,003 shares issued and outstanding, as of October 31, 2011 and 2010	500,111	20,000
Additional paid-in capital	4,710,149	320,260
Accumulated other comprehensive (loss) income	(367,009)	907
Retained earnings	1,581,524	36,587

Total stockholders’ equity	6,424,775	377,754

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,437,903	$797,355

See accompanying notes to consolidated financial statements.

PRIME GLOBAL CAPITAL GROUP INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED OCTOBER 31, 2011 AND MARCH 31, 2010 AND
FOR THE SEVEN MONTHS ENDED OCTOBER 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Year ended	Seven months ended October 31,		Year ended
	October 31, 2011	2010	2009	March 31, 2010
			(Unaudited)
Revenues, net:
Software sales	$2,887,361	$290,281	$-	$-
Product sales	756,133	246,759	-	-
Plantation sales	109,569	-	-	-
Total revenues, net	3,753,063	537,040	-	-

Cost of revenue:
Cost of revenues, non related party	(723,186)	(196,835)	-	-
Cost of revenues, related party	(104,147)	(172,165)	-	-
Total cost of revenue	(827,333)	(369,000)	-	-

Gross profit	2,925,730	168,040	-	-

Operating expenses:
General and administrative	(870,279)	(92,693)	(177)	(494)

Income (loss) from operations	2,055,451	75,347	(177)	(494)

Other income (expense):
Dividend income	37,660	-	-	-
Other income	120,987	-	-	-
Realized loss from sale of available-for-sale securities	(11,329)	-	-	-
Interest expense	(1,972)	(472)	-	-

Income (loss) before income taxes	2,200,797	74,875	(177)	(494)

Income tax expense	(655,860)	(20,613)	-	-

NET INCOME (LOSS)	1,544,937	$54,262	$(177)	$(494)

Other comprehensive income (loss):
- Unrealized holding loss on available-for-sale securities	(339,034)	-	-	-
- Foreign exchange adjustment (loss) gain	(28,882)	972	(50)	(104)

COMPREHENSIVE INCOME (LOSS)	$1,177,021	$55,234	$(227)	$(598)

Net income (loss) per share – Basic and diluted	$0.00	$0.00	$(0.00)	$(0.00)

Weighted average common stock outstanding – Basic and diluted	391,937,428	16,500,000	16,500,000	16,500,000

See accompanying notes to consolidated financial statements.

PRIME GLOBAL CAPITAL GROUP INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED OCTOBER 31, 2011 AND MARCH 31, 2010 AND
FOR THE SEVEN MONTHS ENDED OCTOBER 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”))

	Year ended	Seven months ended October 31,		Year ended
	October 31, 2011	2010	2009	March 31, 2010
			(Unaudited)
Cash flows from operating activities:
Net income (loss)	$1,544,937	$54,262	$(177)	$(494)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	38,036	6,338	-	-
Shares issued to officers for service	70,000	-	-	-
Stock dividend income	(37,660)	-	-	-
Realized loss from sale of available-for-sale securities	11,329	-	-	-
Deferred tax benefit	(458)	-	-	-
Changes in operating assets and liabilities:
Accounts receivable	79,507	(102,454)	-	-
Deposits and other receivables	(54,180)	(40,020)	(555)	-
Accounts payable	(108,318)	112,690	-	-
Accrued liabilities and other payables	57,572	38,970	(87,945)	(88,418)
Income tax payable	656,057	20,613	-	-

Net cash provided by (used in) operating activities	2,256,822	90,399	(88,677)	(88,912)

Cash flows from investing activities:
Purchase of marketable securities	(4,007,496)	-	-	-
Deposit payment on plantation purchase	(798,696)	-	-	-
Purchase of plant and equipment	(158,806)	(70,425)	-	-

Net cash used in investing activities	(4,964,998)	(70,425)	-	-

Cash flows from financing activities:
(Repayment to) advances from a director	(6,069)	180,334	1,574	-
Payments on finance lease	(8,570)	(2,063)	-	-
Proceed from sale of common stock	4,800,000	313,027	-	-

Net cash provided by financing activities	4,785,361	491,298	1,574	-

Foreign currency translation adjustment	(11,687)	15,868	3,002	4,359
NET CHANGE IN CASH AND CASH EQUIVALENTS	2,065,498	527,140	(84,101)	(84,553)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD/YEAR	527,189	49	84,602	84,602

CASH AND CASH EQUIVALENTS, END OF PERIOD/YEAR	2,592,687	527,189	$501	$49

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income tax	$-	$-	$-	$-
Cash paid for interest	$1,972	$472	$-	$-
See accompanying notes to consolidated financial statements.

PRIME GLOBAL CAPITAL GROUP INCORPORATED
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED OCTOBER 31, 2011 AND MARCH 31, 2010 AND
SEVEN MONTHS ENDED OCTOBER 31, 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Common stock		Additional paid-in	Accumulated other comprehensive	(Accumulated deficit) retained	Total stockholders’ equity
	No. of share	Amount	capital	income (loss)	earnings	(deficit)
Balance as of Apri1 1, 2009 (restated)	16,500,000	$16,500	$-	$39	$(17,181)	$(642)

Net loss for the year	-	-	-	-	(494)	(494)
Foreign currency translation adjustment	-	-	-	(104)	-	(104)

Balance as of March 31, 2010	16,500,000	16,500	-	(65)	(17,675)	(1,240)

Capital contribution from stockholders	-	-	313,027	-	-	313,027
Share effectively issued to former PGCG stockholders as part of the December 6, 2010 recapitalization	3,500,003	3,500	7,233	-	-	10,733
Net income for the period	-	-	-	-	54,262	54,262
Foreign currency translation adjustment	-	-	-	972	-	972
Balance as of October 31, 2010	20,000,003	$20,000	$320,260	$907	$36,587	$377,754

Sale of common stock to 18 investors in November 2010	80,000,000	80,000	720,000	-	-	800,000
Sale of common stock to 19 investors in February 2011	400,000,000	400,000	3,600,000	-	-	4,000,000
Shares issued to executive officers for services	110,610	111	69,889	-	-	70,000
Unrealized holding loss on available-for-sale securities	-	-	-	(339,034)	-	(339,034)
Net income for the year	-	-	-	-	1,544,937	1,544,937
Foreign currency translation adjustment	-	-	-	(28,882)	-	(28,882)
Balance as of October 31, 2011	500,110,613	$500,111	4,710,149	(367,009)	1,581,524	6,424,775

See accompanying notes to consolidated financial statements.

PRIME GLOBAL CAPITAL GROUP INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED OCTOBER 31, 2011 AND MARCH 31, 2010 AND
FOR THE SEVEN MONTHS ENDED OCTOBER 31, 2010 AND 2009
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

Currently, the Company, through its subsidiary and variable interest entity (“VIE”) is principally engaged in the operation of palm oil plantations, provision of IT consulting and programming services and distributing consumer products in Malaysia. The operation was commenced in July 2010.

On January 25, 2011, the Company changed its fiscal year from March 31 to October 31 and increased its authorized capital to 1 billion shares of common stock and 100 million shares of preferred stock.

On February 8, 2011, the Company consummated the sale to certain accredited investors of an aggregate of 400,000,000 shares of its common stock, par value $0.001, at a per share price of $0.01, or $4,000,000 in the aggregate, pursuant to certain subscription agreements.

On September 7, 2011, the Company issued 110,610 shares of restricted common stock to the executive officers as services compensation equal to $70,000 at the market price of $1.58 per share.

Recapitalization and reorganization

On July 15, 2010, the Company approved a 1 for 20 reverse split of its common stock. All common stock and per share data for all periods presented in these consolidated financial statements have been restated to give effect to the reverse stock split.

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

PRIME GLOBAL CAPITAL GROUP INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED OCTOBER 31, 2011 AND MARCH 31, 2010 AND
FOR THE SEVEN MONTHS ENDED OCTOBER 31, 2010 AND 2009
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

PGCG and its subsidiary are hereinafter referred to as (the “Company”).

Summary of the Company’s subsidiary and VIE

	Company name	Place/date of incorporation	Particulars of issued capital	Principal activities

1.	Union Hub Technology Sdn. Bhd. (“UHT”)	Malaysia February 28, 2008	1,000,000 issued shares of ordinary shares of MYR 1 each	Provision of IT consulting and programming services and distributing consumer products

2.	Power Green Investments Limited (“PGIL”)	British Virgin Islands July 13, 2011	1 issued share of US$ 1 each	Inactive operation

3.	PGCG Properties Investment Limited (“PPIL”)	British Virgin Islands September 1, 2011	1 issued share of US$ 1 each	Inactive operation

4.	Virtual Setup Sdn. Bhd. (“VSSB”) #	Malaysia July 17, 2010	2 issued shares of ordinary shares of MYR 1 each	Operation of palm oil plantation

# represents variable interest entity (“VIE”)

2.           GOING CONCERN UNCERTAINTIES

The Company’s consolidated financial statements are presented on a going concern basis, which contemplates the continuity of operations and realization of assets and satisfaction of liabilities and commitments in the normal course of business.

The Company has committed and contracted for the conditional purchase obligation in connection with acquisition of palm oil plantation land which is expected to be completed upon the approval from the government in the next twelve months. As of October 31, 2011, the Company has approximately $2.6 million available cash balance, whereas the Company may not have sufficient working capital to meet with this purchase consideration payment of $7.2 million in the coming months. The Company plans to obtain the additional capital injection from its shareholders or external financing. However, there can be no assurance that the Company will be able to obtain sufficient funds to meet with its obligations on a timely basis.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

PRIME GLOBAL CAPITAL GROUP INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED OCTOBER 31, 2011 AND MARCH 31, 2010 AND
FOR THE SEVEN MONTHS ENDED OCTOBER 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)

3.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

•	Basis of presentation

These accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

•	Change in fiscal year

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

•	Use of estimates

In preparing these consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets and revenues and expenses during the years or periods reported. Actual results may differ from these estimates.

•	Basis of consolidation

The consolidated financial statements include the accounts of PGCG and its subsidiaries and VIE. All significant inter-company balances and transactions between the Company and its subsidiaries and VIE have been eliminated upon consolidation.

The Company has adopted the Accounting Standards Codification (“ASC”) Topic 810-10-25, “Variable Interest Entities” (“ASC 810-10-25”). ASC 810-10-25 requires a variable interest entity or VIE to be consolidated by the Company if that company is subject to a majority of the risk of loss for the VIE or is entitled to receive a majority of the VIE’s residual returns.

On July 8, 2011, the Company, through VSSB, entered into a Land Purchase Agreement (the “Purchase Agreement”) with an independent third party to purchase four parcels of palm oil plantation land in a purchase price consideration of $7,959,346 (equivalent to MYR24,425,640) with a refundable deposit of $795,935 equal to 10% of its purchase price consideration. Pursuant to the Purchase Agreement, the completion of the purchase transaction is subject to final approval from the local government and local regulatory agency. Also, the Company, through VSSB agreed to lease from the land owner and manage these four parcels of the palm oil plantation land with a monthly rental amount of $13,483 (equivalent to MYR 40,000) for a term of 12 months under an operating lease agreement, subject to automatic termination upon the completion of the Purchase Agreement.

On August 29, 2011, the Company, through its wholly-owned subsidiary, UHT, entered into a Memorandum of Understanding (the “MOU”) with the shareholders of VSSB, who are considered as related parties. Mr. Weng Kung Wong, the Chief Executive Officer and director of the Company, and Mr. Kok Wai Chai, a director of the Company’s subsidiary, are the shareholders and directors of VSSB. Pursuant to the MOU, the shareholders of VSSB mutually agreed to transfer all of their issued shares of VSSB to the Company, through UHT, upon the following conditions:

1.	the Company agreed to advance or continue to advance a sum equivalent to the purchase price or part thereof to complete the Purchase Agreement, and

2.
the shareholders of VSSB agreed to transfer their entire equity interest to the Company, upon the completion of the Purchase Agreement and the successful registration of the transfer of the land titles in favor of VSSB.

PRIME GLOBAL CAPITAL GROUP INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED OCTOBER 31, 2011 AND MARCH 31, 2010 AND
FOR THE SEVEN MONTHS ENDED OCTOBER 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)

Management believes that all these contractual agreements with VSSB and the land owners are in compliance with laws of Malaysia and are legally enforceable.

With the above agreements, the Company has variable interest of VSSB, through UHT, including its financial interest and demonstrates its ability to control VSSB as a primary beneficiary. Under ASC 810-10-25, VSSB is considered a variable interest entity and its operating results are included in the accompanying consolidated financial statements for the year ended October 31, 2011. VSSB incurred an operating income of $8,828 during the year presented.

As of October 31, 2011, the deposit of $795,935 on the land purchase is considered as non-current asset, accordingly. Purchase deposit is recorded when payment is made by the Company and the remaining balances will be subsequently settled upon the successful transfer of land title.

•	Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

The Company maintains cash and cash equivalent balances at a financial institution in Malaysia. As of October 31, 2011, the Company has cash concentration risk of $2,592,687 which is held by Malayan Banking Berhad in Malaysia.

•	Marketable securities, available-for-sale

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

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and determined based on managements’ assessment of known requirements, aging of receivables, payment history, the customer’s current credit worthiness and the economic environment. The Company did not record any allowance for doubtful accounts for the years or periods presented.

•	Deposits on plantation purchase

Deposits on plantation purchase represented refundable deposit payment for the purchase of four parcels of palm oil plantation land, which were interest-free and unsecured. Purchase deposits are recorded when payment is made by the Company and capitalized as fixed assets when the transfer of the land titles is successfully registered in favor of the Company. As of October 31, 2011, the purchase contract has been signed and it will be completed upon the approval from the government in the next twelve months.

PRIME GLOBAL CAPITAL GROUP INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED OCTOBER 31, 2011 AND MARCH 31, 2010 AND
FOR THE SEVEN MONTHS ENDED OCTOBER 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)

•	Plant and equipment

Plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational:

Expected useful life
Office furniture and equipment	10 years
Motor vehicles	5 years

Expenditures for maintenance and repairs is expensed as incurred. The gain or loss on the disposal of plant and equipment is the difference between the net sales proceeds and the carrying amount of the relevant assets and is recognized in the statement of operations.

•	Impairment of long-lived assets

Long-lived assets primarily include deposits on plantation purchase and plant and equipment. In accordance with the provision of ASC Topic 360-10-5, “Impairment or Disposal of Long-Lived Assets”, the Company generally conducts its annual impairment evaluation to its long-lived assets, usually in the fourth quarter of each year, or more frequently if indicators of impairment exist, such as a significant sustained change in the business climate. The recoverability of long-lived assets is measured at the reporting unit level. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There has been no impairment charge for the years or periods presented.

•	Finance leases

Leases that transfer substantially all of the rewards and risks of ownership to the lessee, other than legal title, are accounted for as finance leases. Substantially all of the risks or benefits of ownership are deemed to have been transferred if any one of the four criteria is met: (i) transfer of ownership to the lessee at the end of the lease term, (ii) the lease containing a bargain purchase option, (iii) the lease term exceeding 75% of the estimated economic life of the leased asset, (iv) the present value of the minimum lease payments exceeding 90% of the fair value. At the inception of a finance lease, the Company as the lessee records an asset and an obligation at an amount equal to the present value of the minimum lease payments. The leased asset is amortized over the shorter of the lease term or its estimated useful life if title does not transfer to the Company, while the leased asset is depreciated in accordance with the Company’s depreciation policy if the title is to eventually transfer to the Company. The periodic rent payments made during the lease term are allocated between a reduction in the obligation and interest element using the effective interest method in accordance with the provisions of ASC Topic 835-30, “Imputation of Interest”.

•	Revenue recognition

The Company recognizes its revenue in accordance with ASC Topic 605, “Revenue Recognition”, upon the delivery of its products when: (1) title and risk of loss are transferred; (2) persuasive evidence of an arrangement exists; (3) there are no continuing obligations to the customer; and (4) the collection of related accounts receivable is probable. The Company’s sale arrangements do not contain general rights of return.

(a)         Software sales

The Company generally sells the software products in an arrangement that is bundled with maintenance and support service and/or website development service, based upon the customers’ specification or modification.

The Company adopts ASC 985-20 and allocates the total arrangement fee among each element based on vendor-specific objective evidence of the relative fair value of each of the elements. The Company limits its assessment of fair value of each element to the price charged when the same element is sold separately. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue, assuming collection is probable. For the billed software product sales, the revenue from the undelivered element is included in deferred revenue and amortized ratably to revenue over its contractual term, typically one year.

PRIME GLOBAL CAPITAL GROUP INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED OCTOBER 31, 2011 AND MARCH 31, 2010 AND
FOR THE SEVEN MONTHS ENDED OCTOBER 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)

Revenues from the sale of software products are recognized and completely earned upon shipment or electronic delivery of the product provided that persuasive evidence of an arrangement exists, collection is probable, payment terms are fixed and determinable and no significant obligations remain.

Revenues from the provision of website development service including website design and development are recognized when the ownership and operating rights of website domain are transferred to the customers.

Revenues from the provision of maintenance and support service are recognized when service rendered, which consist of technical support and software upgrades and enhancements. The Company generally offers maintenance and support service to its customers for a period of twelve months, free of charge or at a monthly fixed fee. Amounts invoiced or collected in advance from the customers of delivering maintenance and support service are recorded as deferred revenue. Revenue is recognized when the related service is rendered.

Summarized the

	Year ended	Seven months ended October 31,		Year ended
	October 31, 2011	2010	2009	March 31, 2010
			(Unaudited)

Sale of software products	$2,218,494	$290,177	$-	$-
Website development service	666,382	-	-	-
Maintenance and support service	2,485	104	-	-
Software sales	$2,887,361	$290,281	$-	$-

(b)         Luxury consumer products

The Company earns the revenue from trading of luxury consumer products. Revenue is recognized when title passes to the customer, which is generally when the product is shipped and delivered to the customers, assuming no significant the Company’s obligations remain and the collection of relevant receivables is probable.

(c)         Plantation sales

The Company generally recognizes revenue from plantation sales upon confirmation of the weight of fresh fruit bunches and shipment to the customer, when there is persuasive evidence of an arrangement, delivery has occurred and risk of loss has passed, the sales price is fixed or determinable at the date of sale, and collectibility is reasonably assured.

•	Cost of revenues

Cost of revenue on software sales primarily includes the purchase cost of software products and the labor cost incurred in the modifications, customization and enhancement of software products, the development of websites and maintenance and support services. All costs are expensed off when the title of software products and its related website domain are transferred to the customer. The cost incurred in website development is not capitalized because the ownership and operating right of its website domain is vested on the customer, not the Company itself.

The cost of software products is not capitalized because of the related party nature of the development and the quickly changing software market.

Cost of revenue on sales of luxury consumer products primarily consists of the purchase cost of luxury consumer products.

PRIME GLOBAL CAPITAL GROUP INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED OCTOBER 31, 2011 AND MARCH 31, 2010 AND
FOR THE SEVEN MONTHS ENDED OCTOBER 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)

Cost of revenue on plantation sales includes rental on plantation land, material supplies and subcontracting costs incurred for planting, fertilizing and harvesting the palm oil tree. Shipping and handling costs associated with the distribution of fresh fruit bunches to the customers are also included in cost of revenues.

•	Comprehensive income

ASC Topic 220, “Comprehensive Income” establishes standards for the reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income as defined includes all changes in equity during a period from non-owner sources. Accumulated comprehensive income, as presented in the accompanying statements of stockholders’ equity consists of changes in unrealized gains and losses on foreign currency translation and available-for-sale marketable securities. This comprehensive income is not included in the computation of income tax expense or benefit.

•	Income taxes

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

For the year ended October 31, 2011, the seven months ended October 31, 2010 and 2009, and the year ended March 31, 2010, the Company did not have any interest and penalties associated with tax positions. As of October 31, 2011 and 2010, the Company did not have any significant unrecognized uncertain tax positions.

The Company conducts major businesses in Malaysia and is subject to tax in its own jurisdiction. As a result of its business activities, the Company will file separate tax returns that are subject to examination by the foreign tax authority.

•	Foreign currencies translation

Transactions denominated in currencies other than the functional currency, which is Malaysian Ringgit (“MYR”), are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the statement of operations.

The reporting currency of the Company is the United States Dollars ("US$") and the accompanying financial statements have been expressed in US$. In addition, the Company maintains its books and record in a local currency, MYR, which is functional currency as being the primary currency of the economic environment in which the entity operates.

In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not the US$ are translated into US$, in accordance with ASC Topic 830-30, “Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiary are recorded as a separate component of accumulated other comprehensive income within the statement of stockholders’ equity. The gains and losses are recorded as a separate component of accumulated other comprehensive income within the statement of stockholders’ equity.

PRIME GLOBAL CAPITAL GROUP INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED OCTOBER 31, 2011 AND MARCH 31, 2010 AND
FOR THE SEVEN MONTHS ENDED OCTOBER 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)

Translation of amounts from the local currency of the Company into US$ has been made at the following exchange rates for the respective periods:

	October 31,		March 31,
	2011	2010	2010	2009
Year/period-end MYR : US$1 exchange rate	3.0688	3.1019	3.2704	3.6513
Year/period-average MYR : US$1 exchange rate	3.0582	3.1946	3.4725	3.4381

•	Stock based compensation

The Company accounts for employee stock-based compensation in accordance with ASC Topic 718, "Compensation - Stock Compensation" which requires to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services.

On September 7, 2011, the Company issued 110,610 shares of restricted common stock to the executive officers as services compensation of $70,000.

•	Retirement plan costs

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

•	Fair value of financial instruments

The carrying value of the Company’s financial instruments (excluding obligation under finance lease): cash and cash equivalents, accounts receivable, deposits and other receivables, deferred revenue, income tax payable, amount due to a director, accrued liabilities and other payables approximate at their fair values because of the short-term nature of these financial instruments.

Management believes, based on the current market prices for interest rates on similar debt instruments, the fair value of its obligation under a finance lease approximates the carrying amount.

The Company also follows the guidance of the ASC Topic 820-10, “Fair Value Measurements and Disclosures” ("ASC 820-10"), with respect to financial assets and liabilities that are measured at fair value. ASC 820-10 establishes a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value as follows:

PRIME GLOBAL CAPITAL GROUP INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED OCTOBER 31, 2011 AND MARCH 31, 2010 AND
FOR THE SEVEN MONTHS ENDED OCTOBER 31, 2010 AND 2009
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

The following table summarizes information on the fair value measurement of the Company’s assets as of October 31, 2011 grouped by the categories described above:

	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Securities available-for-sale	$3,680,710	$-	$-

Marketable securities available-for-sale were valued at the closing prices quoted on the Bursa Malaysia Securities Berhad Main Market with which the security is traded. The Company has an unrealized holding loss of $339,034 for the year ended October 31, 2011.

•	Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations, as follows:

In May 2011, the Financial Accounting Standards Board ("FASB") issued an update to the fair value measurement guidance to achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards. The amendments in the update change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. The amendment is not intended to result in a change in the application of the requirements in the Fair Value Measurements Topic in the ASC. This guidance is effective for annual periods beginning after December 15, 2011. Early application is permitted. The adoption of this guidance is not expected to have a significant impact on the Company's consolidated financial statements.

In June 2011, the FASB issued new guidance on the presentation of comprehensive income. This guidance eliminates the current option to report Other Comprehensive Income ("OCI") and its components in the statement of changes in equity. Under this guidance, an entity can elect to present items of net income and OCI in one continuous statement or in two separate, but consecutive, statements. In addition, the guidance requires entities to show the effects of items reclassified from OCI to net income on the face of the financial statements. This guidance is effective for fiscal years beginning after December 15, 2012 and interim and annual periods thereafter. Early adoption is permitted, but full retrospective application is required. The FASB has issued a proposal that would defer the requirement to separately present within net income reclassification adjustments of items out of accumulated other comprehensive income. The proposed deferral is intended to be temporary until the FASB has time to reconsider these changes. The other provisions of the guidance will become effective as originally planned by the FASB. The Company is expecting to adopt this guidance in the fiscal year 2012. The adoption of this guidance will not have an impact on the Company's consolidated financial statements.

In September 2011, the FASB issued amended guidance on goodwill impairment testing. Under the revised guidance, entities testing goodwill for impairment have the option of performing a qualitative assessment before calculating the fair value of the reporting unit. Because the qualitative assessment is optional, entities may bypass it for any reporting unit in any period and begin their impairment analysis with the quantitative calculation in step 1. Entities may resume performing the qualitative assessment in any subsequent period. In the qualitative assessment, entities would determine whether it is more likely than not (i.e., a likelihood of more than 50 percent) that the fair value of the reporting unit is less than the carrying amount. If entities determine, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required. However, if it is not more likely than not that the fair value of the reporting unit is less than the carrying amount, further testing of goodwill for impairment would not be performed. The guidance does not change how goodwill is calculated or assigned to reporting units, nor does it revise the requirement to test goodwill annually for impairment. In addition, the guidance does not amend the requirement to test goodwill for impairment between annual tests if events or circumstances warrant, however, it does revise the examples of events and circumstances that an entity should consider. The amended guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The adoption of this guidance will not have an impact on the Company's consolidated financial statements.

PRIME GLOBAL CAPITAL GROUP INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED OCTOBER 31, 2011 AND MARCH 31, 2010 AND
FOR THE SEVEN MONTHS ENDED OCTOBER 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)

4.         MARKETABLE SECURITIES, AVAILABLE-FOR-SALE

	As of October 31,
	2011	2010
Investment in equity securities and cash management fund
At original cost	$4,019,744	$-
Add: unrealized holding loss on available-for-sales securities	(339,034)	-
Total	$3,680,710	$-

Marketable securities available-for-sale were valued at the closing prices quoted on the Bursa Malaysia Securities Berhad Main Market with which the security is traded. The Company has an unrealized holding loss of $339,034 for the year ended October 31, 2011.

5.         PLANT AND EQUIPMENT, NET

Plant and equipment consisted of the following:

	As of October 31,
	2011	2010

Motor vehicles	$266,085	$126,770
Furniture, fixture and equipment	19,492	-
Foreign translation difference	4,648	3,789
	290,225	130,559
Less: accumulated depreciation	(44,373)	(6,338)
Less: foreign translation difference	(129)	(190)
Plant and equipment, net	$245,723	$124,031

Depreciation expense for the year ended October 31, 2011 amounted to $38,036.

Depreciation expense for the seven months ended October 31, 2010 and 2009 amounted to $6,338 and $0, respectively.

As of October 31, 2011, the Company has one motor vehicle under finance lease included in plant and equipment with its carrying value of $98,975.

6.         AMOUNT DUE TO A DIRECTOR

As of October 31, 2011 and 2010, amount due to a director represented temporary advances made to the Company by the director and chief executive officer of the Company, Mr. Weng Kung Wong, which was unsecured, interest-free and repayable on demand.

PRIME GLOBAL CAPITAL GROUP INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED OCTOBER 31, 2011 AND MARCH 31, 2010 AND
FOR THE SEVEN MONTHS ENDED OCTOBER 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)

7.         ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consist of the following:

	As of October 31,
	2011	2010

Accrued operating expenses	$95,771	$37,589
Advances from third parties	652	1,915
Deferred revenue	1,847	1,182
	$98,270	$40,686

8.         OBLIGATION UNDER FINANCE LEASE

The Company purchased motor vehicle under a finance lease agreement with the effective interest rate of 6.58% per annum, due through July 21, 2017, with principal and interest payable monthly. The obligation under the finance lease is as follows:

	As of October 31,
	2011	2010

Finance lease	$49,939	$56,364
Less: interest expense	(1,972)	(460)

Net present value of finance lease	$47,967	$55,904

Current portion	$7,411	$6,268
Non-current portion	40,556	49,636

Total	$47,967	$55,904

As of October 31, 2011, the maturities of the finance lease for each of the five years and thereafter are as follows:

Years ending October 31:
2012	$7,411
2013	7,966
2014	8,520
2015	9,075
2016	9,630
Thereafter	5,365

Total	$47,967

9.         STOCKHOLDERS’ EQUITY

On July 15, 2010, the Company approved the 1 for 20 reverse split of its common stock. As a result, the total number of issued and outstanding shares was reduced from 40,000,000 to 2,000,003 shares and par value of its common stock was unchanged at $0.001. This is inclusive of issuance of 3 shares of common stocks as fractional shares. All common stock and per share data for all periods presented in these consolidated financial statements have been restated to give effect to the reverse stock split.

PRIME GLOBAL CAPITAL GROUP INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED OCTOBER 31, 2011 AND MARCH 31, 2010 AND
FOR THE SEVEN MONTHS ENDED OCTOBER 31, 2010 AND 2009
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

On September 7, 2011, the Company issued 110,610 shares of restricted common stock to the executive officers as services compensation of $70,000.

As of October 31, 2011, the number of shares of the Company’s common stock issued and outstanding was 500,110,613 shares. There are no shares of preferred stock issued and outstanding.

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

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Year ended	Seven months ended October 31,		Year ended
	October 31, 2011	2010	2009	March 31, 2010
			(Unaudited)

Basis and diluted net income (loss) per share calculation
Numerator:
- Net income (loss) in computing basic and diluted net income per share	$1,544,937	$54,262	$(177)	$(494)

Denominator:
Weighted average shares outstanding – Basic and diluted	391,937,428	16,500,000	16,500,000	16,500,000
Net income (loss) per share – Basic and diluted	$0.00	$0.00	$(0.00)	$(0.00)

PRIME GLOBAL CAPITAL GROUP INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED OCTOBER 31, 2011 AND MARCH 31, 2010 AND
FOR THE SEVEN MONTHS ENDED OCTOBER 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)

11.         INCOME TAXES

The local (United States) and foreign components of income (loss) before income taxes were comprised of the following:

	Year ended	Seven months ended October 31,		Year ended
	October 31, 2011	2010	2009	March 31, 2010
			(Unaudited)

Tax jurisdictions from:
– Local	$(406,792)	$(28,188)	$-	$-
– Foreign	2,607,589	103,063	(177)	(494)
Income (loss) before income taxes	$2,200,797	$74,875	$(177)	$(494)

Provision for income taxes consisted of the following:

	Year ended	Seven months ended October 31,		Year ended
	October 31, 2011	2010	2009	March 31, 2010
			(Unaudited)
Current:
– Local	$-	$-	$-	$-
– Foreign	655,860	20,613	-	-

Deferred:
– Local	-	-	-	-
– Foreign	-	-	-	-
Income tax expense	$655,860	$20,613	$-	$-

The effective tax rate in the years and periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. During the periods presented, the Company has a subsidiary that operates in Malaysia and is subject to tax in the jurisdictions in which it operates, as follows:

United States of America

PGCG is registered in the State of Nevada and is subject to United States of America tax law. As of October 31, 2011, the operations in the United States of America incurred $434,980 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2031, if unutilized. The Company has provided for a full valuation allowance of $147,893 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

British Virgin Islands

Under the current BVI law, PGIL and PPIL are not subject to tax on income. For the year ended October 31, 2011, both companies incurred an aggregated net operating loss of $6,660.

PRIME GLOBAL CAPITAL GROUP INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED OCTOBER 31, 2011 AND MARCH 31, 2010 AND
FOR THE SEVEN MONTHS ENDED OCTOBER 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)

Malaysia

UHT and VSSB are subject to the Malaysia Corporate Tax Laws at a progressive income tax rate starting from 20% on the assessable income for its tax year. A reconciliation of income (loss) before income taxes to the effective tax rate as follows:

	Year ended	Seven months ended October 31,		Year ended
	October 31, 2011	2010	2009	March 31, 2010
			(Unaudited)

Income (loss) before income taxes	$2,614,249	$103,063	$(177)	$(494)
Statutory income tax rate	20%	20%	20%	20%

Income tax at statutory tax rate	522,850	20,613	(35)	(99)
Tax effect of non-deductible expenses	14,609	-	-	-
Tax effect of non-taxable income	(955)	-	-	-
Tax effect of tax allowances	(13,106)	-	-	-
Tax effect of different tax rate	128,093	-	-	-
Tax adjustment	4,369	-	-	-
Net operating loss	-	-	35	99
Income tax expense	$655,860	$20,613	$-	$-

12.        PENSION PLAN

The Company is required to make a contribution to the Employees Provident Fund (“EPF”) under a defined contribution pension scheme for all of its eligible employees aged 18 to 55 with a term of employment service in Malaysia. The Company is required to contribute a specified percentage of the participants’ relevant income based on their ages and wages level. The participants are entitled to 100% of the Company’s contributions together with accrued returns irrespective of their length of service with the Company. The total contributions made for EPF were $3,781 and $0 for the seven months ended October 31, 2010 and 2009, respectively. For the year ended October 31, 2011, the Company made $30,250 contribution.

13.         RELATED PARTY TRANSACTIONS

Significant transactions with related parties during the year ended October 31, 2011 and seven months ended October 31, 2010 were summarized as follows:

	Year ended	Seven months ended
	October 31, 2011	October 31,2010
Sales of software products
- Party A	$490,094	$-
- Party B	195,998	42,911
- Party C	97,574	-
- Party D	97,901	144,332

Sales of luxury consumer products
- Party E	756,133	246,759

Consultancy service income
- Party E	120,987	-

Purchase of software products
- Related party F	104,147	-
- Related party G	-	172,165

Rent expense
- Related party H	8,992	510

Consultancy service expense
- Related party I	120,987	-

PRIME GLOBAL CAPITAL GROUP INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED OCTOBER 31, 2011 AND MARCH 31, 2010 AND
FOR THE SEVEN MONTHS ENDED OCTOBER 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)

Parties A, B, C, D and E are under common control of various shareholders with less than 5% but over 4.5% equity interest of the Company individually.

The former directors of related party F are the shareholders of the Company with less than 5% but over 4.5% equity interest individually.

Related parties G, H and I are under common control of Mr. Weng Kung Wong, the director and chief executive officer of the Company.

All of these related party transactions are generally transacted in an arm-length basis at the current market value in the normal course of business.

14.	SEGMENT INFORMATION

The Company operates three reportable business segments in Malaysia, as defined by ASC Topic 280:

●	Software business – sale of software products and website development
●	Trading business – trading of luxury consumer products
●	Plantation business – operation of palm oil plantation, commencing from July 2011

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 3). The Company had no inter-segment sales for the years or periods presented. Summarized financial information concerning the Company’s reportable segments is shown as below:

	Year ended October 31, 2011
	Software Business	Trading Business	Plantation Business	Corporate	Total

Revenues, net	$2,887,361	$756,133	$109,569	$-	$3,753,063
Cost of revenues	(147,342)	(596,065)	(83,926)	-	(827,333)
Gross profit	2,740,019	160,068	25,643	-	2,925,730
Depreciation	1,081	-	2,946	34,009	38,036
Net income (loss)	1,544,970	404,591	8,828	(413,452)	1,544,937
Total assets	-	-	1,326,370	6,111,533	7,437,903
Expenditure for long-lived assets	$-	$-	$82,887	$75,919	$158,806

	Seven months ended October 31, 2010
	Software Business	Trading Business	Plantation Business	Corporate	Total

Revenues, net	$290,281	$246,759	$-	$-	$537,040
Cost of revenues	(173,768)	(195,232)	-	-	(369,000)
Gross profit	116,513	51,527	-	-	168,040
Depreciation	-	-	-	6,338	6,338
Net income (loss)	44,566	37,884	-	(28,188)	54,262
Total assets	-	-	-	797,355	797,355
Expenditure for long-lived assets	$-	$-	$-	$70,425	$70,425

PRIME GLOBAL CAPITAL GROUP INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED OCTOBER 31, 2011 AND MARCH 31, 2010 AND
FOR THE SEVEN MONTHS ENDED OCTOBER 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)

Seven months ended October 31, 2009
	Software Business	Trading Business	Plantation Business	Corporate	Total

Revenues, net	$-	$-	$-	$-	$-
Cost of revenues	-	-	-	-	-
Gross profit	-	-	-	-	-
Depreciation	-	-	-	-	-
Net income (loss)	-	-	-	(177)	(177)
Total assets	-	-	-	1,074	1,074
Expenditure for long-lived assets	$-	$-	$-	$-	$-

Year ended March 31, 2010
	Software Business	Trading Business	Plantation Business	Corporate	Total

Revenues, net	$-	$-	$-	$-	$-
Cost of revenues	-	-	-	-	-
Gross profit	-	-	-	-	-
Depreciation	-	-	-	-	-
Net income (loss)	-	-	-	(494)	(494)
Total assets	-	-	-	49	49
Expenditure for long-lived assets	$-	$-	$-	$-	$-

15.	CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)         Major customers

For the year ended October 31, 2011, the customer who accounted for 10% or more of the Company’s revenues is presented as follows:

		Year ended October 31, 2011		October 31, 2011
	Business segment	Revenues	Percentage of revenues	Trade accounts receivable

Customer A	Software	$2,005,140	53%	$-
Customer B (Related party footnote, Party E)	Trading	756,133	20%	-
Customer C (Related party footnote, Party A)	Software	490,094	13%	-
Total:		$3,251,367	86%	$-

PRIME GLOBAL CAPITAL GROUP INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED OCTOBER 31, 2011 AND MARCH 31, 2010 AND
FOR THE SEVEN MONTHS ENDED OCTOBER 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)

For the seven months ended October 31, 2010, the customer who accounted for 10% or more of the Company’s revenues is presented as follows:

		Seven months ended October 31, 2010		October 31, 2010
	Business segment	Revenues	Percentage of revenues	Trade accounts receivable

Customer B (Related party footnote, Party E)	Trading	$246,759	46%	$105,516
Customer D (Related party footnote, Party D)	Software	144,332	27%	-
Customer E	Software	72,022	13%	-
Total:		$463,113	86%	$105,516

For the seven months ended October 31, 2009, there was no customer who accounted for 10% or more of the Company’s revenues.

For the year ended March 31, 2010, there was no customer who accounted for 10% or more of the Company’s revenues.

(b)         Major vendors

For the year ended October 31, 2011, the vendor who accounted for 10% or more of the Company’s purchases is presented as follows:

	Year ended October 31, 2011		October 31, 2011
	Purchase	Percentage of purchase	Trade accounts payable

Vendor A	$445,646	54%	$-
Vendor B	150,419	18%	-
Vendor C, (Related party footnote, Related Party F)	104,147	13%	-
Total:	$700,212	85%	$-

For the seven months ended October 31, 2010, the vendor who accounted for 10% or more of the Company’s purchases is presented as follows:

	Seven months ended October 31, 2010		October 31, 2010
	Purchase	Percentage of purchase	Trade accounts payable

Vendor D,(Related party footnote, Related Party G)	$172,165	47%	$-
Vendor E	112,690	30%	116,058
Vendor F	82,542	22%	-
Total:	$367,397	99%	$116,058

For the seven months ended October 31, 2009, there was no vendor who accounted for 10% or more of the Company’s purchases.

PRIME GLOBAL CAPITAL GROUP INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED OCTOBER 31, 2011 AND MARCH 31, 2010 AND
FOR THE SEVEN MONTHS ENDED OCTOBER 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)

For the year ended March 31, 2010, there was no vendor who accounted for 10% or more of the Company’s purchases.

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

The reporting currency of the Company is US$, to date the majority of the revenues and costs are denominated in MYR and a significant portion of the assets and liabilities are denominated in MYR. As a result, the Company is exposed to foreign exchange risk as its revenues and results of operations may be affected by fluctuations in the exchange rate between US$ and MYR. If MYR depreciates against US$, the value of MYR revenues and assets as expressed in US$ financial statements will decline. The Company does not hold any derivative or other financial instruments that expose it to substantial market risk.

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

16.	COMMITMENTS AND CONTINGENCIES

(a)	Operating lease commitment

The Company leases certain office premises, staff quarters and palm oil land under operating leases that expire at various dates through 2012. The leases, which cover periods from one to two years, generally provide for renewal options at specified rental amounts.

Aggregate rent expenses for the year ended October 31, 2011 were $61,975, which included $52,319 in cost of revenues. Aggregate rent expenses for the seven months ended October 31, 2010 and 2009 were $549 and $0, respectively.

As of October 31, 2011, the Company has future minimum rental payments due under various operating leases in the next two years, as follows:

	Office premise and staff quarters	Plantation land	Total
Years ending October 31:
2012	$11,477	$104,275	$115,752
2013	815	-	815

Total	$12,292	104,275	$116,567

PRIME GLOBAL CAPITAL GROUP INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED OCTOBER 31, 2011 AND MARCH 31, 2010 AND
FOR THE SEVEN MONTHS ENDED OCTOBER 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)

(b)	Capital commitment

As of October 31, 2011, the Company has future contingent payment of $7,163,411 under the conditional purchase contract in connection of acquisition of palm oil plantation land within three months upon the receipt of the government and other consents required to effectuate the land transfer. Management anticipates the completion of the land purchase in the next twelve months.

17.	SUBSEQUENT EVENTS

On December 8, 2011, the Company entered into a Memorandum of Understanding with Mr. Wichai Samphantharat, Chief District Officer of Srira Cha province, Thailand, pursuant to which the Srira Cha province government agreed to allocate to the Company 20 Rai (approximately 8 acres) of land for trial planting of castor seeds. The Company shall provide castor seeds for cultivation by third party farmers and station a minimum of two personnel at the trial planting site at its expense. The Company intends to purchase the castor beans cultivated at the trial planting site.

On December 12, 2011, the board of directors of the Company approved to initiate the process for listing shares of the Company’s common stock on one or more U.S. national securities exchanges including the NYSE Amex Equities Exchange.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On November 14, 2011, our board of directors approved the engagement of Borgers & Cutler CPAs PLLC (“B&C”), as our new independent registered public accounting firm and dismissed HKCMCPA Company Limited (“HKCM”), our former independent registered public accounting firm.  The engagement of B&C and dismissal of HKCM was previously reported in the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 16, 2011.

ITEM 9A.  CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer.  Based on that evaluation and the identification of a material weakness in internal control over financial reporting described below, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures, subject to limitations as noted below, as of October 31, 2011, and during the period prior to and including the date of this report, were not effective.

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

We have evaluated the effectiveness of our internal control over financial reporting based on certain criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) as of the end of the period covered by this report.

A material weakness is a control deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.  In connection with management's assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, we identified the following material weaknesses in our internal control over financial reporting as of October 31, 2011.  We had not effectively implemented comprehensive entity-level internal controls and had not completed the documentation or testing of these controls at year end.

Due to the identified material weakness, management concluded that we did not maintain effective internal control over financial reporting as of October 31, 2011, based on Internal Control - Integrated Framework issued by COSO.  The effectiveness of our internal control over financial reporting as of October 31, 2011 has been audited by Borgers & Cutler CPAs PLLC, an independent registered public accounting firm, as stated in its report which is included in Item 8 of this Annual Report on Form 10-K.

Plans for Remediation of Material Weakness

In response to the above identified material weakness and to strengthen our internal control over financial reporting, we have taken the following remediation initiatives:

1.
Our management held meetings promptly after being notified of such material weakness in internal controls to address such weakness, and determined to meet regularly for the specific purpose of monitoring and discussing with staff the remediation of such weakness;

2.
We have completed documentation of entity-level internal controls and implemented the existing policies and procedures, coupled with the review and modification of our existing policies and procedures by the first quarter of 2012, as part of our testing of internal control over financial reporting; and

3.	We intend to establish an audit committee to improve oversight in the establishment and monitoring of required internal controls and procedures.

In addition, we continue to reassess our internal controls and procedures in light of these recent events and are in the process of determining the additional actions to be taken to remediate the identified material weakness.

Inherent Limitations Over Internal Controls

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

Changes in Internal Control Over Financial Reporting

There have been no material changes in internal control over financial reporting that occurred during the fourth quarter ended October 31, 2011, that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Name	Age	Position
Weng Kung Wong	39	Chief Executive Officer and Director
Liong Tat Teh	52	Chief Financial Officer and Director
Sek Fong Wong	33	Secretary and Director

Family Relationships

There are no family relationships between any of our directors or executive officers.

Biographies

Set forth below are brief accounts of the business experience during the past five years of each director, executive officer and significant employee of the Company.

Weng Kung Wong, age 39, joined us as our Chief Executive Officer and Director on November 15, 2010.  He founded Mobile Wallet Sdn. Bhd., MWSB, one of the first Malaysian m-commerce companies, in 2004 and currently serves as its Executive Director and Chief Executive Officer.  Prior to founding MWSB, Mr. Wong served as an Agency Unit Manager of MAA Insurance from April, 2001 to November, 2003.  From January, 2000 to April, 2001, he was the Marketing Director of Spider Holding Sdn. Bhd., an herb products distribution company.  Mr. Wong began his professional career in 1995 with Forever Living Products, a health products multilevel marketing company, where he spent four years in positions of accelerating responsibility in the areas of business development and marketing.  Mr. Wong obtained bachelors degree in Management Information Systems from the National Central University of Taiwan in 1995.  We believe that Mr. Wong’s business expertise, including a background in leading and managing m-commerce companies, give him the qualifications and skills to serve as our director.

Liong Tat Teh, age 52, joined us as our Chief Financial Officer on November 15, 2010.  He has more than 27 years’ of professional accounting and financial experience.  Mr. Teh is currently the Financial Controller of MW Group.  Prior to joining MW Group in February, 2008, Mr. Teh served as the Financial Controller of Ikhmas Jaya Sdn. Bhd., a construction and civil engineering company, from February, 1995 to January, 2008.  From June, 1993 to February, 1995, Mr. Teh was a Group Accountant of Mitrajaya Holding Bhd., a construction engineering company.  Prior to joining Mitrajaya Holding Bhd., Mr. Teh was a Finance Manager for Vorwerk (M) Sdn. Bhd., a Malaysian subsidiary of Vorwerk International based in Germany, a distributor of household appliances, from December, 1992 to June, 1993.  From March, 1989 to December, 1992, Mr. Teh worked as Accountant at Tasima Footwear Sdn Bhd.  Mr. Teh graduated from Kolej Tunku Abdul Rahman Malaysia in 1983 with a Diploma in Cost and Management Accounting, and attained a fellowship at the Chartered Institute of Management Accountants of United Kingdom.  Mr. Teh has been a Chartered Accountant registered with Malaysian Institute of Accountants since 1995.  We believe that Mr. Teh’s diversified financial and business expertise, including a background with m-commerce based companies, give him the qualifications and skills to serve as our director.

Sek Fong Wong, age 33, joined us as our Secretary on November 15, 2010.  She is also the Assistant Administration Manager of MWPAY Sdn. Bhd., the marketing and distribution arm of Mobile Wallet Group.  Prior to joining MWPAY, Ms. Wong served as the Personal Assistant of Bioworld Resource Sdn. Bhd., a multilevel marketing arm of CEEBEE Groups of companies, promoting health food from September, 2005 to April, 2008.  From August, 2000 to September, 2005, Ms. Wong was actively involved in Gerakan Belia Bersatu Malaysia (GBBM), a youth movement NGO.  She is a Central Committee Member of GBBM and represents the country of Malaysia in various conferences and activities located in Malaysia and elsewhere.  Miss Wong received a bachelor degree in Chemistry and Biology from Kolej Tunku Abdul Rahman Malaysia in 2000.  We believe that Ms. Wong’s diversified business experience, including a background with m-commerce based companies, gives her the qualifications and skills to serve as our director.

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

Board Committees and Audit Committee Financial Expert

We do not currently have a standing audit, nominating or compensation committee of the board of directors, or any committee performing similar functions.  Our board of directors performs the functions of audit, nominating and compensation committees.  As a company in its initial stages of business development, none of our directors  qualifies as an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K promulgated under the Securities Act.   We anticipate including an audit committee financial expert on our board of directors as our business operations mature.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended October 31, 2011, our officers, directors and greater than 10% percent beneficial owners timely filed all reports required by Section 16(a) of the Securities Exchange Act.

Code of Ethics

As a public company in is initial stages of business development, we have not adopted a code of ethics.  We intend to adopt a code of ethics for our senior officers, including our principal executive officer, principal financial officer, principal accounting officer or controller and any person who may perform similar functions as our business expands and matures.

ITEM 11.   EXECUTIVE COMPENSATION.

Compensation Discussion and Analysis

Our compensation program primarily consists of cash compensation for the services provided.  The board of directors, which includes of our executive officers, will review and approve the compensation of our named executive officers and consultants, including Weng Kung Wong, Liong Tat Teh and Sek Fong Wong.  As we gain experience as a public company, we expect that the specific direction, emphasis and components of executive compensation programs will continue to evolve.  Factors that may influence our decision to change our compensation policies include our future revenue growth and profitability, the implementation of our business plan and strategy and increasing complexity of our business.

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

Summary Compensation Table

The following summary compensation table sets forth the aggregate compensation we paid or accrued during the fiscal years ended October 31, 2011 and October 31, 2010 to (i) our Chief Executive Officer (principal executive officer), (ii) our two most highly compensated executive officers other than the principal executive officer who were serving as executive officers on October 31, 2011 whose total compensation was in excess of $100,000, and (iii) up to two additional individuals who would have been within the two-other-most-highly compensated but were not serving as executive officers on October 31, 2011

Name and Principal Position	Year	Salary (1)	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation		Total(1)

Weng Kung Wong (2)	2011	$37,120	$0	$35,000	$0	$0	$0	$120,987	(3)	$193,107

Chief Executive Officer and President	2010	$0	$0	$0	$0	$0	$0	$0		$0

David Gunawan Ng (2)	2010	$0	$0	$0	$0	$0	$0	$0		$0

Chief Executive Officer

(1)
All cash compensation was paid in Malaysian Ringgit, our functional currency.  The Malaysian Ringgit was converted into United States Dollars using the exchange rate prevailing at the dates of payment at an average annualized rate of 3.0582 and 3.1946 for fiscal years ended October 31, 2011 and 2010, respectively.

(2)
On November 15, 2010, Weng Kung Wong was appointed to serve as our Chief Executive Officer and as a member of our board of directors.  David Ng resigned from his positions as President and Chief Executive Officer of the Company effective November 15, 2010.

(3)	Mr. Wong received MYR 370,000, or approximately US$120,987, in connection with rendering consulting services to Legend Venture Pte. Ltd. on behalf of the Company.

Narrative disclosure to Summary Compensation

Former Employment Agreements

On April 21, 2011, we entered into employment agreements with each of Weng Kung Wong, Liong Tat Teh and Sek Fong Wong, our Chief Executive Officer, Chief Financial Officer and Corporate Secretary, respectively.  Pursuant to the terms of the employment agreements, each of Messrs. Wong and Teh and Ms. Wong would receive the annual base salaries set forth below:

Name	Base Salary
Weng Kung Wong	US$180,000
Liong Tat Teh	US$120,000
Sek Fong Wong	US$60,000

The base salary was payable in shares of the Company’s common stock at a per share price equal to the volume weighted average closing price (or if no closing price is available, the average of the bid and asked prices per share reported on a consolidated basis on the principal stock exchange or market on which the security is then traded) of the Company’s common stock during the ten trading days immediately preceding the end of each fiscal quarter.

Pursuant to the terms of these employment agreements, effective September 7, 2011, the Company issued to our executive officers an aggregate of 110,610 shares of common stock as set forth below in lieu of cash compensation for services rendered during the quarters ended April 30, 2011 and July 31, 2011:

Name	Shares of Common Stock	Price Per Share	Total Shares Issued
Weng Kung Wong	26,511 28,794	$0.1886 $1.0418	55,305

Liong Tat Teh	17,674 19,196	$0.1886 $1.0418	36,870

Sek Fong Wong	8,837 9,598	$0.1886 $1.0418	18,435

Current Employment Agreements

On July 19, 2011, UHT, our subsidiary, entered into employment agreements with our executive officers, which replaced and superseded the above described employment agreements between the executive officers and the Company, or the New Employment Agreements.  Pursuant to the terms of the New Employment Agreements, the executive officers will receive the annual base salaries set forth below, retroactive July 1, 2011:

Name	Annual Salary
Weng Kun Wong	MYR$340,560
Liong Tat Teh	MYR$124,800
Sek Wong Fong	MYR$46,200

Each executive officer may terminate his or her respective employment agreement by giving two months prior written notice or, in lieu of such notice, electing to immediately terminate and receive a sum equal to two months salary.  UHT may terminate each New Employment Agreement by giving 24 hours prior written notice in the event of any gross misconduct, criminal activities committed by the employee, or serious default or breach by the employee of any terms of his or her respective employment agreement or the rules and regulations of Union Hub.

Each executive officer also executed a noncompetition and nondisclosure agreement containing non-solicitation obligations that survive the termination of the agreement for a period of two years, confidentiality obligations and other obligations relating to employee inventions by the executive.

The foregoing descriptions of the New Employment Agreements are qualified in their entirety by reference to such agreements which are filed as Exhibits 10.13, 10.14 and 10.15 to this Annual Report, respectively, and are incorporated herein by reference.

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

Compensation of Directors

During our fiscal year ended October 31, 2011, we did not provide compensation to any of our directors for serving as our director.  We currently have no formal plan for compensating our directors for their services in their capacity as directors, although we may elect to issue stock options to such persons from time to time.  Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director.

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

Compensation Committee Report

Our entire board of directors has reviewed and discussed the Compensation Discussion and Analysis in this report with management.  Based on its review and discussion with management, the board of directors recommended that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the fiscal year ended October 31, 2011.  The material in this report is not deemed filed with the SEC and is not incorporated by reference in any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made on, before, or after the date of this Report on Form 10-K and irrespective of any general incorporation language in such filing.

Submitted by members of the board of directors:
Weng Kung Wong
Liong Tat Teh
Sek Fong Wong

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of January 17, 2012, certain information with regard to the record and beneficial ownership of the Company’s common stock by (i) each person known to the Company to be the record or beneficial owner of 5% or more of the Company’s common stock, (ii) each director of the Company, (iii) each of the named executive officers, and (iv) all executive officers and directors of the Company as a group:

Name of Beneficial Owner	Amount (number of shares)	Percentage of Outstanding Shares of Common Stock
Weng Kung Wong (1)	45,480,305	9.1%
Liong Tat Teh (1)	36,870	*	%
Sek Fong Wong (1)	18,435	*	%
All executive officers and directors as a group (three persons)	45,535,610	9.1%

_______________
*	Less than 1%.
(1)	Except as otherwise indicated, the address of each beneficial owner is c/o Prime Global Capital Group Incorporated, 11-2, Jalan 26/70A, Desa Sri Hartamas, 50480 Kuala Lumpur, Malaysia.
(2)
Applicable percentage ownership is based on 500,110,613 shares of common stock outstanding as of January 17, 2012, together with securities exercisable or convertible into shares of common stock within 60 days of January 17, 2012.  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that a person has the right to acquire beneficial ownership of upon the exercise or conversion of options, convertible stock, warrants or other securities that are currently exercisable or convertible or that will become exercisable or convertible within 60 days of January 17, 2012is deemed to be beneficially owned by the person holding such securities for the purpose of computing the number of shares beneficially owned and percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

MOU to Purchase Palm Oil Plantation

In July 2011, VSSB, which is owned by PGCG Plantations Sdn. Bhd., obtained the right to purchase and operate a mature palm oil plantation located in Malaysia pursuant to the terms of the Land Purchase Agreement and Rental Agreement. Messrs. Wong, our Chief Executive Officer and director, and Chai, UHT’s director, each own 50% of PGCG Plantations Sdn. Bhd.  In August 2011, we entered into a binding MOU to acquire VSSB upon VSSB’s consummation of the Land Purchase Agreement.  We expect the consummation of the Land Purchase Agreement to occur within the next 6 months.  The descriptions of the MOU, Land Purchase Agreement and Rental Agreement are qualified in their entirety by reference to such agreements which are filed as Exhibits 10.6, 10.7, and 10.8 to this Annual Report, respectively, and are incorporated herein by reference.

Purchase Transaction With Gaeawave and MWPAY

On February 10, 2011, we engaged Gaeawave Sdn. Bhd. to develop a social commerce software system for cash consideration of MYR 318,500, or approximately US$104,000. The development project was completed on or around February 16, 2011. Kok Wai Chai, UHT’s director, is a former director of Gaeawave.

On August 20, 2010, we engaged MWPAY Sdn. Bhd. to develop certain aspects of our m-commerce platform for cash consideration of MYR 550,000, or approximately US$167,797.  The development project was completed on or around August 19, 2010.  Weng Kung Wong, our Chief Executive Officer and director, owns 35.28% of Mobile Wallet Sdn. Bhd., which is the parent company of MWPAY.

Subscription of Securities

On February 8, 2011, we consummated the sale to 19 of our of existing accredited stockholders of an aggregate of 400,000,000 shares of its common stock, par value $0.001 (the “Shares”), at a per share price of $0.01, or $4,000,000 in the aggregate, in accordance with the terms and conditions of certain subscription agreements made with such stockholders (the “Subscription Agreements”).   Weng Kung Wong, our Chief Executive Officer and director, participated in the transaction and purchased 32,300,000 shares of our common stock on the same terms and conditions as the other stockholders.  The Subscription Agreements contained terms and conditions that are normal and customary for a transaction of this type.  We received net proceeds of approximately $3,989,000 from the sale of the Shares and intend to use the net proceeds for general corporate purposes.  The Shares were sold pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended and Regulation D promulgated thereunder.  The foregoing description of the form of Subscription Agreements is qualified in its entirety by reference thereto, which is filed as Exhibit 10.4 to this Annual Report, respectively, and is incorporated herein by reference.

Software Sales Transactions With Crystal Dimension, Lace Technology, Precious Intelligence and Tasystems

During the fiscal year ended October 31, 2011, we sold software products to Crystal Dimension Pte. Ltd., a Singapore corporation, Lace Technology Sdn. Bhd., a Malaysian corporation, Precious Intelligence Sdn. Bhd., a Malaysian corporation, and Tasystems Sdn. Bhd., a Malaysian corporation for cash consideration of approximately US$490,100, US$196,000, US$97,600 and US$97,900, respectively. The three directors of Crystal Dimension Pte. Ltd. own 4.8%, 4.7% and 0.8%, respectively, of our issued and outstanding common stock. The two directors of Lace Technology Sdn. Bhd. own 4.98% and 0.3%, respectively, of our issued and outstanding common stock. The two directors of Precious Intelligence Sdn. Bhd. own 4.98% and 0.8%, respectively, of our issued and outstanding common stock. The two directors of Tasystems Sdn. Bhd. own 0.3% and 0.8%, respectively, of our issued and outstanding common stock.

Loans From Weng Kung Wong

As of October 31, 2010, we obtained from Weng Kung Wong, our Chief Executive Officer and director, several unsecured, interest-free advances in the aggregate principal amount of $185,724.

As of October 31, 2011, we obtained from Weng Kung Wong, our Chief Executive Officer and director, several unsecured, interest-free advances which, together with prior advances, have an aggregate principal amount of $182,278.  The advances are repayable within the next twelve months. We repaid $6,069 during fiscal year ended October 31, 2011.

Product Sales and Consultancy Service Transactions With Legend Venture

During the fiscal year ended October 31, 2011, we sold luxury consumer products such as high-end timepieces to Legend Venture Sdn. Bhd., a Singapore corporation, for cash consideration of approximately US$756,000.

During November 2010, we also entered into a verbal agreement, which expired on March 31, 2011, to provide consultancy services to Legend Venture Pte. Ltd. in consideration of MYR 370,000, approximately US$121,000. At our request, Weng Kung Wong, our Chief Executive Officer and director provided the consultancy services on our behalf. We compensated Mr. Wong with MYR 370,000, approximately US$121,000 for the additional services to Legend Venture. Each of the two directors of Legend Venture beneficially owns 4.8% and 4.7% respectively, of our issued and outstanding securities.

Lease From Atomic Vision

On October 29, 2010, we leased from Atomic Vision Sdn. Bhd. approximately 1,400 square feet of office space at our headquarters located at 11-2, Jalan 26/70A, Desa Sri Hartamas, 50480 Kuala Lumpur, Malaysia at a monthly rate of RM 2,500, which is approximately US$817 and is considered a market rate.  Our lease expires November 30, 2012.  Weng Kung Wong, our Chief Executive Officer and director, owns 50% of PGCG Properties Sdn. Bhd., which is the parent company of Atomic Vision Sdn. Bhd. and is adequately capitalized  The foregoing description of the lease is qualified in its entirety by reference thereto, which is filed as Exhibit 10.5 to this Annual Report, and is incorporated herein by reference.

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

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.

On November 14, 2011, our board of directors approved the engagement of Borgers & Cutler CPAs PLLC (“B&C”), as our new independent registered public accounting firm and dismissed HKCMCPA Company Limited (“HKCM”), our former independent registered public accounting firm.  HKCM continues to be retained by the Company to assist the Company in compiling its financial statements.  All audit work relating to fiscal year ended October 31, 2011 and seven months ended October 31, 2010 were performed by the full time employees of B&C and HKCM, respectively.

Our board of directors does not have an audit committee.  The functions customarily delegated to an audit committee are performed by our full board of directors.  Our board of directors approves in advance, all services performed by its auditors.  Our board of directors has considered whether the provision of non-audit services is compatible with maintaining the principal accountant’s independence, and has approved such services.

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

	Fiscal Year Ended October 31, 2011	Seven Months Ended October 31, 2010

Audit fees(1)	$68,500	$15,000

Audit related fees(2)	32,500	-

Tax fees	-	-

All other fees	-	-

__________________
 (1)  Audit Fees represent fees for professional services provided in connection with the audit of the Company’s consolidated annual financial statements and review of the quarterly financial statements and internal controls over financial reporting, and audit services in connection with statutory or regulatory filings, consents or other SEC matters.

(2)  Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under “Audit Fees.” In fiscal 2011, this category consisted of fees billed by HKCM in connection with compiling the Company’s financial statements for fiscal 2011.

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as part of this report:

(1)	Financial Statements

Financial Statements are included in Part II, Item 8 of this Annual Report.

(2)	Financial Statement Schedules

No financial statement schedules are included because such schedules are not applicable, are not required, or because required information is included in the consolidated financial statements or notes thereto.

(3)	Exhibits

Exhibit No.	Name of Exhibit
2.1	Articles of Exchange (1)
2.2	Share Exchange Agreement, dated December 6, 2010, by and between Home Touch Holding Company, on the one hand, and Union Hub Technology Sdn. Bhn., Wooi Khang Pua and Kok Wai Chai, on the other hand (2)
2.3	Share Exchange Agreement, dated January 26, 2009, by and between Home Touch Holding Company and Home Touch Limited (3)
3.1	Amended and Restated Articles of Incorporation (1)
3.2	Amended and Restated Bylaws (4)
4.1	Form of common stock certificate (1)
10.1	Common Stock Purchase Agreement, dated December 6, 2010, by and among Home Touch Holding Company, Home Touch Limited, Up Pride Investments Limited and Magicsuccess Investments Limited (2)
10.2	Form of Subscription Agreement, dated September 16, 2010, by and between Home Touch Holding Company and certain accredited investors. (5)
10.3	Form of Subscription Agreement, dated November 2010, by and between Home Touch Holding Company and certain accredited investors. (6)
10.4	Form of Subscription Agreement, dated February 2011, by and between Prime Global Capital Group Incorporated and certain accredited investors (7)
10.5	Tenancy Agreement (Commercial), dated October 29, 2010, by and between Atomic Vision Sdn. Bhd. and Union Hub Technology Sdn. Bhd. (2)
10.6	Memorandum of Understanding, dated August 29, 2011, by and among Wong Weng Kung, Chai Kok Wai and Union Hub Technology Sdn. Bhd. (8)
10.7	Sale and Purchase Agreement (Agricultural Land), dated July 8, 2011, by and between Persiaran Abadi Sdn. Bhd. And Virtual Setup Sdn. Bhd. (8)
10.8	Agreement for Rental of Oil Palm Land, dated July 1, 2011, by and between Persiaran Abadi Sdn. Bhd. And Virtual Setup Sdn. Bhd. (8)
10.9
Memorandum of Understanding For Cooperation In Castor Cultivation, dated December 8, 2011, by and between Prime Global Capital Group Incorporated and Mr. Wichai Samphantharat, Srira Cha Chief District Officer (9)

10.10	Employment Agreement dated April 21, 2011, by and between Prime Global Capital Group Incorporated and Weng Kung Wong (10)

10.11	Employment Agreement dated April 21, 2011, by and between Prime Global Capital Group Incorporated and Liong Tat The (10)
10.12	Employment Agreement dated April 21, 2011, by and between Prime Global Capital Group Incorporated and Sek Fong Wong (10)
10.13	Letter of Appointment dated July 19, 2011, by and between Union Hub Technology Sdn. Bhd. and Weng Kung Wong (11)
10.14	Letter of Appointment dated July 19, 2011, by and between Union Hub Technology Sdn. Bhd. and Liong Tat Teh (11)
10.15	Letter of Appointment dated July 19, 2011, by and between Union Hub Technology Sdn. Bhd. and Sek Fong Wong (11)
21	List of Subsidiaries*
31.1	Certification of Chief Executive Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.*
31.2	Certification of Principal Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document*
101.SCH	XBRL Schema Document*
101.CAL	XBRL Calculation Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*
101.LAB	XBRL Label Linkbase Document*
101.PRE	XBRL Presentation Linkbase Document*

*  Filed herewith.
(1)	Incorporated by reference from our Quarterly Report on Form 10-Q filed with the Securities and Exchange on February 22, 2011.
(2)	Incorporated by reference from Exhibit 2.1 to Current Report on Form 8-K filed with the Securities and Exchange on December 7, 2010.
(3)	Incorporated by reference from Amendment No. 2 to our registration statement filed on Form S-1 with the Securities and Exchange Commission on September 2, 2009.
(4)	Incorporated by reference from Exhibit 2 to Preliminary Information Statement on Schedule 14C filed with the Securities and Exchange Commission on December 23, 2010.
(5)	Incorporated by reference from Exhibit 10.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on September 27, 2010.
(6)	Incorporated by reference from Exhibit 10.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on November 15, 2010.
(7)	Incorporated by reference from Exhibit 10.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on February 9, 2011.
(8)	Incorporated by reference from our Current Report on Form 8-k filed with the Securities and Exchange Commission on August 30, 2011.
(9)	Incorporated by reference from our Current Report on Form 8-k filed with the Securities and Exchange Commission on December 13, 2011.
(10)	Incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 21, 2011.
(11)	Incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 19, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRIME GLOBAL CAPITAL GROUP INCORPORATED
(Registrant)

By:	/s/Weng Kung Wong
Weng Kung Wong
Chief Executive Officer

Dated:	January 30, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Weng Kung Wong
Weng Kung Wong	Chief Executive Officer and Director	January 30, 2012
(Principal Executive Officer)

/s/ Liong Tat Teh
Liong Tat Teh	Chief Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)	January 30, 2012