Form 10-K/A
period 2011-10-31
PRIME GLOBAL CAPITAL GROUP Inc
filed 2012-02-01
CIK 1462047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE: None

EXPLANATORY NOTE

On January 31, 2012, Prime Global Capital Group Incorporated filed its Annual Report on Form 10-K for the fiscal year ended October 31, 2011 (the “Annual Report”).  In connection with the Annual Report, we inadvertently omitted to include the consent of HKCMCPA Company Limited, our prior auditors.   Therefore, we are filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend Item 15 of Part IV of the Annual Report to add the omitted exhibit and to remove the reference to a Code of Ethics.  In addition, we are including certain currently dated certifications with this Amendment.

No changes have been made in this Amendment to modify or update the other disclosures presented in the Annual Report.  This Amendment does not reflect events occurring after the filing of the Annual Report or modify or update those disclosures that may be affected by subsequent events. This Amendment should be read in conjunction with the Annual Report and our other filings with the SEC.

Unless the context requires otherwise, references in this Amendment to the “Company,” “we,” “us,” and “our” refer to Prime Global Capital Group Incorporated.

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Subparagraph (3) of Item 15 of Part IV of the Annual Report is hereby amended and restated in its entirety as set forth below:

The following documents are filed as part of this report:

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

10.10	Employment Agreement dated April 21, 2011, by and between Prime Global Capital Group Incorporated and Weng Kung Wong (10)
10.11	Employment Agreement dated April 21, 2011, by and between Prime Global Capital Group Incorporated and Liong Tat The (10)
10.12	Employment Agreement dated April 21, 2011, by and between Prime Global Capital Group Incorporated and Sek Fong Wong (10)
10.13	Letter of Appointment dated July 19, 2011, by and between Union Hub Technology Sdn. Bhd. and Weng Kung Wong (11)
10.14	Letter of Appointment dated July 19, 2011, by and between Union Hub Technology Sdn. Bhd. and Liong Tat Teh (11)
10.15	Letter of Appointment dated July 19, 2011, by and between Union Hub Technology Sdn. Bhd. and Sek Fong Wong (11)
21	List of Subsidiaries (12)
23	Consent of HKCMCPA Company Limited*
31.1	Certification of Chief Executive Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.*
31.2	Certification of Principal Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*  Filed herewith.
(1)	Incorporated by reference from our Quarterly Report on Form 10-Q filed with the Securities and Exchange on February 22, 2011.
(2)	Incorporated by reference from Exhibit 2.1 to Current Report on Form 8-K filed with the Securities and Exchange on December 7, 2010.
(3)	Incorporated by reference from Amendment No. 2 to our registration statement filed on Form S-1 with the Securities and Exchange Commission on September 2, 2009.
(4)	Incorporated by reference from Exhibit 2 to Preliminary Information Statement on Schedule 14C filed with the Securities and Exchange Commission on December 23, 2010.
(5)	Incorporated by reference from Exhibit 10.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on September 27, 2010.
(6)	Incorporated by reference from Exhibit 10.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on November 15, 2010.
(7)	Incorporated by reference from Exhibit 10.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on February 9, 2011.
(8)	Incorporated by reference from our Current Report on Form 8-k filed with the Securities and Exchange Commission on August 30, 2011.
(9)	Incorporated by reference from our Current Report on Form 8-k filed with the Securities and Exchange Commission on December 13, 2011.
(10)	Incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 21, 2011.
(11)	Incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 19, 2011.
(12)	Incorporated by reference from our Annual Report on Form 10-K filed with the Securities and Exchange Commission on January 31, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRIME GLOBAL CAPITAL GROUP INCORPORATED
(Registrant)

By:	/s/Weng Kung Wong
Weng Kung Wong
Chief Executive Officer

Dated:	February 1, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Weng Kung Wong	Chief Executive Officer and Director	February 1, 2012
Weng Kung Wong	(Principal Executive Officer)

/s/ Liong Tat Teh	Chief Financial Officer and Director	February 1, 2012
Liong Tat Teh	(Principal Financial Officer and Principal Accounting Officer)