Form 10-Q
period 2012-01-31
PRIME GLOBAL CAPITAL GROUP Inc
filed 2012-03-09
CIK 1462047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2012

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      No ☒

As of March 9, 2012, the issuer had outstanding 501,854,393 shares of common stock.

i

PART I    FINANCIAL INFORMATION
 ITEM 1  Financial Statements
PRIME GLOBAL CAPITAL GROUP INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JANUARY 31, 2012 AND OCTOBER 31, 2011
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	January 31, 2012	October 31, 2011
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$2,831,405	$2,592,687
Marketable securities, available-for-sale	4,019,147	3,680,710
Accounts receivable	13,333	27,422
Prepayments, deposits and other receivables	84,567	95,426

Total current assets	6,948,452	6,396,245

Non-current assets:
Deposits on plantation purchase	799,635	795,935
Plant and equipment, net	236,556	245,723
TOTAL ASSETS	$7,984,643	$7,437,903

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,101	$9,367
Amount due to a director	190,354	182,278
Amount due to a related company	2,810	-
Income tax payable	686,362	675,246
Current portion of obligation under finance lease	8,421	7,411
Accrued liabilities and other payables	67,394	98,270

Total current liabilities	957,442	972,572

Long-term liabilities:
Obligation under finance lease	37,664	40,556

Total liabilities	995,106	1,013,128

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 100,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value; 1,000,000,000 shares authorized; 500,110,613 shares issued and outstanding, as of January 31, 2012 and October 31, 2011	500,111	500,111
Additional paid-in capital	4,710,149	4,710,149
Accumulated other comprehensive income (loss)	263,949	(367,009)
Retained earnings	1,515,328	1,581,524

Total stockholders’ equity	6,989,537	6,424,775

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,984,643	$7,437,903
See accompanying notes to condensed consolidated financial statements.

PRIME GLOBAL CAPITAL GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED JANUARY 31, 2012 AND 2011
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Three months ended January 31,
	2012	2011
Revenues, net:
Software sales	$199,158	$322
Product sales	-	743,683
Plantation sales	49,238	-
Total revenues, net	248,396	744,005

Cost of revenues, non related party	(64,364)	(586,249)

Gross profit	184,032	157,756

Operating expenses:
General and administrative	(304,572)	(110,327)

(Loss) income from operations	(120,540)	47,429

Other income (expense):
Dividend income	1,452	-
Realized gain from sale of available-for-sale securities	58,873	-
Gain on disposal of plant and equipment	1,421	-
Interest income	4,786	-
Interest expense	(479)	(485)

(Loss) income before income taxes	(54,487)	46,944

Income tax expense	(11,709)	(23,938)

NET (LOSS) INCOME	(66,196)	$23,006

Other comprehensive income :
- Unrealized holding gain on available-for-sale securities	602,702	-
- Foreign exchange adjustment gain	28,256	7,079

COMPREHENSIVE INCOME	$564,762	$30,085

Net (loss) income per share – Basic and diluted	$(0.00)	$0.00

Weighted average common stock outstanding – Basic and diluted	500,110,613	87,122,224
See accompanying notes to condensed consolidated financial statements.

PRIME GLOBAL CAPITAL GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JANUARY 31, 2012 AND 2011
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

	Three months ended January 31,
	2012	2011

Cash flows from operating activities:
Net (loss) income	$(66,196)	$23,006
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	13,787	6,513
Realized gain from sale of available-for-sale securities	(58,873)	-
Gain on disposal of plant and equipment	(1,421)	-
Changes in operating assets and liabilities:
Accounts receivable	13,793	(638,421)
Prepayments, deposits and other receivables	11,189	(1,365)
Accounts payable	(7,092)	(115,778)
Amount due to a related company	2,726	3,216
Income tax payable	7,740	23,938
Accrued liabilities and other payables	(30,779)	(6,228)

Net cash used in operating activities	(115,126)	(705,119)

Cash flows from investing activities:
Purchase of marketable securities	(1,557,324)	-
Proceeds from sale of marketable securities	1,894,749	-
Purchase of plant and equipment	(11,256)	-
Change in investment in cash management fund	(4,018)	-
Proceeds from disposal of plant and equipment	8,894	-
Payment of earnest deposits	-	(797,584)

Net cash provided by (used in) investing activities	331,045	(797,584)

Cash flows from financing activities:
Advances from a director	7,793	583,300
Payments on finance lease	(2,043)	(2,120)
Proceed from sale of common stock	-	800,000

Net cash provided by financing activities	5,750	1,381,180

Foreign currency translation adjustment	17,049	(5,430)
NET CHANGE IN CASH AND CASH EQUIVALENTS	238,718	(126,953)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,592,687	527,189

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,831,405	$400,236

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income tax	$-	$-
Cash paid for interest	$479	$485
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

In the opinion of management, the consolidated balance sheet as of October 31, 2011 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended January 31, 2012 are not necessarily indicative of the results to be expected for the entire fiscal year ending October 31, 2012 or for any future period.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended October 31, 2011.

NOTE－2    ORGANIZATION AND BUSINESS BACKGROUND

Prime Global Capital Group Incorporated (“PGCG” or “the Company”), formerly Home Touch Holding Company, was incorporated in the State of Nevada on January 26, 2009. On January 25, 2011, the Company changed its name to its current name.

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
(Unaudited)

PGCG and its subsidiaries and VIE are hereinafter referred to as (the “Company”).

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
(Formerly Home Touch Holding Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JANUARY 31, 2011 AND 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

On July 8, 2011, the Company, through VSSB, entered into a Land Purchase Agreement (the “Purchase Agreement”) with an independent third party to purchase four parcels of palm oil plantation land in a purchase price consideration of $7,996,346 (equivalent to MYR24,425,640) with a refundable deposit of $799,635 equal to 10% of its purchase price consideration. Pursuant to the Purchase Agreement, the completion of the purchase transaction is subject to final approval from the local government and local regulatory agency. Also, the Company, through VSSB agreed to lease from the land owner and manage these four parcels of the palm oil plantation land with a monthly rental amount of $12,705 (equivalent to MYR 40,000) for a term of 12 months under an operating lease agreement, subject to automatic termination upon the completion of the Purchase Agreement.

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

With the above agreements, the Company has variable interest of VSSB, through UHT, including its financial interest and demonstrates its ability to control VSSB as a primary beneficiary. Under ASC 810-10-25, VSSB is considered a variable interest entity and its operating results are included in the accompanying condensed consolidated financial statements for the period presented. VSSB incurred an operating loss of $17,912 during the period ended January 31, 2012.

As of January 31, 2012, the deposit of $819,359 on the land purchase is considered as non-current asset, accordingly. Purchase deposit is recorded when payment is made by the Company and the remaining balances will be subsequently settled upon the successful transfer of land title.

●	Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

The Company maintains cash and cash equivalent balances at a financial institution in Malaysia. As of January 31, 2012, the Company has cash concentration risk of $2,472,620 which is held by Malayan Banking Berhad in Malaysia.

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

●	Deposits on plantation purchase

Deposits on plantation purchase represented refundable deposit payment for the purchase of four parcels of palm oil plantation land, which were interest-free and unsecured. Purchase deposits are recorded when payment is made by the Company and capitalized as fixed assets when the transfer of the land titles is successfully registered in favor of the Company. As of January 31, 2012, the purchase contract has been signed and it will be completed upon the approval from the government in the next twelve months.

●	Plant and equipment

Plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational:

Expected useful life
Office furniture and equipment	10 years
Motor vehicles	5 years
Computer equipment	5 years

Expenditures for maintenance and repairs is expensed as incurred. The gain or loss on the disposal of plant and equipment is the difference between the net sales proceeds and the carrying amount of the relevant assets and is recognized in the statement of operations.

Depreciation expense for the three months ended January 31, 2012 and 2011 amounted to $13,787 and $6,513, respectively.

●	Impairment of long-lived assets

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

As of January 31, 2012, the Company has one motor vehicle under finance lease included in plant and equipment with its carrying value of $92,806.

●	Revenue recognition

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

●	Cost of revenues

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

●	Comprehensive income

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
(Formerly Home Touch Holding Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JANUARY 31, 2011 AND 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

For the three months ended January 31, 2012 and 2011, the Company did not have any interest and penalties associated with tax positions. As of January 31, 2012, the Company did not have any significant unrecognized uncertain tax positions.

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

Translation of amounts from the local currency of the Company into US$ has been made at the following exchange rates for the respective periods:

	January 31,
	2012	2011
Period-end MYR : US$1 exchange rate	3.0546	3.0559
Period-average MYR : US$1 exchange rate	3.1483	3.1094

●	Related parties

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

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. The Company operates in three reportable operating segments in Malaysia.

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

The following table summarizes information on the fair value measurement of the Company’s assets as of January 31, 2012 grouped by the categories described above:

	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Securities available-for-sale	$4,019,147	$-	$-

Marketable securities available-for-sale were valued at the closing prices quoted on the Bursa Malaysia Securities Berhad Main Market with which the security is traded.

●	Recently adopted accounting standards

As of November 1, 2011, the Company adopted new guidance on the testing of goodwill impairment that allows the option to assess qualitative factors to determine whether performing the two-step goodwill impairment assessment is necessary.  Under the option, the calculation of the reporting unit's fair value is not required to be performed unless as a result of the qualitative assessment, it is more likely than not that the fair value of the reporting unit is less than the unit's carrying amount. The adoption of this guidance impacts testing steps only, and therefore adoption did not have an impact on the condensed consolidated financial statements.

PRIME GLOBAL CAPITAL GROUP INCORPORATED
(Formerly Home Touch Holding Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JANUARY 31, 2011 AND 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

As of November 1, 2011, the Company adopted new guidance on the presentation of comprehensive income. Specifically, the new guidance allows an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. The Company elected to adopt the two separate but consecutive statement presentation, and the adoption of this guidance did not have a material impact on the condensed consolidated financial statements.

As of November 1, 2011, the Company adopted new guidance regarding disclosures about fair value measurements. The guidance requires new disclosures related to activity in Level 3 fair value measurements. This guidance requires purchases, sales, issuances, and settlements to be presented separately in the rollforward of activity in Level 3 fair value measurements. The Company elected to adopt the new disclosure and the adoption of this guidance did not have a material impact on the condensed consolidated financial statements.

•	Recently issued accounting standards

There are no recently issued accounting standards for which the Company expects a material impact on our financial statements.

NOTE－4    MARKETABLE SECURITIES, AVAILABLE-FOR-SALE

	January 31, 2012	October 31, 2011

Investment in equity securities and cash management fund
At original cost	$3,755,479	$4,019,744
Add: unrealized holding gain (loss) on available-for-sales securities	263,668	(339,034)
Total	$4,019,147	$3,680,710

Marketable securities available-for-sale were valued at the closing prices quoted on the Bursa Malaysia Securities Berhad Main Market with which the security is traded. The Company has an unrealized holding gain of $263,668 for the period ended January 31, 2012.

NOTE－5    AMOUNT DUE TO A DIRECTOR

As of January 31, 2012 and October 31, 2011, amount due to a director represented temporary advances made to the Company by the director and chief executive officer of the Company, Mr. Weng Kung Wong, which was unsecured, interest-free and repayable on demand.

NOTE－6    AMOUNT DUE TO A RELATED COMPANY

As of January 31, 2012, the amount due to a related company represented temporary advances made by Atomic Vision Sdn. Bhd., which is controlled by the director and chief executive office of the Company, Mr. Weng Kung Wong, which was unsecured, interest-free and repayable on demand. Imputed interest on this amount is considered insignificant.

PRIME GLOBAL CAPITAL GROUP INCORPORATED
(Formerly Home Touch Holding Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JANUARY 31, 2011 AND 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

NOTE－7    ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consist of the following:

	January 31, 2012	October 31, 2011

Accrued operating expenses	$62,883	$95,771
Advances from third parties	3,441	652
Deferred revenue	1,070	1,847
	$67,394	$98,270

NOTE－8    OBLIGATION UNDER FINANCE LEASE

The Company purchased motor vehicle under a finance lease agreement with the effective interest rate of 6.58% per annum, due through July 21, 2017, with principal and interest payable monthly. The obligation under the finance lease is as follows:

	January 31, 2012	October 31, 2011

Finance lease	$46,564	$49,939
Less: interest expense	(479)	(1,972)

Net present value of finance lease	$46,085	$47,967

Current portion	$8,421	$7,411
Non-current portion	37,664	40,556

Total	$46,085	$47,967

As of January 31, 2012, the maturities of the finance lease for each of the five years and thereafter are as follows:

Years ending January 31:
2013	$8,421
2014	8,421
2015	8,421
2016	8,421
2017	8,421
Thereafter	3,980

Total	$46,085

PRIME GLOBAL CAPITAL GROUP INCORPORATED
(Formerly Home Touch Holding Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JANUARY 31, 2011 AND 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

NOTE－9    INCOME TAXES

The local (United States) and foreign components of (loss) income before income taxes were comprised of the following:

	Three months ended January 31,
	2012	2011

Tax jurisdictions from:
– Local	$(148,616)	$(72,750)
– Foreign	94,129	119,694
(Loss) income before income taxes	$(54,487)	$46,944

Provision for income taxes consisted of the following:

	Three months ended January 31,
	2012	2011

Current:
– Local	$-	$-
– Foreign	11,709	23,938

Deferred:
– Local	-	-
– Foreign	-	-
Income tax expense	$11,709	$23,938

The effective tax rate in the years and periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. During the periods presented, the Company has a subsidiary that operates in Malaysia and is subject to tax in the jurisdictions in which it operates, as follows:

United States of America

PGCG is registered in the State of Nevada and is subject to United States of America tax law. As of January 31, 2012, the operations in the United States of America incurred $583,596 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2032, if unutilized. The Company has provided for a full valuation allowance of $198,423 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

British Virgin Islands

Under the current BVI law, PGIL and PPIL are not subject to tax on income. For the three months ended January 31, 2012, there is no operating income or loss incurred.

Malaysia

UHT and VSSB are subject to the Malaysia Corporate Tax Laws at a progressive income tax rate starting from 20% on the assessable income for its tax year. A reconciliation of income before income taxes to the effective tax rate as follows:

PRIME GLOBAL CAPITAL GROUP INCORPORATED
(Formerly Home Touch Holding Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JANUARY 31, 2011 AND 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

A reconciliation of income before income taxes to the effective tax rate as follows:

	Three months ended January 31,
	2012	2011

Income before income taxes	$94,129	$119,694
Statutory income tax rate	20%	20%

Income tax at statutory tax rate	18,825	23,938
Tax effect of non-deductible expenses	5,352	-
Tax effect of non-taxable income	(12,257)	-
Tax effect of tax allowances	(2,966)	-
Net operating loss from VSSB	2,755	-
Income tax expense	$11,709	$23,938

NOTE－10    RELATED PARTY TRANSACTIONS

For the three months ended January 31, 2012 and 2011, the Company leased an office premise at the current market value of $2,382 and $1,608, respectively from a related company, which is controlled by the director and chief executive officer of the Company, Mr. Weng Kung Wong in the normal course of business.

For the three months ended January 31, 2011, the Company had software sales of $160 and product sales of $743,683 to certain related companies, which are under common control of various shareholders with less than 5% but over 4.5% equity interest of the Company individually.

All of these related party transactions are generally transacted in an arm-length basis at the current market value in the normal course of business.

NOTE－11    SEGMENT INFORMATION

The Company operates three reportable business segments in Malaysia, as defined by ASC Topic 280:

●	Software business – sale of software products and website development
●	Trading business – trading of luxury consumer products
●	Plantation business – operation of palm oil plantation

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 4). The Company had no inter-segment sales for the periods presented. Summarized financial information concerning the Company’s reportable segments is shown as below:

	Three months ended January 31, 2012
	Software Business	Trading Business	Plantation Business	Corporate	Total

Revenues, net	$199,158	$-	$49,238	$-	$248,396
Cost of revenues	(6,718)	-	(57,646)	-	(64,364)
Gross profit (loss)	192,440	-	(8,408)	-	184,032
Depreciation	-	-	3,963	9,824	13,787
Net income (loss)	100,331	-	(17,911)	(148,616)	(66,196)
Total assets	-	-	1,314,653	6,669,990	7,984,643
Expenditure for long-lived assets	$-	$-	$114	$11,142	$11,256

PRIME GLOBAL CAPITAL GROUP INCORPORATED
(Formerly Home Touch Holding Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JANUARY 31, 2011 AND 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Three months ended January 31, 2011
	Software Business	Trading Business	Plantation Business	Corporate	Total

Revenues, net	$322	$743,683	$-	$-	$744,005
Cost of revenues	-	(586,249)	-	-	(586,249)
Gross profit	322	157,434	-	-	157,756
Depreciation	-	-	-	6,513	6,513
Net income (loss)	-	95,756	-	(72,750)	23,006
Total assets	-	-	-	2,128,104	2,128,104
Expenditure for long-lived assets	$-	$-	$-	$-	$-

NOTE－12    CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)         Major customers

For the three months ended January 31, 2012, the customer who accounted for 10% or more of the Company’s revenues is presented as follows:

		Three months ended January 31, 2012		January 31, 2012
	Business segment	Revenues	Percentage of revenues	Trade accounts receivable

Customer A	Software	$106,440	43%	$-
Customer B	Software	91,956	37%	-
Customer C	Plantation	49,238	20%	13,333
Total:		$247,634	100%	$13,333

For the three months ended January 31, 2011, one customer represented more than 10% of the Company’s revenues amounting to $743,683 with $756,700 of accounts receivable at that date.

(b)         Major vendors

For the three months ended January 31, 2012, the vendor who accounted for 10% or more of the Company’s purchases is presented as follows:

	Three months ended January 31, 2012		January 31, 2012
	Purchase	Percentage of purchase	Trade accounts payable

Vendor A	$38,116	59%	$-
Vendor B	10,132	16%	-
Total:	$48,248	75%	$-

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
FOR THE THREE MONTHS ENDED JANUARY 31, 2011 AND 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

For the three months ended January 31, 2011, the vendor who accounted for 10% or more of the Company’s purchases and its outstanding balance at period-end date, is presented as follows:

	Three months ended January 31, 2011		January 31, 2011
	Purchase	Percentage of purchase	Trade accounts payable

Vendor C	$438,307	75%	$267,399
Vendor D	147,942	25%	150,532
Total:	$586,249	100%	$417,931

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

NOTE－13    COMMITMENTS AND CONTINGENCIES

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
(Formerly Home Touch Holding Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JANUARY 31, 2011 AND 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

Aggregate rent expenses for the three months ended January 31, 2012 and 2011 were $41,051 and $1,608, respectively.

As of January 31, 2012, the Company has future minimum rental payments of $9,324 for office premise and staff quarters and $65,475 for plantation land due under various operating leases in the next year.

(b)         Capital commitment

As of January 31, 2012, the Company has future contingent payment of approximately $7,200,000 under the conditional purchase contract in connection of acquisition of palm oil plantation land within three months upon the receipt of the government and other consents required to effectuate the land transfer. Management anticipates the completion of the land purchase in the next twelve months.

NOTE－14    SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were issued and filed with this Form 10-Q, except for the following events.

On February 13, 2012, an Offer Letter, or the Offer Letter, was issued on behalf of PGCG Properties Sdn. Bhd., one of our affiliated entities, pursuant to which PGCG Properties Sdn. Bhd., or a designee thereof, offered to purchase all of the issued and outstanding securities of Dunford Corporation Sdn. Bhd, or Dunford, at a purchase price equal to RM 55,000,000 less all liabilities (including contingent liabilities), subject to the satisfactory completion of due diligence within 30 days by Prime Global Capital Group Incorporated, a Nevada corporation, or “we”, “us” or the “Company.”  Dunford’s primary assets comprise of certain real properties located in Selangor, Malaysia.  We deposited into escrow the amount of RM 1,100,000, which amount will be applied toward the purchase price upon the consummation of the sale, forfeited as liquidated damages or otherwise refunded to us with interest in accordance with the terms of the Offer Letter.  We further agreed to deposit an additional amount equal to 8% of the purchase price upon the execution of the definitive purchase agreement by the parties.

On February 14, 2012, the Company entered into a binding memorandum of understanding (the “MOU) with the Sinan County government of China’s Guizhou District. Pursuant to the MOU, Sinan County government will allocate 100 mu of land located within Sinan Industrial Park free of charge for a period of three years commencing February 14, 2012, for the purpose of constructing a castor processing plant. The Company is required to begin construction by April 30, 2012, and invest a minimum of RMB 150 million before the end of January 15, 2015 to the project. If the Company fails to make the minimum investment, Sinan County shall be entitled to collect in a lump sum fees for the use of the allocated land since the initialization of the project.

On February 16, 2012, the Company consummated the sale to Mr. Weng Kung Wong, the director and chief executive officer of the Company, of an aggregate of 667,780 shares of its common stock with par value of $0.001, at a price of $2.995 per share, or $2,000,000 in the aggregate. The Company has received the net proceeds from the sale of the shares and will use it for general corporate purposes.

On March 6, 2012, the Company consummated the sale to Mr. Weng Kung Wong, the director and chief executive officer of the Company, and an existing shareholder of the Company, of an aggregate of 1,076,000 shares of its common stock with par value of $0.001, at a price of $2.984 per share, or approximately $3,210,784 in the aggregate.  The Company will receive net proceeds of approximately $3,200,000 from the sale of the shares and will use it for general corporate purposes.

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

In all instances above, we relied on the exemption from registration pursuant to Section 4(2) of, and Regulation D and/or Regulation S promulgated under, the Securities Act of 1933, as amended, or the Securities Act, in selling our securities and the HTL securities.

On January 25, 2011, we changed our name to Prime Global Capital Group Incorporated and increased our authorized capital to 1,000,000,000 shares of common stock and 100,000,000 shares of preferred stock from 100,000,000 shares of common stock and 10,000,000 shares of preferred stock.  Effective January 25, 2011, we changed our fiscal year end from March 31 to October 31.

Current Business Segments

We operate in three business segments: (i) the design, development and operation of one or more technologies which enable a community of users to engage in social networking, research and e-commerce on a mobile platform, or the m-commerce business; (ii) the distribution of consumer goods such as high-end timepieces to distributors, independent retailers and individual end-users; and (iii) the operation of a palm oil plantation, or our oilseeds business.  Our m-commerce and consumer goods distribution businesses were launched in July 2010 and October 2010, respectively.  We commenced our palm oil plantation business in August 2011.  We conduct our software development and distribution and product distribution businesses through UHT and our oilseeds business through VSSB, our VIE.

Our Oilseeds Business

In July 2011, VSSB, a subsidiary of PGCG Plantations Sdn. Bhd. which is beneficially owned by Messrs. Wong, our Chief Executive Officer and director, and Chai, UHT’s director, obtained the right to purchase and operate a mature palm oil plantation located in Malaysia pursuant to the terms of the Land Purchase Agreement, and the Rental Agreement.  In August 2011, we entered into a binding MOU to acquire VSSB upon VSSB’s consummation of the Land Purchase Agreement.  We expect the consummation of the Land Purchase Agreement to occur within the next 6 months.

On December 8, 2011, we entered into a Memorandum of Understanding, or the Thailand MOU, with Srira Cha province, Thailand to initiate a contract farming arrangement with local farmers on a trial basis.  Pursuant to the Thailand MOU, the Srira Cha province government agreed to allocate to us 20 Rai (approximately 8 acres) of land to plant castor seeds provided by us.  If the local farmers and the provincial government are satisfied with the results of the trial arrangement, the provincial government agreed to allocate additional lands with a goal of reaching 500,000 Rai over a period of five years and promote and support the cultivation of castor among independent farmers.  Once a planting area of 4,000 Rai has been achieved, the Company intends to obtain the government’s approval to build and operate a castor processing plant with the goal of building and operating two castor processing plants over such five year period.  We intend to purchase the castor beans cultivated by contract farmers on the allocated land.  We expect to initiate trial planting within the next 6 months.

On February 14, 2012, we entered into a binding Memorandum of Understanding, or the Sinan MOU, with the Sinan County government of China’s Guizhou District pursuant to which the Sinan County government agreed to allocate to us land to construct a castor processing plant and plant castor seeds.  Pursuant to the terms of the MOU, Sinan agreed to allocate to us 100 mu of land located within Sinan Industrial Park free of charge for a period of three years commencing February 14, 2012, for the purpose of constructing a castor processing plant.  We are required to begin construction by April 30, 2012, and invest a minimum of RMB 150 million before the end of January 15, 2015, into the project.  If we fail to make the minimum investment, Sinan County shall be entitled to collect in a lump sum fees for the use of the allocated land since the initialization of the project.  Sinan County agrees to assist us in promoting castor planting in Sinan and other neighboring counties with a target of achieving 250,000 to 400,000 mu of plantation area within 1-3 years.  We will be responsible for developing and managing the castor operations.  The MOU is construed and enforceable in accordance with the laws of the People’s Republic of China.

A copy of the MOU, Thailand MOU and Sinan MOU are incorporated herein by reference and filed as Exhibits 10.4, 10.7 and 10.8 to this Quarterly Report on Form 10-Q.  The description of the transactions contemplated by the MOU, Thailand MOU and Sinan MOU set forth herein does not purport to be complete and is qualified in its entirety by reference to the full text of the exhibits filed herewith and incorporated herein by reference.

Focus on Oil Seeds Business

In light of the opportunities presented by our oilseeds business, our management elected to focus our resources to develop our oilseeds business.  We intend to seek additional business opportunities in the castor oil and palm oil industries with a focus on the acquisition, lease or management of existing castor oil and palm oil plantations located in Asia. Except as described above, we are not parties to any binding agreements or commitments regarding any such disposition, acquisition or business venture, and there can be no assurance that we will be able to successfully consummate such disposition, acquisition or business venture.

Approval to Initiate Uplisting Process

On December 12, 2011, our board of directors approved, authorized and directed our officers to initiate the process for listing shares of the Company’s common stock on one or more U.S. national securities exchanges including the NYSE Amex Equities Exchange.

Sale of Company Securities

On February 16, 2012, we consummated the sale to Mr. Weng Kung Wong, our President and Chief Executive Officer, of an aggregate of 667,780 shares of our common stock with par value of $0.001, at a price of $2.995 per share, or $2,000,000 in the aggregate. The proceeds from the sale of the shares will be used for general corporate purposes.

On March 6, 2012, we consummated the sale to Mr. Weng Kung Wong, our President and Chief Executive Officer, and one other accredited shareholder of the Company, of an aggregate of 1,076,000 shares of our common stock with par value of $0.001, at a price of $2.984 per share, or approximately $3,210,784 in the aggregate.  Mr. Wong purchased 638,000 shares of our common stock. We expect to receive net proceeds of approximately $3,200,000 from the sale of the shares and will use the net proceeds for general corporate purposes.

Offer to Purchase Commercial Real Estate

On February 13, 2012, an Offer Letter, or the Offer Letter, was issued on behalf of PGCG Properties Sdn. Bhd., one of our affiliated entities, pursuant to which PGCG Properties Sdn. Bhd., or a designee thereof, offered to purchase all of the issued and outstanding securities of Dunford Corporation Sdn. Bhd, or Dunford, at a purchase price equal to RM 55,000,000 less all liabilities (including contingent liabilities), subject to the satisfactory completion of due diligence within 30 days by Prime Global Capital Group Incorporated, a Nevada corporation, or “we”, “us” or the “Company.”  Dunford’s primary assets comprise of certain real properties located in Selangor, Malaysia.

We deposited into escrow the amount of RM 1,100,000, which amount will be applied toward the purchase price upon the consummation of the sale, forfeited as liquidated damages or otherwise refunded to us with interest in accordance with the terms of the Offer Letter.  We further agreed to deposit an additional amount equal to 8% of the purchase price upon the execution of the definitive purchase agreement by the parties.

We are in the process of negotiating the terms of the definitive purchase agreement and expect to complete the acquisition in the near future.

A copy of the Offer Letter is incorporated herein by reference and filed as Exhibit 10.9 to this Quarterly Report on Form 10-Q.  The description of the transactions contemplated by the Offer Letter set forth herein does not purport to be complete and is qualified in its entirety by reference to the full text of the exhibit filed herewith and incorporated herein by reference.

We intend seek additional real estate acquisition opportunities.  Except as set forth above, we are not parties to any binding agreements or commitments regarding any such acquisition.  There can be no assurance, however, that we will be able to successfully consummate such acquisition in the near future.

Results of Operations

Comparison of the three months ended January 31, 2012 to the three months ended January 31, 2011

The following table shows our revenues by type for the three months ended January 31, 2012, compared to the three months ended January 31, 2011.

	For the Three Months Ended January 31,		$	%
	2012	2011	Change	Change

Net Revenues	$248,396	$744,005	$(495,609)	(67%)
Software sales	199,158	322	198,836	NM
Product sales	-	743,683	(743,683)	(100%)
Plantation sales	49,238	-	49,238	NM
Cost of revenue	(64,364)	(586,249)	(521,885)	(89%)
Gross profit	184,032	157,756	26,276	17%
General and administrative expenses	(304,572)	(110,327)	194,245	176%
Other income (expense)	66,053	(485)	66,538	NM
Income tax expense	(11,709)	(23,938)	(12,229)	(51%)
Net (loss) income	(66,196)	23,006	(89,202)	(388%)
*NM means not meaningful

Revenue.  We generated net revenue of $248,396 for the three months ended January 31, 2012 with software sales accounting for $199,158, or 80.2% of net revenues, and plantation sales accounting for $49,238, or 19.8% of net revenues. For the same period ended January 31, 2011, we generated net revenue of $744,005 with software sales accounting for $322, or 0.04% of net revenues, and product sales accounting for $743,683, or 99.96% of net revenues.  As we shift our focus to our oilseeds business, we anticipate revenues from our oilseeds business segment to increase and revenues from our product distribution business segment to decrease.

Cost of Revenue.  Our cost of revenue as a percentage of net revenue was approximately 25.9% for the three months ended January 31, 2012, as compared to 78.8% for the same period in 2011.  The decrease is primarily attributable to the reduction in our product distribution business.  Cost of revenue consisted primarily of the costs related to the palm oil business such as rental on plantation land, material supplies and subcontracting costs incurred for planting, fertilizing and harvesting the palm oil tree. Shipping and handling costs associated with the distribution of fresh fruit bunches to the customers are also included in cost of revenues.

Gross Profit.  We achieved a gross profit of $184,032 for the three months ended January 31, 2012, as compared to $157,756 for the same period in 2011.  The increase is attributable to the reduction in our product distribution business during the three months ended January 31, 2012.

General and Administrative Expenses (“G&A”).  We incurred G&A expenses of $304,572 for the three months ended January 31, 2012, representing an increase of $194,245, as compared to $110,327 for the three months ended January 31, 2011.  The increase in G&A is primarily attributable to the marketing expenses incurred to promote our oilseeds business and consultancy fee incurred for uplisting process.  G&A as a percentage of net revenue was 122.6% for the three months ended January 31, 2012.

Other Income (Expense).  We incurred other income of $66,053 for the three months ended January 31, 2012, as compared to an expense of $485 for the three months ended January 31, 2011.  The increase in other income is attributable primarily to realized gain on sale of marketable securities of $58,873 and interest income of $4,786.

Income Tax Expense.  We recorded income tax expense of $11,709 for the three months ended January 31, 2012, as compared to $23,938 for the same period ended January 31, 2011.  The decrease is primarily attributable to the decrease in revenue generated from the software product sales business and the product distribution business during the three months ended January 31, 2012.

Liquidity and Capital Resources

Sources of Liquidity.  For the three months ended January 31, 2012, we incurred net loss of $66,196 as compared to a net income of $23,006 for the same period ended January 31, 2011.  During the three month period ended January 31, 2012, and up to the date of this Quarterly Report, we have financed our operations through private placements of our common stock as summarized below:

Private Placement Transactions	Gross Proceeds
Sale of 1,076,000 shares of common stock on 3/6/2012	$3,210,784
Sale of 667,780 shares of the Company’s common stock on 2/16/2012	$2,000,000
Total:	$5,210,784

Net Cash Used in Operating Activities.  For the three months ended January 31, 2012, net cash used in operating activities was $115,126, which consisted primarily of net loss of $66,196, depreciation of $13,787, a decrease in accounts receivable and prepayments, deposits and other receivables of $13,793 and $11,189, respectively, offset by realized gain on sale of marketable securities of $58,873, and a decrease in accrued liabilities and other payables of $30,779.

For the three months ended January 31, 2011, net cash used in operating activities was $705,119, which consisted primarily of net income of $23,006, depreciation of $6,513, and an increase in income tax payable of $23,938, offset by an increase in accounts receivable of $638,421, a decrease in accounts payable of $115,778, and a decrease in accrued liabilities and other payables of $6,228.

Net Cash Used in Investing Activities.  For the three months ended January 31, 2012, net cash provided by investing activities was $331,045, consisting primarily of proceeds derived from the sale of marketable securities of $1,894,749 and proceeds from the disposal of plant and equipment of $8,894, offset by the purchase of marketable securities of $1,557,324, the purchase of plant and equipment of $11,256 and changes in investment in cash management fund of $4,018.

For the three months ended January 31, 2011, net cash used in investing activities was $797,584, all of which was attributable to the payment of earnest deposit on the palm oil plantation to a prospective and independent vendor in Malaysia.

Net Cash Provided By Financing Activities.  For the three months ended January 31, 2012, net cash provided by financing activities was $5,750, consisting advances from Mr. Wong, our Chief Executive Officer and director of $7,793, and offset by repayment of $2,043 on a finance lease.

For the three months ended January 31, 2011, net cash provided by financing activities was $1,381,180, consisting primarily of $800,000 from the sale of our common stock, $583,300 of advances from Mr. Wong, our Chief Executive Officer and director, and offset by repayments of $2,120 on a finance lease.

Funding Requirements.  Pursuant to the MOU, we incurred a conditional obligation of approximately $7.2 million related to the acquisition of a palm oil plantation.  We intend to consummate the acquisition upon receipt of the relevant governmental approvals, which we expect to occur in the next twelve months. We also expect to incur greater expenses, including expenses related to the hiring of sales personnel and the establishment of international offices in the near future.  We expect that our general and administrative expenses will also increase as we expand our finance and administrative staff, add infrastructure, and incur additional costs related to being a public company, including directors’ and officers’ insurance, investor relations programs, and increased professional fees.  Our future capital requirements will depend on a number of factors, including the timing of future business acquisitions, if any, the costs involved in preparing, filing, prosecuting, maintaining, defending, and enforcing our intellectual property rights, the acquisition of strategic partnerships, the status of competitive products, the availability of financing, and our success in developing markets for our products and services.

We believe that the net proceeds from our recent private placement transactions, together with our existing cash, will be sufficient to enable us to fund our operating expenses and capital expenditure requirements through the end of calendar year 2012.  We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect, especially if we acquire one or more businesses or choose to expand our product development efforts more rapidly than we presently anticipate.  In addition, we may decide to raise additional funds even before we need them if the conditions for raising capital are favorable.  In such event, we may finance our future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements.  We may also seek to sell additional equity or debt securities or obtain one or more credit facilities.  We do not currently have any commitments for future external funding.

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

Plant and equipment

Plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational:

Expected useful life
Office furniture and equipment	10 years
Motor vehicles	5 years
Computer equipment	5 years

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

Segment reporting

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. The Company operates in three reportable operating segments in Malaysia.

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

Recent Adopted Accounting Standards

As of November 1, 2011, we adopted new guidance on the testing of goodwill impairment that allows the option to assess qualitative factors to determine whether performing the two-step goodwill impairment assessment is necessary.  Under the option, the calculation of the reporting unit's fair value is not required to be performed unless as a result of the qualitative assessment, it is more likely than not that the fair value of the reporting unit is less than the unit's carrying amount. The adoption of this guidance impacts testing steps only, and therefore adoption did not have an impact on our condensed consolidated financial statements.

As of November 1, 2011, we adopted new guidance on the presentation of comprehensive income. Specifically, the new guidance allows an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. We elected to adopt the two separate but consecutive statement presentation, and the adoption of this guidance did not have a material impact on our condensed consolidated financial statements.

As of November 1, 2011, we adopted new guidance regarding disclosures about fair value measurements. The guidance requires new disclosures related to activity in Level 3 fair value measurements. This guidance requires purchases, sales, issuances, and settlements to be presented separately in the rollforward of activity in Level 3 fair value measurements.  We elected to adopt the new disclosures, and the adoption of this guidance did not have a material impact on our condensed financial statements.

Recently Issued Accounting Standards

There are no recently issued accounting standards for which the Company expects a material impact on our financial statements.

ITEM 3                   Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

ITEM 4                   Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer.  Based on that evaluation and the identification of a material weakness in internal control over financial reporting described below, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures, subject to limitations as noted below, as of January 31, 2012, and during the period prior to and including the date of this report, were not effective.

A material weakness is a control deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.  In connection with management's assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, we identified the following material weaknesses in our internal control over financial reporting as of October 31, 2011: We had not effectively implemented comprehensive entity-level internal controls and had not completed the documentation or testing of these controls at year end.

The material weakness identified by our Chief Executive Officer and Chief Financial Officer and our plans for remediation continue to be as described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2011, which was filed with the SEC on January 31, 2012.  In addition, we expect to nominate directors who will serve as audit committee members in our upcoming 2012 Annual Stockholders Meeting.

Inherent Limitations

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

Changes in Internal Control over Financial Reporting

Subject to the foregoing disclosure, there were no changes in our internal control over financial reporting during the three months ended January 31, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1                   Legal Proceedings

              We are not a party to any legal or administrative proceedings that we believe, individually or in the aggregate, would be likely to have a material adverse effect on our financial condition or results of operations.

ITEM 1A                Risk Factors

None.

ITEM 2                   Unregistered Sales of Equity Securities and Use of Proceeds

On February 16, 2012, we filed a Current Report on Form 8-K with the Securities and Exchange Commission disclosing the sale of 667,780 shares of common stock to Weng Kung Wong, our President, Chief Executive Officer and Director, at a per share price of $2.995.  The foregoing description of the sale is qualified in its entirety by reference to that certain Subscription Agreement dated February 16, 2012, by and between the Company and Mr. Wong, which is filed as Exhibit 10.1 to this report, and is incorporated herein by reference.

On March 6, 2012, we filed a Current Report on Form 8-K with the Securities and Exchange Commission disclosing the sale of consummated the sale 1,076,000 shares of our common stock at a per share price of $2.984 to existing shareholders.  Weng Kung Wong, our Chief Executive Officer and director purchased 638,000 shares of our common stock.  The foregoing description of the sale is qualified in its entirety by reference to that certain form of Subscription Agreement dated March, 2012, which is filed as Exhibit 10.2 to this report, and is incorporated herein by reference.

ITEM 3                   Defaults upon Senior Securities

None.

ITEM 4                   (Removed and Reserved)

ITEM 5                   Other Information

None.

ITEM 6                   Exhibits

Exhibit No.	Name of Exhibit
2.1	Articles of Exchange (1)
2.2	Share Exchange Agreement, dated December 6, 2010, by and between Home Touch Holding Company, on the one hand, and Union Hub Technology Sdn. Bhn., Wooi Khang Pua and Kok Wai Chai, on the other hand (2)
2.3	Share Exchange Agreement, dated January 26, 2009, by and between Home Touch Holding Company and Home Touch Limited (3)
3.1	Amended and Restated Articles of Incorporation (1)
3.2	Amended and Restated Bylaws (4)
4.1	Form of common stock certificate (1)
10.1	Subscription Agreement, dated February 16, 2012, by and between Prime Global Capital Group Incorporated and Weng Kung Wong (5)
10.2	Form of Subscription Agreement, dated March, 2012, by and between Prime Global Capital Group Incorporated and certain accredited investors (6)
10.3	Tenancy Agreement (Commercial), dated October 29, 2010, by and between Atomic Vision Sdn. Bhd. and Union Hub Technology Sdn. Bhd. (2)

10.4	Memorandum of Understanding, dated August 29, 2011, by and among Wong Weng Kung, Chai Kok Wai and Union Hub Technology Sdn. Bhd. (7)
10.5	Sale and Purchase Agreement (Agricultural Land), dated July 8, 2011, by and between Persiaran Abadi Sdn. Bhd. And Virtual Setup Sdn. Bhd. (7)
10.6	Agreement for Rental of Oil Palm Land, dated July 1, 2011, by and between Persiaran Abadi Sdn. Bhd. And Virtual Setup Sdn. Bhd. (7)
10.7
Memorandum of Understanding For Cooperation In Castor Cultivation, dated December 8, 2011, by and between Prime Global Capital Group Incorporated and Mr. Wichai Samphantharat, Srira Cha Chief District Officer (8)

10.8	Memorandum of Understanding for Investment in Castor Processing Plant Project, dated February 14, 2012, by and between Sinan County Government and Prime Global Capital Group Incorporated (6)
10.9	Offer Letter, dated February 13, 2012 (6)
10.10	Employment Agreement dated April 21, 2011, by and between Prime Global Capital Group Incorporated and Weng Kung Wong (9)
10.11	Employment Agreement dated April 21, 2011, by and between Prime Global Capital Group Incorporated and Liong Tat Teh (9)
10.12	Employment Agreement dated April 21, 2011, by and between Prime Global Capital Group Incorporated and Sek Fong Wong (9)
10.13	Letter of Appointment dated July 19, 2011, by and between Union Hub Technology Sdn. Bhd. and Weng Kung Wong (10)
10.14	Letter of Appointment dated July 19, 2011, by and between Union Hub Technology Sdn. Bhd. and Liong Tat Teh (10)
10.15	Letter of Appointment dated July 19, 2011, by and between Union Hub Technology Sdn. Bhd. and Sek Fong Wong (10)
21	List of Subsidiaries*
31.1	Certification of Chief Executive Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.*
31.2	Certification of Principal Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
___________________________
*  Filed herewith.
(1)	Incorporated by reference from our Quarterly Report on Form 10-Q filed with the Securities and Exchange on February 22, 2011.
(2)	Incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange on December 7, 2010.
(3)	Incorporated by reference from Amendment No. 2 to our registration statement filed on Form S-1 with the Securities and Exchange Commission on September 2, 2009.
(4)	Incorporated by reference from Exhibit 2 to Preliminary Information Statement on Schedule 14C filed with the Securities and Exchange Commission on December 23, 2010.
(5)	Incorporated by reference from Exhibit 10.1 to the Current Report on Form 8K filed with the Securities and Exchange Commission on February 16, 2012.
(6)	Incorporated by reference from out Current Report on Form 8K filed with the Securities and Exchange Commission on March 6, 2012
(7)	Incorporated by reference from our Current Report on Form 8-k filed with the Securities and Exchange Commission on August 30, 2011.
(8)	Incorporated by reference from our Current Report on Form 8-k filed with the Securities and Exchange Commission on December 13, 2011.
(9)	Incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 21, 2011.
(10)	Incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 19, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

	By:	/s/Weng Kung Wong
Weng Kung Wong
Chief Executive Officer

	By:	/s/ Liong Tat Teh
Liong Tat Teh
Date: March 9, 2012		Chief Financial Officer