Form 10-K/A
period 2011-10-31
PRIME GLOBAL CAPITAL GROUP Inc
filed 2012-04-30
CIK 1462047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
Amendment No . 2

☒                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2011

OR

☐                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ____________

Commission file number:  333-158713

PRIME GLOBAL CAPITAL GROUP INCORPORATED
 (Exact name of registrant as specified in its charter)

NEVADA	26-4309660
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

11-2, Jalan 26/70A, Desa Sri Hartamas 50480 Kuala Lumpur, Malaysia	N/A
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  + 603 6201 3198

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  Common Stock, par value  $0.001

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

Large accelerated filer ☐                                                                                                                Accelerated filer  ☒

Non-accelerated filer  ☐  (Do not check if a smaller reporting company) Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding at March 30, 2012
Common Stock, $.001 par value per share	501,854,393 shares

The aggregate market value of Prime Global Capital Group Incorporated common stock held by non-affiliates as of March 30, 2012, was  $1,296,787,059 based on the closing sale price of $2.85 per common share.

DOCUMENTS INCORPORATED BY REFERENCE: None

TABLE OF CONTENTS

		Page
Part I
Item 1	Business	1
Item 1A	Risk Factors	12
Part II
Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operation	20
Part III
Item 13	Certain Relationships and Related Transactions, and Director Independence.	33
Part IV
Item 15	Exhibits, Financial Statement Schedules	35
Signatures		37

EXPLANATORY NOTE

This Amendment No. 2 is being filed for the purpose of updating the information included in the facing page and in Items 1, 1A, 7, 13 and 15 of this Form 10-K.  No other changes or additions are being made hereby to this Form 10-K.  This Amendment No. 2 to the Form 10-K does not reflect events that may have occurred subsequent to October 31, 2011, and does not modify or update in any way the disclosures made in the original Form 10-K as amended by Amendment No. 1 filed with the Securities and Exchange Commission on February 1, 2012.

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

On September 27, 2010, we filed a report on Form 8-K disclosing the sale to certain accredited investors on September 21, 2010, of an aggregate of 1,500,000 shares of our Common Stock at a per share price of $0.10, or $150,000 in the aggregate, in accordance with the terms and conditions of certain subscription agreements made with such investors.  The Company received net proceeds of approximately $145,000 from the sale of the shares which were used for general corporate purposes.  The shares were sold pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder.  Weng Kung Wong, who was appointed our Chief Executive Officer and director on November 15, 2010, purchased 375,000 shares of our Common Stock in this transaction.

Change in Control, Disposition of Smart Home Business, Acquisition of UHT and Name Change

On November 15, 2010, we consummated the sale to certain accredited investors of an aggregate of 80,000,000 shares of our Common Stock at a per share price of $0.01, or $800,000 in the aggregate, in accordance with the terms and conditions of certain subscription agreements made with such investors.  The Company received net proceeds of approximately $795,000 from the sale of the shares which were used for general corporate purposes.  The shares were sold pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended and Regulation D promulgated thereunder.  Weng Kung Wong, our Chief Executive Officer and director, purchased an additional 12,750,000 shares of our Common Stock in this transaction.

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

On December 6, 2010, we consummated a share exchange, or the Share Exchange, pursuant to which Wooi Khang Pua and Kok Wai Chai, or the UHT Shareholders, transferred to us all of the issued and outstanding shares of Union Hub Technology Sdn. Bhd., or UHT, a company organized under the laws of Malaysia and engaged in the design, development and operation of technologies to enable a community of users to engage in social networking, research and e-commerce on a mobile platform, in exchange for the issuance of 16,500,000 shares of our common stock, par value $0.001 per share, or the Common Stock.  As a result of our acquisition of UHT, we became involved in the m-commerce business.  The Share Exchange was made pursuant to the terms of a Share Exchange Agreement, or the Exchange Agreement, by and among, and the Company, the UHT Shareholders and UHT.  As result of the Share Exchange, UHT became our wholly owned subsidiary.  We relied on the exemption from registration pursuant to Section 4(2) of, and Regulation D and/or Regulation S promulgated under, the Securities Act of 1933, as amended, or the Securities Act, in issuing the UHT Shares. Messrs. Pua and Chai are directors of UHT, and each beneficially owns 4.98% of our issued and outstanding common stock.

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

On July 13, 2011 and September 1, 2011, we established Power Green Investments Limited and PGCG Properties Investment Limited, respectively, in British Virgin Islands (BVI) with paid-in capital of $1 each. Both companies are registered as a limited liability company for investment holding purpose. Currently, both companies are inactive.

Transition to Accelerated Filer Status and Approval to Initiate Uplisting Process

As of October 31, 2011, we became an accelerated filer.  We elected to provide the optional scaled disclosure allowed for smaller reporting companies in this Form 10-K to provide us with sufficient time to transition into the fuller reporting standard.

On December 12, 2011, our board of directors approved, authorized and directed our officers to initiate the process for listing shares of the Company’s common stock on one or more U.S. national securities exchanges including the NYSE Amex Equities Exchange.

Current Business Operations

Current Corporate Structure

A chart of our current corporate structure is set forth below:

During fiscal year 2011, we operated in the following three business segments: (i) the design, development and operation of one or more technologies to enable a community of users to engage in social networking, research and e-commerce on a mobile platform, or the m-commerce business; (ii) the periodic distribution of consumer products; and (iii) our oilseeds business.  Our m-commerce and consumer distribution products businesses are operated through UHT.  Our oilseeds business is operated through Virtual Setup Sdn. Bhd., or VSSB, our VIE.

Description of Our M-Commerce and Consumer Goods Distribution Businesses

Our initial m-commerce business plan broadly encompassed the development, distribution and operation of mobile and online social networking, ecommerce and search products and services.  In the course of developing of our products and services, we took advantage of opportunities as they arose to generate revenue for working capital purposes.   In July 2010, we began providing IT consulting, programming and website development services to related and unrelated third customers located in Malaysia and one customer in Singapore, all of whom were generated through the personal relationships of our executive officers.  We did not launch our m-commerce platform in fiscal year 2011 and, excluding the provision of IT, programming and web development services, did not generate any revenue from our m-commerce business.  Our IT consulting, programming and website development services accounted for approximately 77% of our revenues during fiscal year ended October 31, 2011.

To generate revenue, we also sold consumer goods to Legend Venture Pte. Ltd., a related party located in Singapore.  This one-time sale accounted for approximately 20% of our net revenues for fiscal year ended October 31, 2011.  In fiscal year ended October 31, 2011, we did not make any significant investments in our consumer goods business and relied on the personal relationships of our executive officers and directors to generate sales.  We expect that on a going forward basis, we will continue to rely on the personal relationships of our executive officers and director to generate sales, if any, as such opportunities may arise.

Our New Oilseeds Business; Scale Back of M-Commerce and Consumer Goods Operations

As a result of the challenges we experienced in implementing our m-commerce business plan, we began actively seeking business opportunities in the oilseeds industry in fiscal year 2011.  In July 2011, Virtual Setup Sdn. Bhd., a company organized under the laws of Malaysia, or VSSB, obtained the right to purchase and operate a mature palm oil plantation located in Malaysia pursuant to the terms of a Sale and Purchase Agreement, or Land Purchase Agreement, and an Agreement for Rental of Oil Palm Land, or Rental Agreement.  In August 2011, we entered into a binding Memorandum of Understanding, or MOU, to acquire VSSB upon VSSB’s consummation of the Land Purchase Agreement. VSSB is owned by PGCG Plantations Sdn. Bhd., which is owned in equal parts by Messrs. Wong, our Chief Executive Officer and director, and Chai, UHT’s director.   VSSB is considered a variable interest entity of the Company and has been consolidated into our financial statements. Messrs. Wong and Chai serve as directors of VSSB.  We expect the consummation of the Land Purchase Agreement to occur by the third quarter of 2012.

On December 8, 2011, we entered into a Memorandum of Understanding, or the Thailand MOU, with Mr. Wichai Samphantharat, Chief District Officer of Srira Cha province, Thailand, pursuant to which the Srira Cha province government agreed to allocate to the Company 20 Rai (approximately 8 acres) of land to plant castor seeds on a trial basis.  We agreed to provide castor seeds for cultivation by contract farmers and purchase the castor beans cultivated at the trial planting site.  We hope to commence trial planting by the third quarter of 2012.

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

We will require approximately $7.2 million to consummate the purchase of our palm oil plantation and US$ 10,000 to initiate trial planting of castor plants.  Our cash balance as of October 31, 2011, was approximately $2.6 million thus resulting in our auditor including a statement in its report to the effect that there is a substantial doubt about our ability to continue as a going concern in light of our capital commitments in comparison to our available cash resources.  Consistent with past practice, we hope to obtain the necessary additional financing from our shareholders, executive officers and directors or through external financing.  We are currently conducting internal discussions to obtain the necessary financing, however, there can be no assurance that we will be able to obtain sufficient funds on acceptable terms to timely meet our obligations.

In light of the opportunities presented by our oilseeds business, our management elected to seek additional business opportunities in the castor oil and palm oil industries with a focus on the acquisition, lease or management of existing castor oil and palm oil plantations located in Asia.  Except for agreements and commitments described in the MOU, Land Purchase Agreement, Rental Agreement and Thailand MOU, we are not parties to any other binding agreements or commitments regarding any such disposition, acquisition or business venture, and there can be no assurance that we will be able to successfully consummate such disposition, acquisition or business venture.

We also intend to scale back our m-commerce business by ceasing our m-commerce activities except for the provision of IT consulting, programming and website development services and only as such opportunities may arise from time to time.  Similarly, we expect to continue distributing consumer goods only if such opportunities become readily available.  We do not expect to invest significantly in our software and consumer product distribution operations and, accordingly, do not anticipate such operations to generate significant revenue during the next fiscal year.

Anticipated Real Estate Purchases

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

Prime Global Capital Group Incorporated plans to manage and operate castor seed operations. On December 8, 2011, we entered into a MOU to commence trial planting of castor crops with independent contract farmers on 20 Rai (approximately 8 acres) of land in Srira Cha province, Thailand.  We expect to commence trial planting in Srira Cha province, Thailand, by the third quarter of 2012.

Our farming model offers the following features:

•	Sales of specific species of castor seeds to farmers for cultivation;
•	Provide necessary technical and operational assistance on better cropping practices;
•	Organizing farmers' rallies and visits to demonstration plots;
•	Post-harvesting support of threshing, weighing, packing, transportation of the output procured from farmers;
•	Guaranteed purchase of harvest at assured procurement price ahead of the actual cropping season, thereby mitigating the downside risks of the farmers with respect to market fluctuations; and
•	Prompt cash payment to farmers at the time of procurement.

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

Distribution

Our consumer goods are sold to customers generated from the personal relationships of our executive officers which may be located outside of Malaysia.

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

Marketing, Sales and Support

We do not intend to engage in marketing efforts with respect to our software and consumer goods distribution operations.  We intend to rely on the personal relationships of our executive officers in effecting any sales of our IT services and consumer goods.   Our former m-commerce and product distribution sales and support staff now focus on identifying land for the cultivation of our oil seeds.

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

*Legend Venture Pte. Ltd., Crystal Dimension Pte. Ltd. and Tasystems Sdn. Bhd. are affiliated entities.  Each of the two directors of Legend Venture Pte. Ltd. beneficially own 4.8% and 4.7%, respectively, of our issued and outstanding common stock, or 9.5% in the aggregate.  Each of the three directors of Crystal Dimension Pte. Ltd. beneficially owns 4.8%, 4.7% and 0.8%, respectively, of our issued and outstanding common stock, or 10.3% in the aggregate.  Each of the two directors of Tasystems Sdn. Bhd. beneficially own 0.16% and 0.87%, respectively, of our issued and outstanding common stock, or 1.03% in the aggregate.

Except for Legend Venture Pte. Ltd. and Crystal Dimension Pte. Ltd., which are located in Singapore, all of our major customers are located in Malaysia.

Key Vendors

All of our key vendors are located in Malaysia.  We are not parties to long-term agreements with our major vendors.  In light of our decreased emphasis on our software and consumer goods business segments, we expect to engage the services of these vendors on a limited basis in the future.   We do not anticipate difficulties in locating alternative developers and other vendors as needed.

During the fiscal year ended October 31, 2011, three vendors accounted for 10% or more of our purchases:

Vendor	Business Segment	Amount of Net Revenues	Percentage of Total Net Revenues
WataTime	Product Distribution	$445,646	54%
Cheong Lei	Product Distribution	150,419	18%
Gaeawave Sdn. Bhd. *	Software	104,147	13%
Total		$700,212	85%

During the seven months ended October 31, 2010, three vendors accounted for 10% or more of our purchases:

Vendor	Business Segment	Amount of Net Revenues	Percentage of Total Net Revenues
MWPAY Sdn. Bhd. *	Software	$172,165	47%
Liew Choon Fook	Product Distribution	112,690	30%
Tong Hei	Product Distribution	82,542	22%
Total		$367,397	99%

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

Competition and Market Position

Software Operations

Our software business is characterized by intense competition and rapidly changing and converging, as well as new and disruptive, technologies.  We face formidable competition in every aspect of our software business.  Our competitors may be local or international enterprises and may have financial, technical, sales, marketing and other resources greater than ours.  These companies may also compete with us in recruiting and retaining qualified personnel and consultants.

Our competitive position will depend on our ability to attract and retain qualified engineers and other personnel, develop effective proprietary products and solutions, the personal relationships of our executive officers and directors, and our ability to secure adequate capital resources.  We compete to attract and retain customers of our services.  We expect to compete in this area on the basis of price, usefulness, availability, and ease of use of our services.

Consumer Goods

Our consumer goods business is characterized by intense competition and foreign currency risks.  Our competitors are small-scale to medium size operators that may have greater financial, technical, sales, marketing and other resources than us.

Our competitive position will depend on our ability to identify and deliver desirable goods at attractive price points.  We compete to attract customers for goods that we source.  We expect to compete in these areas on the basis of price, product availability and vendor relationships.

Oilseeds Business

Our oilseeds business is characterized by intense competition, pricing volatility and foreign currency risks.  Our competitors range from small-scale operators to fully integrated multinational enterprises with significant financial, technical, sales, marketing and other resources.  In addition to palm oil and castor oil producers, our competitors also include producers of alternative vegetable oils such as soybean, rapeseed, cottonseed, peanut, sunflower seed and corn oils.

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

Government Regulation

Our VIE Arrangement

Under  Section 433A and 433B of the Malaysian National Land Code (1965), the Malaysian State Authority must approve all transactions to purchase non-industrial property located in Malaysia if the purchaser is a company with 50% or greater foreign ownership.  Obtaining the approval of the State Authority is a process requiring approximately 2 to 4 months.  In addition, with respect to assets valued above RM 20,000,000, the State Authority may in its discretion require 30% local entity participation in the transaction.

To expedite the acquisition of our palm oil plantation and to avoid the uncertainty and complication of having 30% local entity participation, VSSB directly entered into the Land Purchase Agreement and the Rental Agreement with the seller to purchase its palm oil plantation.  VSSB is a Malaysian corporation owned by Messrs. Wong, our Chief Executive Officer, and Chai, UHT’s director, both of who are Malaysian nationals.  UHT and VSSB then entered into the MOU pursuant to which the shareholders of VSSB agreed to transfer to UHT all of their interests in VSSB upon the consummation of the Land Purchase Agreement and successful registration of the transfer of land titles in favor of VSSB.  The transfer of securities is governed by the Malaysia Companies Act 1965 which does not require the consent of the state to transfer securities from VSSB shareholders to UHT.

Pursuant to the terms of the MOU, prior to the consummation of the Land Purchase Agreement Messrs. Wong and Chai are obligated, among other things, to safeguard and protect all assets of VSSB, including the oil palm plantation covered by the Land Purchase Agreement, and to continue to conduct its business in the normal course so as not to jeopardize the financial interests of UHT.  The VSSB shareholders are prohibited from: (i) issuing additional securities of VSSB without UHT’s prior written consent; (ii) infringing the Land Purchase Agreement leading to a termination or threatened termination of the Land Purchase Agreement; and (i) entering into any agreement with any third party which may impede the right of the VSSB shareholders to transfer their shares to UHT.  Although not specifically discussed in the MOU, all earnings derived from the palm oil plantation prior to the transfer of shares to UHT are retained by VSSB.  In the event the Land Purchase Agreement is terminated, VSSB is required to refund to UHT all funds advanced by UHT which form a part of the purchase price of the palm oil plantation.  Either party may terminate the MOU upon a breach of the MOU by the other party.

Our relationship with VSSB under Malaysian law is contractual, and we are not required to consolidate its financial results under Malaysian financial reporting standards.  We believe that our agreement with VSSB is enforceable and legally compliant under Malaysian law.

Under ASC 810-10-25, VSSB is considered our variable interest entity as a result of our contractual arrangement with VSSB through the MOU.  Accordingly, we have included its operating results in our financial statements.

Other Regulations

Our oilseeds business is subject to many additional laws addressing land, environmental, labor, wildlife and crop cultivation matters.  By way of example, we are subject to the Land Acquisition Act of 1960, which specifies the conditions under which the Malaysian government may acquire by eminent domain private land (including our palm oil plantation) to pursue its social policies.  We are also subject to various environmental laws including the Environmental Quality (Prescribed Activities) (Environmental Impact Assessment) Order 1987 which governs land clearing, air emissions, waste water discharges and other similar matters, the Workers’ Minimum Standard of Housing & Amenities Act 1990 which requires us to provide our plantation workers with reasonable housing and amenities, water, electricity and addresses other sanitation related matters, other labor laws governing minimum wages, wage increases and occupational health and safety, the Pesticides Act 1974 (Pesticides Registration) Rules 1988, Pesticides (Licensing for sale and storage) Rules 1988 and Pesticides (Labeling) Regulations 1984 which govern the registration, use, labeling and storage of pesticides and the Protection of Wildlife Act 1972 which governs the capture and destruction of certain protected wildlife.

We are also subject to taxes, tariffs, duties, subsidies and incentives and import and export restrictions on palm oil products, foreign and domestic policies regarding genetically modified organisms, renewable fuel, and low carbon fuel mandates which can influence the planting of species of crops, the location and size of crop production, and the volume and types of imports and exports.  These factors all affect the viability and volume of production of the Company’s products, and industry profitability.

International trade disputes can adversely affect the trade flow of our goods by limiting or disrupting trade between countries or regions. Future government policies may adversely affect the supply of, demand for, and prices of the Company’s products, restrict the Company’s ability to do business in its existing and target markets, and can negatively impact the Company’s revenues and operating results.

All of our business segments are subject to the general laws in Malaysia governing businesses including labor, occupational safety and health, general corporations, intellectual property and other similar laws.  Our software and consumer goods trading are not subject to specific laws material to our operations outside of these general laws.

Seasonality

Our software and consumer goods businesses are not subject to seasonality.

Our oilseeds business is subject to seasonality in the growing cycles, procurement, and transportation of our oilseeds.  Price variations and availability of raw agricultural commodities may cause fluctuations in our working capital levels.  In addition, these seasonal trends will likely cause fluctuations in our quarterly results, including fluctuations in sequential revenue growth rates.

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

Employees

As of January 6, 2012, we had 21 employees, all of which are full-time.  Our employees are in the following principal areas:

Operations – 5
Administrative / Finance – 9
Management– 3
Plantation operations – 4

All employees of the company are located in Malaysia and are primarily focused on our oilseeds business.  None of our employees are members of a trade union.  We believe that we maintain good relationships with our employees, and have not experienced any strikes or shutdowns and have not been involved in any labor disputes.

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

Risks Related to Our Business

We are transitioning away from our software business which accounted for approximately 77% of our revenues in fiscal year 2011 to focus on our oilseeds business.  If we are not successful in making this transition, our revenues, results of operation and financial condition will be materially and adversely affected.

Our software business segment accounted for approximately 77% and 54% of our revenues in fiscal year 2011 and the seven month period ended October 13, 2010, respectively.  We are transitioning away from this business segment to focus on our oilseeds business.  As of October 31, 2011, we have not consummated the acquisition of our primary oilseeds assets, a mature palm oil plantation, and have not commenced trial planting of castor plants.  If our transition plan is delayed or is otherwise unsuccessful, our revenues, results of operation and financial condition may be materially adversely affected.  Furthermore, it may prove difficult for us to re-enter our software business in the event of a failed transition due to the rapidly changing and converging nature of the technologies, products and services that characterize our software business industry.

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

We conduct our businesses globally and have assets located in several countries and geographic areas. Our oilseeds operations are in Malaysia and Thailand, and we intend to acquire commercial real estate in Malaysia.  We are required to comply with numerous and broad reaching laws and regulations administered by United States federal, state and local, and foreign governmental authorities.  We must also comply with other general business regulations such as those directed toward accounting and income taxes, anti-corruption, anti-bribery, global trade, handling of regulated substances, and other commercial activities, conducted by our employees and third party representatives globally.  Any failure to comply with applicable laws and regulations could subject us to administrative penalties and injunctive relief, and civil remedies including fines, injunctions, and recalls of our products.  In addition, changes to regulations or implementation of additional regulations may require us to modify existing processing facilities and/or processes, which could significantly increase operating costs and negatively impact operating results.

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

Risk Factors Related to Our Newly Acquired Oilseeds Business

We operate our oilseeds business through VSSB, which is beneficially owned by Weng Kung Wong, our Chief Executive Officer and director, and Kok Wai Chai, UHT’s director.  If Messrs. Wong and Chai fail to transfer the VSSB to us or otherwise violate the MOU, our business could be disrupted, our reputation may be harmed and we may have to resort to litigation to enforce our rights, which may be time consuming and expensive.

VSSB is considered our variable interest entity for accounting purposes.  Our relationship with VSSB is based on a Memorandum of Understanding dated August 29, 2011, pursuant to which Messrs. Wong and Chai agree, among other things, to transfer their shares in VSSB upon the consummation of the Land Purchase Agreement (relating to the acquisition of a palm oil plantation) and the registration of the transfer of title of the palm oil plantation being sold.  Prior to the share transfer, Messrs. Wong and Chai are obligated under the MOU to operate the palm oil plantation in the normal course of business.  If Messrs. Wong and Chai fail to transfer VSSB to us or otherwise violate the MOU, our business could be significantly disrupted and our reputation adversely affected.  We may have to incur substantial costs and expend significant resources to enforce those arrangements and rely on legal remedies under Malaysian laws.  Any failure in our ability to enforce the MOU, or any significant delay or other obstacles in the process of enforcing the MOU and may materially and adversely affect our results of operations and financial position.

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

Overview

During fiscal year 2011, we operated in the following three business segments: (i) the provision of IT consulting, programming and website development services; (ii) the distribution of consumer products; and (iii) our oilseeds business.  Our software business, trading business and oilseeds businesses accounted for approximately 77%, 20% and 3%, respectively of our revenues for fiscal year 2011.  Summarized financial information regarding each of these segments as of fiscal year end October 31, 2011 is as follows:

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

Our m-commerce and consumer distribution products businesses are operated through UHT.  Our oilseeds business is operated through Virtual Setup Sdn. Bhd., or VSSB, our VIE.

Our initial business plan broadly encompassed the development, distribution and operation of mobile and online social networking, ecommerce and search products and services, or the m-commerce business.  To generate revenue, in July 2010 we began providing IT consulting, programming and website development services to related and unrelated customers located in Malaysia and one customer in Singapore, all of whom were generated through the personal relationships of our executive officers.  We were not able to launch our m-commerce platform in fiscal year 2011 and, excluding the provision of IT, programming and web development services, did not generate any revenue from our m-commerce business.  Our IT consulting, programming and website development services accounted for approximately 77% of our revenues during fiscal year ended October 31, 2011.

We also generated revenue through a one-time sale of consumer goods to Legend Venture Pte. Ltd., a related party located in Singapore.  This one-time sale accounted for approximately 20% of our net revenues for fiscal year ended October 31, 2011

As a result of the challenges we experienced in implementing our m-commerce business plan, we began actively seeking business opportunities in the oilseeds industry in fiscal year 2011 with a specific focus on the acquisition, lease or management of existing castor seed and oil palm plantations located in Asia.  In August 2011, we entered into a binding MOU to acquire a mature palm oil plantation through the acquisition of VSSB, our VIE.  We expect to consummate the acquisition of the palm oil plantation and VSSB by the third quarter of 2012.

On December 8, 2011, we entered into a trial planting arrangement with Srira Cha province, Thailand, for the cultivation of castor plants.  Upon a successful trial planting, we anticipate entering into a five year contract farming arrangement with Srira Cha province involving up to 500,000 Rai of land with the goal of building and operating two castor processing plants during such five year period.  We hope to commence trial planting by the third quarter of 2012.

We will require approximately $7.2 million to consummate the purchase of our palm oil plantation and US$ 10,000 to initiate trial planting of castor plants.  Our cash balance as of October 31, 2011, was approximately $2.6 million thus resulting in our auditor including a statement in its report to the effect that there is a substantial doubt about our ability to continue as a going concern in light of our capital commitments in comparison to our available cash resources.  Consistent with past practice, we hope to obtain the necessary additional financing from our shareholders, executive officers and directors or through external financing.  We are currently conducting internal discussions to obtain the necessary financing, however, there can be no assurance that we will be able to obtain sufficient funds on acceptable terms to timely meet our obligations.

We also determined to scale back our m-commerce operations by ceasing our m-commerce activities except for the provision of IT consulting, programming and website development services and only as such opportunities may arise from time to time.  We further expect to shift our focus away from the distribution of consumer goods and plan on distributing consumer goods on a limited basis only as such opportunities become readily available.  As a result, we expect revenue from our software and consumer goods segments to significantly decrease on a going forward basis.  If we are not able to replace the lost income through our oilseeds business, our revenues, operating results and financial condition may be materially and adversely affected.  In fiscal year ended October 31, 2011, software and consumer goods sales accounted for approximately 77% and 20% of our total net revenue.

Anticipated Real Estate Purchases

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

Results of Operations

Comparison of the fiscal years ended October 31, 2011 and March 31, 2010

The following table compares our net revenue for the fiscal years ended October 31, 2011 and March 31, 2010:

	For the Fiscal Years Ended		$	%
	October 31, 2011	March 31, 2010	Change	Change

Total net revenues	$3,753,063	$-	$3,753,063	NM
Software sales	2,887,361	-	2,887,361	NM
Product sales	756,133	-	756,133	NM
Plantation sales	109,569	-	109,569	NM
Total cost of revenue	(827,333)	-	(827,333)	NM
Software sales (including $104,147 from a former related party)	(147,342)	-	(147,342)	NM
Product sales	(596,065)	-	(596,065)	NM
Plantation sales	(83,926)	-	(83,926)	NM
Gross profit	2,925,730	-	2,925,730	NM
Software sales	2,740,019	-	2,740,019	NM
Product Sales	160,068	-	160,068	NM
Plantation Sales	25,643	-	25,643	NM
General and administrative expenses (including $8,992 to a related party)	(870,279)	(494)	869,785	NM
Other income, net	145,346	-	145,346	NM
Income tax expense	(655,860)	-	(655,860)	NM
Net income (loss)	1,544,937	(494)	1,545,431	NM
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

Software sales accounted for approximately 77% of our net revenue for the fiscal year ended October 31, 2011, with sales to related parties accounting for $881,567, or approximately 31%, of our software sales.   As we shift away from our software business, we expect to experience a significant decrease in revenues generated from software sales and expect software sales to account for a smaller percentage of our future net revenues.

Revenue derived from product sales were generated from sales to Legend Venture Pte. Ltd., a related party located in Singapore.  Sales to Legend Venture Pte. Ltd. accounted for approximately 20% of our revenues during fiscal year ended October 31, 2011.  We expect to rely on the personal relationships of our executive officers and directors to generate sales.  We also expect product sales to decrease in the future as a result of our shift in focus to our oilseeds business.

Revenue derived from plantation sales accounted for approximately 3% of our net revenue for the fiscal year ended October 31, 2011.  As we focus on our oilseeds business, we expect this segment to account for a larger percentage of our net revenues on a going forward basis.

Cost of Revenue.  Our cost of revenue as a percentage of revenue was 22% for the fiscal year ended October 31, 2011 compared to 0% for the fiscal year ended March 31, 2010, with software sales, product sales and plantation sales accounting for approximately 17.81%, 72.05% and 10.14%, respectively.  The increase is primarily attributable to the commencement of our business operations.  Cost of revenue consisted primarily of software purchase costs, product costs, costs of labor that are directly attributable to the sale of software and luxury consumer products and costs related to the palm oil business such as rental of plantation land, material supplies and subcontracting costs incurred for planting, fertilizing and harvesting the palm oil tree. Shipping and handling costs associated with the distribution of fresh fruit bunches to the customers are also included in cost of revenues.

We expect our cost of revenue attributable to our oilseeds business to increase and those attributable to our other segments to decrease as we shift our focus to our oilseeds business.

Gross Profit.  We achieved a gross profit of $2,925,730 for the fiscal year ended October 31, 2011, as compared to $0 for the fiscal year ended March 31, 2010, with software sales, product sales and plantation sales accounting for approximately 93.7%, 5.5% and .8%, respectively.  The increase is attributable to the commencement of our business operations.  We expect gross profit attributable to software sales and product sales to significantly decrease as we shift our focus to our oilseeds business.  Similarly, we expect our gross profit derived from our oilseeds business to increase.

 General and Administrative Expenses (“G&A”).  We incurred G&A expenses of $870,279 for the fiscal year ended October 31, 2011, representing an increase of $869,785, as compared to $494 for the fiscal year ended March 31, 2010.  $70,000 of the G&A expenses incurred for fiscal year 2011 are attributable to stock based compensation issued to our executive officers.  The awarded securities were valued in accordance with ASC Topic 718, “Compensation-Stock Compensation” as of the grant date.

The increase in G&A is primarily attributable to the commencement of our software business operations.  While we expect G&A expenses attributable to software sales to decline as we shift away from that segment, we believe that such decline will be offset by increases incurred in connection with our expanding oilseeds operations.

We did not make any significant investments in our consumer goods business and relied on the personal relationship of our executive officers and directors to generate sales in fiscal year ended October 31, 2011.  We expect to continue relying on the personal relationships of our executive officers and directors in generating sales on a going forward basis and do not expect our consumer goods business to incur significant G&A expenses.

As a general matter, we expect our G&A to increase in the foreseeable future as we transition into reporting as an accelerated filer and acquire real estate or other businesses and assets.  G&A as a percentage of net revenue was approximately 23% for the fiscal year ended October 31, 2011.

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

Income Tax Expense.  We recorded income tax expenses of $655,860 for the fiscal year ended October 31, 2011, as compared to $0 for the fiscal year ended March 31, 2010.  The increase is primarily attributable to the commencement of our business operations.  Tax expense as a percentage of income before income tax was approximately 29.8% for the fiscal year ended October 31, 2011.

Comparison of the seven months ended October 31, 2010 and 2009

The following table compares our net revenue for the seven months ended October 31, 2010 and 2009:

	For the Seven Months Ended October 31,		$	%
	2010	2009	Change	Change

Total net revenues	$537,040	$-	537,040	NM
Software sales	290,281	-	290,281	NM
Product sales, related party	246,759	-	246,759	NM
Total cost of revenue	(369,000)	-	(369,000)	NM
Software sales (including $172,165 from a related party)	(173,768)	-	(173,768)	NM
Product sales	(195,232)	-	(195,232)	NM
Gross profit	168,040	-	168,040	NM
Software sales	116,513	-	116,513	NM
Product Sales	51,527	-	51,527	NM
General and administrative expenses (including $510 to a related party)	(92,693)	(177)	92,516	NM
Other expense, net	(472)	-	(472)	NM
Income tax expense	(20,613)	-	(20,613)	NM
Net income (loss)	54,262	(177)	54,439	NM
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

Software sales accounted for approximately 54.1% of our net revenue for the seven months ended October 31, 2010, with sales to related parties accounting for $187,243, or approximately 64.5%, of our software sales.  As we shift away from our software business, we expect to experience a significant decrease in revenues generated from software sales and expect software sales to account for a smaller percentage of our future net revenues.

Revenue derived from product sales were generated from sales to Legend Venture Pte. Ltd., a related party located in Singapore.  Sales to Legend Venture Pte. Ltd. accounted for approximately 46% of our revenues during seen months ended October 31, 2010.  We expect product sales to decrease in the future as a result of our shift in focus to our oilseeds business.

Cost of Revenue.  Our cost of revenue as a percentage of revenue was 68.7% for the seven month period ended October 31, 2010 compared to 0% for the same period in 2009, with software and products sales accounting for 47.09% and 52.91%, respectively.  The increase is primarily attributable to the commencement of our business operations in July and October of 2010.  Cost of revenue consisted primarily of software purchase costs, product costs and costs of labor that are directly attributable to the sale of software and luxury consumer products.

Gross Profit.  We achieved a gross profit of $168,040 for the seven month period ended October 31, 2010, as compared to $0 for the same period ended in 2009, with software and product sales accounting for approximately 69.3% and 30.7%, respectively.  The increase is attributable to the commencement of our business operations in July and October of 2010.

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

As we shift away from our software and product sales businesses, we expect cash derived from these activities to significantly decrease.  We anticipate cash from our oilseeds operating activities to increase as we focus on our oilseeds operations.   We expect to continue to rely on cash generated through private placements of our securities, however, to finance our operations and future acquisitions.

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

 Funding Requirements.

We expect to incur significantly greater expenses in the near future to consummate the purchase of our palm oil plantation.  We also expect our general and administrative expenses to increase as we expand our finance and administrative staff, add infrastructure, and incur additional costs related to being an accelerated filer, including directors’ and officers’ insurance and increased professional fees.

As of October 31, 2011, we had approximately $2.6 million available cash balance and payment obligations of $7.2 million related to our palm oil acquisition.  As a result, our auditor has included a statement to the effect that there is a substantial doubt about our ability to continue as a going concern in light of our capital commitments in comparison to our available cash balances.

Until we are able to generate significant cash from our operating activities we expect to rely on capital obtained through private placements of our securities from existing shareholders, officers and directors, or external financing to finance our operations.  There can be no assurance that we will be able to obtain sufficient funds to meet our obligations on a timely basis.  If we fail to raise sufficient funds to purchase the palm oil plantation, our results of operation and financial condition will be materially and adversely affected.

If we fail to consummate the purchase of our palm oil plantation, we will forfeit our deposit of MYR 488,512.80.  We believe that the net proceeds from our recent private placement transactions, together with our existing cash, will be sufficient to enable us to fund our operating expenses and capital expenditure requirements through the end of calendar 2012 if we are not required to consummate the purchase of our palm oil plantation.  We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect, especially if we acquire one or more businesses or choose to expand our product development efforts more rapidly than we presently anticipate.  In addition, we may decide to raise additional funds even before we need them if the conditions for raising capital are favorable.  In such event, we may finance our future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements.  We may also seek to sell additional equity or debt securities or obtain one or more credit facilities.  We do not currently have any commitments for future internal or external funding.

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

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

MOU to Purchase Palm Oil Plantation

In July 2011, VSSB, which is owned by PGCG Plantations Sdn. Bhd., obtained the right to purchase and operate a mature palm oil plantation located in Malaysia pursuant to the terms of the Land Purchase Agreement and Rental Agreement. Messrs. Wong, our Chief Executive Officer and director, and Chai, UHT’s director, each own 50% of PGCG Plantations Sdn. Bhd.  In August 2011, we entered into a binding MOU to acquire VSSB upon VSSB’s consummation of the Land Purchase Agreement.  We expect the consummation of the Land Purchase Agreement to occur by the third quarter of 2012.  The descriptions of the MOU, Land Purchase Agreement and Rental Agreement are qualified in their entirety by reference to such agreements which are filed as Exhibits 10.6, 10.7, and 10.8 to this Annual Report, respectively, and are incorporated herein by reference.

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

On November 15, 2010, we consummated the sale to certain accredited investors of an aggregate of 80,000,000 shares of our Common Stock at a per share price of $0.01, or $800,000 in the aggregate.  Weng Kung Wong, our Chief Executive Officer and director, purchased an additional 12,750,000 shares of our Common Stock in this transaction.

On September 21, 2010, we consummated the sale to certain accredited investors of an aggregate of 1,500,000 shares of our Common Stock at a per share price of $0.10, or $150,000 in the aggregate. Weng Kung Wong, who was appointed our Chief Executive Officer and director on November 15, 2010, purchased 375,000 shares of our Common Stock in this transaction.

The per share closing prices of our common stock and the per share purchase prices paid by our investors on each placement date are described below:

	Subscription Purchase Price	Closing Price
February 8, 2011	$0.01	$0.41
November 15, 2010	$0.01	$0.55
September 21, 2010	$0.10	$0.40

The discount on price provided to our investors at the time were attributable to a variety of factors including the significant risks involved in investing in a Company in its early stages of business development, the low revenues and earnings generated by the Company, concerns regarding the Company’s ability to continue as a going concern which was ultimately expressed in the Company’s financial statements as of October 31, 2011, the size of the investment and the illiquidity of the Company’s securities on the open market.

Securities of the Company purchased on the open market may be overvalued when compared to the book value.  As of January 31, 2012, the closing price and book value per share of our common stock was $3.00 and $0.014 respectively.  Accordingly, the book value per share of common stock purchased by investors on the open market was $2.986 less than the closing price as of January 31, 2012, which may cause investors to experience significant dilution immediately after their purchase.  Future issuances of our common stock could cause further dilution.  We believe that the high price of our securities on the open market (when compared to our book value) may be attributable to the illiquid market for our securities.

Except as previously disclosed in reports filed with the Securities and Exchange Commission, we do not have any relationships with the purchasers of our securities on the open market.

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

10.10	Employment Agreement dated April 21, 2011, by and between Prime Global Capital Group Incorporated and Weng Kung Wong (10)
10.11	Employment Agreement dated April 21, 2011, by and between Prime Global Capital Group Incorporated and Liong Tat The (10)
10.12	Employment Agreement dated April 21, 2011, by and between Prime Global Capital Group Incorporated and Sek Fong Wong (10)
10.13	Letter of Appointment dated July 19, 2011, by and between Union Hub Technology Sdn. Bhd. and Weng Kung Wong (11)
10.14	Letter of Appointment dated July 19, 2011, by and between Union Hub Technology Sdn. Bhd. and Liong Tat Teh (11)
10.15	Letter of Appointment dated July 19, 2011, by and between Union Hub Technology Sdn. Bhd. and Sek Fong Wong (11)
21	List of Subsidiaries*
23	Consent of HKCMCPA Company Limited (12)
31.1	Certification of Chief Executive Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.*
31.2	Certification of Principal Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document*
101.SCH	XBRL Schema Document*
101.CAL	XBRL Calculation Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*
101.LAB	XBRL Label Linkbase Document*
101.PRE	XBRL Presentation Linkbase Document*
*  Filed herewith.
(1)	Incorporated by reference from our Quarterly Report on Form 10-Q filed with the Securities and Exchange on February 22, 2011.
(2)	Incorporated by reference from Exhibit 2.1 to Current Report on Form 8-K filed with the Securities and Exchange on December 7, 2010.
(3)	Incorporated by reference from Amendment No. 2 to our registration statement filed on Form S-1 with the Securities and Exchange Commission on September 2, 2009.
(4)	Incorporated by reference from Exhibit 2 to Preliminary Information Statement on Schedule 14C filed with the Securities and Exchange Commission on December 23, 2010.
(5)	Incorporated by reference from Exhibit 10.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on September 27, 2010.
(6)	Incorporated by reference from Exhibit 10.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on November 15, 2010.
(7)	Incorporated by reference from Exhibit 10.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on February 9, 2011.
(8)	Incorporated by reference from our Current Report on Form 8-k filed with the Securities and Exchange Commission on August 30, 2011.
(9)	Incorporated by reference from our Current Report on Form 8-k filed with the Securities and Exchange Commission on December 13, 2011.
(10)	Incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 21, 2011.
(11)	Incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 19, 2011.
(12)	Incorporated by reference from Exhibit 23 to Amendment No. 1 to our Form 10-K filed with the Securities and Exchange Commission on February 1, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRIME GLOBAL CAPITAL GROUP INCORPORATED
(Registrant)

By:	/s/Weng Kung Wong
Weng Kung Wong
Chief Executive Officer

Dated:	April 27, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Weng Kung Wong	Chief Executive Officer
Weng Kung Wong	and Director	April 27, 2012
(Principal Executive Officer)

/s/ Liong Tat Teh Liong Tat Teh	Chief Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)	April 27, 2012