Form 10-Q
period 2012-04-30
PRIME GLOBAL CAPITAL GROUP Inc
filed 2012-06-11
CIK 1462047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2012

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

As of June 8, 2012, the issuer had outstanding 503,022,393 shares of common stock.

i

PART I   FINANCIAL INFORMATION

 ITEM 1  Financial Statements

PRIME GLOBAL CAPITAL GROUP INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF APRIL 30, 2012 AND OCTOBER 31, 2011

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	April 30, 2012	October 31, 2011
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$9,174,260	$2,592,687
Marketable securities, available-for-sale	4,210,174	3,680,710
Accounts receivable	16,764	27,422
Amounts due from related parties	2,803	-
Investment deposits	1,804,107	-
Deposits and other receivables	544,864	95,426

Total current assets	15,752,972	6,396,245

Non-current assets:
Deposits on land purchase	413,304	-
Deposits on plantation purchase	801,208	795,935
Plant and equipment, net	222,746	245,723
TOTAL ASSETS	$17,190,230	$7,437,903

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,427	$9,367
Amount due to a director	1,714,275	182,278
Amount due to a related party	233,920	-
Income tax payable	792,109	675,246
Current portion of obligation under finance lease	8,437	7,411
Accrued liabilities and other payables	117,394	98,270

Total current liabilities	2,869,562	972,572

Long-term liabilities:
Obligation under finance lease	35,628	40,556

Total liabilities	2,905,190	1,013,128

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 100,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value; 1,000,000,000 shares authorized; 502,482,393 and 500,110,613 shares issued and outstanding, as of April 30, 2012 and October 31, 2011	502,483	500,111
Additional paid-in capital	11,731,597	4,710,149
Accumulated other comprehensive income (loss)	188,117	(367,009)
Retained earnings	1,862,843	1,581,524

Total stockholders’ equity	14,285,040	6,424,775

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$17,190,230	$7,437,903

See accompanying notes to condensed consolidated financial statements.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2012 AND 2011

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended April 30,		Six months ended April 30,
	2012	2011	2012	2011
Revenues, net:
Software business	$10,739	$487,662	$209,897	$487,984
Trading business	-	8,794	-	752,477
Plantation business	603,989	-	653,227	-
Total revenues, net	614,728	496,456	863,124	1,240,461

Cost of revenues, related party	-	(97,623)	-	(97,623)
Cost of revenues, non related party	(129,037)	(20,242)	(193,401)	(606,491)
Total cost of revenues	(129,037)	(117,865)	(193,401)	(704,114)

Gross profit	485,691	378,591	669,723	536,347

Operating expenses:
General and administrative	(312,417)	(146,211)	(616,989)	(256,538)

Income from operations	173,274	232,380	52,734	279,809

Other income (expense):
Dividend income	3,186	-	4,638	-
Realized gain from sale of available-for-sale securities	327,157	-	386,030	-
Gain on disposal of plant and equipment	23	-	1,444	-
Interest income	5,672	-	10,458	-
Interest expense	(494)	(496)	(973)	(981)
Net loss on acquisition	(53,646)	-	(53,646)	-

Income before income taxes	455,172	231,884	400,685	278,828

Income tax expense	(107,657)	(64,559)	(119,366)	(88,497)

NET INCOME	347,515	$167,325	281,319	190,331

Other comprehensive income (loss):
- Unrealized holding gain (loss) on available-for-sale securities	(32,294)	(436)	570,408	(436)
- Foreign exchange adjustment gain (loss)	(43,538)	165,216	(15,282)	172,295

COMPREHENSIVE INCOME	$271,683	$332,105	836,445	362,190

Net income per share – Basic and diluted	$0.00	$0.00	0.00	0.00

Weighted average common stock outstanding – Basic and diluted	501,531,985	460,000,003	500,821,299	273,097,225

See accompanying notes to condensed consolidated financial statements.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED APRIL 30, 2012 AND 2011

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Six months ended April 30,
	2012	2011

Cash flows from operating activities:
Net income	$281,319	$190,331
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	28,051	17,451
Realized gain from sale of available-for-sale securities	(386,030)	-
Gain on disposal of plant and equipment	(1,444)	-
Net loss on acquisition	53,646	-
Stock based compensation	-	10,000
Changes in operating assets and liabilities:
Accounts receivable	10,664	106,506
Deposits and other receivables	(441,492)	(10,262)
Accounts payable	(5,904)	(19,525)
Income tax payable	112,644	88,497
Accrued liabilities and other payables	19,010	(2,725)

Net cash (used in) provided by operating activities	(329,536)	380,273

Cash flows from investing activities:
Purchase of marketable securities	(2,653,208)	(969,022)
Proceeds from sale of marketable securities	3,114,660	-
Acquisition of a subsidiary, net of cash acquired	174,982	-
Payments on investment deposits	(1,774,961)	-
Deposit payment on land purchase	(406,627)	-
Purchase of plant and equipment	(11,437)	(68,429)
Proceeds from disposal of plant and equipment	9,036	-

Net cash used in investing activities	(1,547,555)	(1,037,451)

Cash flows from financing activities:
Advances from a director	1,507,187	47,835
Advances to related parties	(2,758)	-
Advance from a related party	5,355	-
Payments on finance lease	(4,151)	(4,291)
Proceed from sale of common stock	7,023,820	4,800,000

Net cash provided by financing activities	8,529,453	4,843,544

Foreign currency translation adjustment	(70,789)	142,552
NET CHANGE IN CASH AND CASH EQUIVALENTS	6,581,573	4,328,918

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,592,687	527,189

CASH AND CASH EQUIVALENTS, END OF PERIOD	$9,174,260	$4,856,107

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income tax	$-	$-
Cash paid for interest	$973	$981

See accompanying notes to condensed consolidated financial statements.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2012 AND 2011

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

In the opinion of management, the consolidated balance sheet as of October 31, 2011 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended April 30, 2012 are not necessarily indicative of the results to be expected for the entire fiscal year ending October 31, 2012 or for any future period.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended October 31, 2011.

NOTE - 2  ORGANIZATION AND BUSINESS BACKGROUND

Prime Global Capital Group Incorporated (“PGCG” or “the Company”) was incorporated in the State of Nevada on January 26, 2009. On January 25, 2011, the Company changed its name to its current name.

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

Concurrently, on November 15, 2010, the Company appointed three new directors, Mr. Weng Kung Wong, Mr. Liong Tat Teh and Ms. Sek Fong Wong to the Company’s Board of Directors. Furthermore, all of the Company’s former officers resigned from their positions and Mr. Weng Kung Wong was appointed as the new chief executive officer, Mr. Liong Tat Teh as the new chief financial officer.

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

FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2012 AND 2011

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Concurrently, on December 6, 2010, the Company entered into and executed agreement to sell its wholly-owned subsidiary, Home Touch Limited (a corporation organized under the laws of the Hong Kong Special Administrative Region), to the former founders and directors for $20,000. Upon the completion of this sale, Mr. Ng and Ms. Yau, the former founders and executive officers, resigned from their positions on the board of directors.

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

On April 3, 2012, the Company consummated the sale to three accredited shareholders of the Company, of an aggregate of 628,000 shares of its common stock with par value of $0.001, at a price of $2.887 per share, or $1,813,036 in the aggregate.

On May 2, 2012, the Company consummated the sale to Mr. Weng Kung Wong, the director and chief executive officer of the Company, of an aggregate of 540,000 shares of its common stock with par value of $0.001, at a price of $2.812 per share, or $1,518,480 in the aggregate. The Company has received the net proceeds from the sale of the shares and will use it for general corporate purposes.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2012 AND 2011

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Summary of the Company’s subsidiary and VIE

	Company name	Place/date of incorporation	Particulars of issued capital	Principal activities

1.	Union Hub Technology Sdn. Bhd. (“UHT”)	Malaysia February 28, 2008	1,000,000 issued shares of ordinary shares of MYR 1 each	Provision of IT consulting and programming services and distributing consumer products

2.	Power Green Investments Limited (“PGIL”)	British Virgin Islands July 13, 2011	1 issued share of US$ 1 each	Inactive operation

3.	PGCG Properties Investment Limited (“PPIL”)	British Virgin Islands September 1, 2011	1 issued share of US$ 1 each	Inactive operation

4.	Virtual Setup Sdn. Bhd. (“VSSB”) #	Malaysia July 17, 2010	2 issued shares of ordinary shares of MYR 1 each	Operation of palm oil plantation

5.	PGCG Assets Holdings Sdn. Bhd. (“PGCG Assets”)	Malaysia March 21, 2012	2 issued shares of ordinary shares of MYR 1 each	Investment in land

6.	PGCG Development Sdn. Bhd. (“PGCG Development”)	Malaysia March 21, 2012	2 issued shares of ordinary shares of MYR 1 each	Inactive operation

7.	Max Trend International Limited (“Max Trend”)	Hong Kong August 18, 2010	2 issued shares of ordinary shares of HK$ 1 each	Holding company of SMTG

8.	Shenzhen Max Trend Green Energy Company Limited (“SMTG”)	The PRC July 7, 2011	RMB 1,000,000	Castor cultivation and trading

# represents variable interest entity (“VIE”)

PGCG and its subsidiaries and VIE are hereinafter referred to as (the “Company”).

NOTE - 3  GOING  CONCERN UNCERTAINTIES

The Company’s condensed consolidated financial statements are presented on a going concern basis, which contemplates the continuity of operations and realization of assets and satisfaction of liabilities and commitments in the normal course of business.

The Company has committed and contracted for the acquisition of Dunford Corporation Sdn. Bhd. and the purchase of land for development, which are expected to be completed in the next twelve months. As of April 30, 2012, the Company has approximately $9.2 million available cash balance, which may not be sufficient to meet its working capital needs in light of the $19.9 million required to consummate its land acquisitions in the coming months. The Company plans to obtain the additional capital from its shareholders or external financing. However, there can be no assurance that the Company will be able to obtain sufficient funds to meet with its obligations on a timely basis.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2012 AND 2011

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

The condensed consolidated financial statements include the accounts of PGCG and its subsidiaries and VIE. All significant inter-company balances and transactions between the Company and its subsidiaries and VIE have been eliminated upon consolidation. The results of companies acquired are included in the condensed consolidated financial statements from the effective date of acquisition using the acquisition method.

The Company has adopted the Accounting Standards Codification (“ASC”) Topic 810-10-25, “Variable Interest Entities” (“ASC 810-10-25”). ASC 810-10-25 requires a variable interest entity or VIE to be consolidated by the Company if that company is subject to a majority of the risk of loss for the VIE or is entitled to receive a majority of the VIE’s residual returns.

On July 8, 2011, the Company, through VSSB, entered into a Land Purchase Agreement (the “Purchase Agreement”) with an independent third party to purchase four parcels of palm oil plantation land in a purchase price consideration of $8,012,084 (equivalent to MYR24,425,640) with a refundable deposit of $801,208 equal to 10% of its purchase price consideration. Pursuant to the Purchase Agreement, the completion of the purchase transaction is subject to final approval from the local government and local regulatory agency. Also, the Company, through VSSB agreed to lease from the land owner and manage these four parcels of the palm oil plantation land with a monthly rental amount of $12,705 (equivalent to MYR 40,000) for a term of 12 months under an operating lease agreement, subject to automatic termination upon the completion of the Purchase Agreement.

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

FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2012 AND 2011

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Management believes that all these contractual agreements with VSSB and the land owners are in compliance with laws of Malaysia and are legally enforceable.

With the above agreements, the Company has variable interest of VSSB, through UHT, including its financial interest and demonstrates its ability to control VSSB as a primary beneficiary. Under ASC 810-10-25, VSSB is considered a variable interest entity and its operating results are included in the accompanying condensed consolidated financial statements for the period presented. VSSB incurred an operating loss of $66,901 during the six months ended April 30, 2012.

As of April 30, 2012, the deposit of $801,208 on the land purchase is considered as non-current asset, accordingly. Purchase deposit is recorded when payment is made by the Company. The remaining balances were subsequently settled in May 2012 and the transfer of land title is expected to be completed in the next twelve months.

●	Acquisition loss

Acquisition loss represents the deficit from the calculation based on assumed net liabilities and the purchase price.

At the date of acquisition, the Company has recognized a net loss on the acquisition of Max Trend.

●	Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

The Company maintains cash and cash equivalent balances at a financial institution in Malaysia. As of April 30, 2012, the Company has cash concentration risk of $7,970,752 which is held by Malayan Banking Berhad in Malaysia.

●	Marketable securities, available-for-sale

Marketable securities include equity securities and cash management fund are classified as available-for-sale and are recorded at their fair market values with the corresponding unrealized holding gains or losses, recorded as a separate component of other comprehensive income within stockholders’ equity. The fair value of marketable securities is determined based on quoted market prices at the balance sheet dates. Realized gains and losses are determined by the difference between historical purchase price and gross proceeds received when the marketable securities are sold.

The Company uses quoted prices in active markets for identical assets (consistent with the Level 1 definition in the fair value hierarchy) and other significant observable inputs (consistent with the Level 2 definition in the fair value hierarchy) to measure the fair value of equity securities and cash management fund, respectively, on a recurring basis pursuant to the ASC Topic 820.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2012 AND 2011

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

Deposits on plantation purchase represented refundable deposit payment for the purchase of four parcels of palm oil plantation land, which were interest-free and unsecured. Purchase deposits are recorded when payment is made by the Company and capitalized as fixed assets when the transfer of the land titles is successfully registered in favor of the Company. As of April 30, 2012, the purchase contract has been signed and the transfer of the land titles will be completed in the next twelve months.

●	Plant and equipment

Plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational:

Expected useful life
Office furniture and equipment	10 years
Motor vehicles	5 years
Computer equipment	3 years

Expenditures for maintenance and repairs are expensed as incurred. The gain or loss on the disposal of plant and equipment is the difference between the net sales proceeds and the carrying amount of the relevant assets and is recognized in the statement of operations.

Depreciation expense for the three months ended April 30, 2012 and 2011 was $14,264 and $10,938, respectively.

Depreciation expense for the six months ended April 30, 2012 and 2011 was $28,051 and $17,451, respectively.

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

FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2012 AND 2011

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

As of April 30, 2012, the Company has one motor vehicle under finance lease included in plant and equipment with its carrying value of $86,347.

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

Revenues from the provision of maintenance and support service are recognized when service rendered, which consist of technical support and software upgrades and enhancements. The Company generally offers maintenance and support service to its customers for a period of twelve months, free of charge or at a monthly fixed fee. Amounts invoiced or collected in advance from the customers of delivering maintenance and support service is recorded as deferred revenue. Revenue is recognized when the related service is rendered.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2012 AND 2011

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

(c) Plantation sales

The Company offers two types of plantation products comprising of palm oil products and castor products.

Revenue from the sale of palm oil product is recognized upon confirmation of the weight of fresh fruit bunches and shipment to the customer, when there is persuasive evidence of an arrangement, delivery has occurred and risk of loss has passed, the sales price is fixed or determinable at the date of sale, and collectibility is reasonably assured.

Revenue from castor products includes sale of seeding and rendering of technical know-how under a bundled sales arrangement. The Company adopts ASC 985-20 and allocates the total arrangement fee among each element based on vendor-specific objective evidence of the relative fair value of each of the elements. The Company limits its assessment of fair value of each element to the price charged when the same element is sold separately. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue, assuming collection is probable. Sale of castor oilseeds is recognized when legal title passes to the customer, which is generally upon delivery of oilseeds. Rendering of technical know-how service is recognized when the principal terms of the service agreement are fulfilled and the certificate of satisfaction is confirmed by the customers.

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

FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2012 AND 2011

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

For the three and six months ended April 30, 2012 and 2011, the Company did not have any interest and penalties associated with tax positions. As of April 30, 2012, the Company did not have any significant unrecognized uncertain tax positions.

The Company conducts major businesses in Malaysia and China and is subject to tax in its own jurisdiction. As a result of its business activities, the Company will file separate tax returns that are subject to examination by the foreign tax authorities.

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

The reporting currency of the Company is the United States Dollars ("US$") and the accompanying financial statements have been expressed in US$. In addition, the Company’s operating subsidiaries or VIE maintain their books and record in a local currency, MYR or Renminbi (“RMB”), which is functional currency as being the primary currency of the economic environment in which the entity operates.

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

Translation of amounts from the local currencies of the Company into US$ has been made at the following exchange rates for the respective periods:

	April 30,
	2012	2011
Period-end MYR : US$1 exchange rate	3.0486	2.9618
Period-average MYR : US$1 exchange rate	3.0987	3.0731
Period-end RMB : US$1 exchange rate	6.3335	6.4995
Period-average RMB : US$1 exchange rate	6.3380	6.6051

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2012 AND 2011

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

The carrying value of the Company’s financial instruments (excluding obligation under finance lease): cash and cash equivalents, accounts receivable, amounts due from related parties, deposits and other receivables, income tax payable, amount due to a director, amount due to a related party, accrued liabilities and other payables approximate at their fair values because of the short-term nature of these financial instruments.

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

Level 1 : Observable inputs such as quoted prices in active markets;

Level 2 : Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3 : Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions

The following table summarizes information on the fair value measurement of the Company’s assets as of April 30, 2012 grouped by the categories described above:

	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Securities available-for-sale	$3,705,783	$504,391	$-

Marketable securities available-for-sale were valued at the closing prices quoted on the Bursa Malaysia Securities Berhad Main Market with which the security is traded.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2012 AND 2011

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

In June 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-05, “Comprehensive Income: Presentation of Comprehensive Income” (“ASU 2011-05”). ASU 2011-05 requires companies to present the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements of net income and other comprehensive income. This statement is effective for interim and annual periods beginning after December 15, 2011. Early adoption is permitted and the amendments in this update will be applied retrospectively. The adoption has not had a material effect on the Company’s financial statements.

NOTE - 5  BUSINESS COMBINATION

On April 20, 2012, the Company, through PGIL acquired all of the issued and outstanding securities of Max Trend International Limited, a Hong Kong limited liability company, or Max Trend, for aggregate cash consideration of US $10,000 in accordance with the terms of a Stock Transfer Agreement, or the Stock Transfer Agreement. In connection with the acquisition, the Company assumed a cash balance of approximately US$183,208 and all of Max Trend’s liabilities in the approximate amount of US $191,596, US $179,485 of which are loans made by Max Trend’s director and stockholder Wooi Khang Pua to organize and finance the company.

Max Trend’s wholly owned subsidiary, Shenzhen Max Trend Green Energy Company Limited, or SMTG, is a wholly foreign-owned enterprise under the laws of the People’s Republic of China. Max Trend and SMTG have not commenced operations and have not generated any revenues since inception. Except for the nominal cash balance, Max Trend holds no real assets on a consolidated basis.

Max Trend is owned in equal parts by Kok Wai Chai and Wooi Khang Pua, who also serve as directors of Max Trend. Mr. Pua also serves as the legal representative of SMTG. Messrs. Chai and Pua are directors of our wholly owned subsidiary Union Hub Technology Sdn. Bhd., or UHT, and each holds approximately 4.96% of our issued and outstanding common stock. Mr. Chai is also a shareholder of our variable interest entity Virtual Setup Sdn. Bhd., or VSSB.

Upon the consummation of the acquisition of Max Trend, Messrs. Chai and Pua will remain directors of Max Trend, and Mr. Pua will remain SMTG’s legal representative.

The Company intends to develop the business of cultivation and trading of castor in PRC through the acquisition of Max Trend. SMTG has commenced the business since acquisition and generated revenue and net income for the period ended April 30, 2012.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2012 AND 2011

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

The following table summarizes the fair value of the assets acquired and liabilities assumed at the date of acquisition. The allocation of the purchase price consideration is presented as below:

Acquired assets:
Cash and cash equivalents	$174,982

Total assets acquired	174,982

Less: liabilities assumed
Amount due to a related party	218,628

Total liabilities assumed	218,628

Net liabilities assumed	(43,646)
Less: purchase price	(10,000)

Net loss on acquisition	$(53,646)

The Company has recognized a net loss of $53,646 on the acquisition of Max Trend.

NOTE - 6  INVESTMENT DEPOSITS

On April 18, 2012, the Company’s subsidiary, PGCG Assets, on the one hand, and Ng Ooi Wah and Sim See Hua, or the Dunford Shareholders, on the other hand, executed a definitive agreement pursuant to which PGCG Assets agreed to purchase all of the issued and outstanding securities of Dunford Corporation Sdn. Bhd, or Dunford, at a purchase price equal to $18,041,068 (equivalent to MYR55,000,000), or the Purchase Price. Dunford's primary assets consist of two parcels of vacant land located in Selangor, Malaysia, or the Land, and assets related to Dunford's insurance agency and secretarial services businesses.

Pursuant to the terms of the purchase agreement, PGCG Assets is obligated to consummate the purchase within five (5) months of the date of the purchase agreement, or the Completion Date. PGCG Assets, however, has the option of extending the Completion Date by one (1) month subject to the payment of interest at the rate of 8% per annum on the unpaid portion of the Purchase Price during the period commencing from the expiration of such five (5) month period until the earlier to occur of the consummation of the purchase transaction or the expiration of the one (1) month extension period. The interest payments must be made in full prior to the expiration of the five (5) month period, and any surplus interest payments remaining after payment in full of the Purchase Price will be refunded to PGCG Assets without interest.

Of the Purchase Price, there is a balance of $16,236,961 (equivalent to MYR49,500,000) remaining. PGCG Assets paid the Dunford Shareholders $1,443,286 (equivalent to MYR4,400,000) upon the execution of the purchase agreement. Together with $360,821 (equivalent to MYR1,100,000) that was previously paid to the Dunford Shareholders, PGCG Assets has paid an aggregate amount of $1,804,107 (equivalent to MYR5,500,000) toward the Purchase Price. The balance of the Purchase Price will be released in three tranches as follows:

(i)	a sum sufficient to redeem the Land from encumbrances;
(ii)	a sum sufficient to pay in full certain liabilities of the Company;
(iii)	upon receipt of confirmation from applicable government agencies and creditors of such redemption and payments, a sum sufficient to pay off an advance made by an existing director of Dunford; and
(iv)	the balance to the Dunford Shareholders.

Upon consummation of the securities purchase transaction, all directors and secretaries of Dunford shall appoint nominees of PGCG Assets to serve as directors and officers of Dunford and concurrently resign from their positions with Dunford. The Dunford Shareholders shall have one (1) month from the Completion Date, or such other extended period as may be agreed upon by the parties, to transfer out of the Company all assets and liabilities related to Dunford's insurance agency and secretary services businesses. The Dunford Shareholders further agree to indemnify PGCG Assets against all liabilities arising from such insurance agency and/or secretarial services businesses.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2012 AND 2011

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

PGCG Assets is entitled to terminate the purchase agreement upon a breach of the representations, warranties or any other term of the purchase agreement, subject to a 14 working day cure period.  In the event of a termination resulting from a breach by the Dunford Shareholders, the Dunford Shareholders shall be obligated to refund all sum previously paid by PGCG Assets and shall pay to PGCG Assets the sum of RM 5,500,000 as liquidated damages.

In the event PGCG Assets fails to pay the Purchase Price or otherwise breaches any material term of the purchase agreement, the Dunford Shareholders shall be entitled, at their discretion, to: (i) specific performance or damages against PGCG Assets, or (ii) terminate the purchase agreement, in which event the Dunford Shareholders shall be entitled to retain RM 5,500,000 as liquidated damages.  All other sums paid by PGCG Assets shall be refunded to PGCG Assets.

NOTE - 7  DEPOSIT ON LAND PURCHASE

The Company’s subsidiary, PGCG Assets, was the successful bidder at a public auction held on March 30, 2012, in Kuala Lumpur, Malaysia, for 21.8921 hectares (54.10 acres) of vacant development land located in Kuala Lumpur, Malaysia. The land is subject to a 99-year leasehold, expiring July 30, 2100, and was sold for $4,152,726 (equivalent to MYR12,660,000) on an "As Is Where Is" basis in accordance with the terms of a Memorandum and Conditions of Sale.

Pursuant to the Memorandum and Conditions of Sale, the Company made the deposit of $413,304 (equivalent to MYR1,260,000) with the High Court of Malaya at Kuala Lumpur, Malaysia, which will be the part of the purchase price upon consummation of the sale. If the Company fails to consummate the sale within 120 days, the Company will forfeit the deposit.

The Company intends to develop the land for commercial and or residential uses.

NOTE - 8  MARKETABLE SECURITIES, AVAILABLE-FOR-SALE

	April 30, 2012	October 31, 2011

Investment in equity securities and cash management fund
At original cost	$3,978,800	$4,019,744
Add: unrealized holding gain (loss) on available-for-sales securities	231,374	(339,034)
Total	$4,210,174	$3,680,710

The fair value of marketable securities is determined based on quoted market prices at the balance sheet dates. The Company has an unrealized holding gain of $231,374 for the period ended April 30, 2012.

NOTE - 9  AMOUNTS DUE FROM RELATED PARTIES

As of April 30, 2012, amounts due from related parties represented temporary advances made to certain companies which are controlled by the director and chief executive officer of the Company, Mr. Weng Kung Wong. The amounts due were unsecured, interest-free and repayable on demand.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2012 AND 2011

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE - 10  AMOUNT DUE TO A DIRECTOR

As of April 30, 2012, amount due to a director represented temporary advances made to the Company by the director and chief executive officer of the Company, Mr. Weng Kung Wong, which was unsecured, interest-free and repayable on demand.

NOTE - 11  AMOUNT DUE TO A RELATED PARTY

As of April 30, 2012, amount due to a related party represented temporary advances made to the Company by the former shareholder of a subsidiary, Max Trend International Limited, which was unsecured, interest-free and repayable on demand.

NOTE - 12  ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consist of the following:

	April 30, 2012	October 31, 2011

Accrued operating expenses	$115,800	$95,771
Advances from third parties	1,310	652
Deferred revenue	284	1,847
	$117,394	$98,270

NOTE - 13  OBLIGATION UNDER FINANCE LEASE

The Company purchased motor vehicle under a finance lease agreement with the effective interest rate of 6.58% per annum, due through July 21, 2017, with principal and interest payable monthly. The obligation under the finance lease is as follows:

	April 30, 2012	October 31, 2011

Finance lease	$46,043	$49,939
Less: interest expense	(1,978)	(1,972)

Net present value of finance lease	$44,065	$47,967

Current portion	$8,437	$7,411
Non-current portion	35,628	40,556

Total	$44,065	$47,967

As of April 30, 2012, the maturities of the finance lease for each of the five years and thereafter are as follows:

Years ending April 30:
2013	$8,437
2014	8,437
2015	8,437
2016	8,437
2017	8,437
Thereafter	1,880

Total	$44,065

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2012 AND 2011

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE - 14  INCOME TAXES

The local (United States) and foreign components of (loss) income before income taxes were comprised of the following:

	Six months ended April 30,
	2012	2011
Tax jurisdictions from:
– Local	$(290,047)	$(159,669)
– Foreign, representing
BVI	(53,646)	-
Malaysia	229,029	438,497
The PRC	515,349	-
Income before income taxes	$400,685	$278,828

Provision for income taxes consisted of the following:

	Six months ended April 30,
	2012	2011

Current:
– Local	$-	$-
– Foreign, representing
Malaysia	-	88,497
The PRC	119,366	-

Deferred:
– Local	-	-
– Foreign, representing
Malaysia	-	-
The PRC	-	-
Income tax expense	$119,366	$88,497

The effective tax rate in the years and periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. During the periods presented, the Company has a subsidiary that operates in Malaysia and is subject to tax in the jurisdictions in which it operates, as follows:

United States of America

PGCG is registered in the State of Nevada and is subject to United States of America tax law. As of April 30, 2012, the operations in the United States of America incurred $725,027 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2032, if unutilized. The Company has provided for a full valuation allowance of $246,509 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2012 AND 2011

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

British Virgin Islands

Under the current BVI law, PGIL and PPIL are not subject to tax on income. For the three and six months ended April 30, 2012, PGIL incurred a loss of $53,646.

Hong Kong

Max Trend is subject to Hong Kong Profits Tax, which is charged at the statutory income rate of 16.5% on its assessable income. For the three and six months ended April 30, 2012, Max Trend does not have operations in Hong Kong.

The PRC

SMTG is subject to the Corporate Income Tax governed by the Income Tax Law of the People’s Republic of China with a unified statutory income tax rate of 25%. A reconciliation of income before income taxes to the effective tax rate as follows:

	Six months ended April 30,
	2012	2011

Income before income taxes	$515,349	$-
Statutory income tax rate	25%	25%
Income tax at statutory tax rate	128,837	-
Net operating loss carryforwards	(9,471)	-
Income tax expense	$119,366	$-

Malaysia

UHT, VSSB, PGCG Assets and PGCG Development are subject to the Malaysia Corporate Tax Laws at a progressive income tax rate starting from 20% on the assessable income for its tax year. A reconciliation of income before income taxes to the effective tax rate as follows:

	Six months ended April 30,
	2012	2011

Income before income taxes	$229,029	$438,497
Statutory income tax rate	20%	20%
Income tax at statutory tax rate	45,806	87,699
Tax effect of non-deductible expenses	9,687	798
Tax effect of non-taxable income	(77,516)	-
Tax effect of tax allowances	(3,014)	-
Net operating loss	25,037	-
Income tax expense	$-	$88,497

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2012 AND 2011

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of April 30, 2012 and October 31, 2011:

	April 30, 2012	October 31, 2011
Deferred tax assets:
Net operating loss carryforwards	$246,509	$147,893
Less: valuation allowance	(246,509)	(147,893)
Deferred tax assets	$-	$-

Management believes that it is more likely than not that the deferred tax assets will not be fully realizable in the future. Accordingly, the Company provided for a full valuation allowance against its deferred tax assets of $246,509 as of April 30, 2012. During six months ended April 30, 2012, the valuation allowance increased by $98,616, primarily relating to net operating loss carryforwards from the local tax regime.

NOTE - 15  STOCKHOLDERS’ EQUITY

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

On April 3, 2012, the Company consummated the sale to three accredited shareholders of the Company, of an aggregate of 628,000 shares of its common stock with par value of $0.001, at a price of $2.887 per share, or $1,813,036 in the aggregate.

As of April 30, 2012, the number of shares of the Company’s common stock issued and outstanding was 502,482,393 shares. There are no shares of preferred stock issued and outstanding.

NOTE - 16  RELATED PARTY TRANSACTIONS

For the six months ended April 30, 2012 and 2011, the Company leased an office premise at the current market value of $4,841 and 4,068 from a related company, respectively, which is controlled by the director and chief executive officer of the Company, Mr. Weng Kung Wong in the normal course of business.

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

FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2012 AND 2011

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE - 17  SEGMENT INFORMATION

The Company operates three reportable business segments in Malaysia, as defined by ASC Topic 280:

●	Software business – sale of software products and website development
●	Trading business – trading of luxury consumer products
●	Plantation business – sale of palm oil products and castor seed

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 4). The Company had no inter-segment sales for the periods presented. Summarized financial information concerning the Company’s reportable segments is shown as below:

	Three months ended April 30,
	2012	2011
Revenues, net
- Software business	$10,739	$487,662
- Trading business	-	8,794
- Plantation business	603,989	-
Total revenues, net	$614,728	$496,456

Cost of revenues
- Software business	$6,933	$110,933
- Trading business	-	6,932
- Plantation business	122,104	-
Total cost of revenues	$129,037	$117,865
Gross profit	485,691	378,591
Depreciation	14,264	10,938
Net income	347,515	167,325
Total assets	17,190,230	6,096,121
Expenditure for long-lived assets	$181	$68,429

	Six months ended April 30,
	2012	2011
Revenues, net
- Software business	$209,897	$487,984
- Trading business	-	752,477
- Plantation business	653,227	-
Total revenues, net	$863,124	$1,240,461

Cost of revenues
- Software business	$13,651	$110,933
- Trading business	-	593,181
- Plantation business	179,750	-
Total cost of revenues	$193,401	$704,114
Gross profit	669,723	536,347
Depreciation	28,051	17,451
Net income	281,319	190,331
Total assets	17,190,230	6,096,121
Expenditure for long-lived assets	$11,437	$68,429

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2012 AND 2011

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE - 18  CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a) Major customers

For the three months ended April 30, 2012, there was one single customer who represented 92% of the Company’s revenues amounting to $567,074 with $0 of accounts receivable at that date.

For the six months ended April 30, 2012, the customer who accounted for 10% or more of the Company’s revenues is presented as follows:

		Six months ended April 30, 2012		April 30, 2012
	Business segment	Revenues	Percentage of revenues	Trade accounts receivable

Customer A	Software	$208,349	24%	$6,888
Customer B	Plantation	567,074	66%	-
Total:		$775,423	90%	$6,888

For the three months ended April 30, 2011, there was one single customer who represented 98% of the Company’s revenues amounting to $487,333 with $0 of accounts receivable at that date.

For the six months ended April 30, 2011, the customer who accounts for 10% or more of the Company’s revenues and its outstanding balance at period-end date, is presented as follows:

		Six months ended April 30, 2012		April 30, 2012
	Business segment	Revenues	Percentage of revenues	Trade accounts receivable

Customer C	Trading	$752,477	61%	$-
Customer D	Trading	487,333	39%	-
Total:		$1,239,810	100%	$-

(b) Major vendors

For the three and six months ended April 30, 2012, the vendor who accounted for 10% or more of the Company’s purchases is presented as follows:

	Three months ended April 30, 2012		April 30, 2012
	Purchase	Percentage of purchase	Trade accounts payable

Vendor A	$47,425	37%	$-
Vendor B	39,337	30%	-
Vendor C	21,687	17%	-
Total:	$108,449	84%	$-

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2012 AND 2011

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Six months ended April 30, 2012		April 30, 2012
	Purchase	Percentage of purchase	Trade accounts payable

Vendor B	$77,453	40%	$-
Vendor A	47,425	25%	-
Vendor C	21,687	11%	-
Total:	$146,565	76%	$-

For the three months ended April 30, 2011, there was one single vendor (a related party) who represented 93% of the Company’s purchases amounting to $97,623 with $101,290 of accounts payable at that date.

For the six months ended April 30, 2011, the vendor who accounted for 10% or more of the Company’s purchases and its outstanding balance at period-end date, is presented as follows:

	Six months ended April 30, 2011		April 30, 2011
	Purchase	Percentage of purchase	Trade accounts payable

Vendor D	$443,491	64%	$-
Vendor E	149,691	22%	-
Vendor F, related party	97,623	14%	101,290
Total:	$690,805	100%	$101,290

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

FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2012 AND 2011

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

NOTE - 19  COMMITMENTS AND CONTINGENCIES

(a) Operating lease commitment

The Company leases certain office premises, staff quarters and palm oil land under operating leases that expire at various dates through 2012. The leases, which cover periods from one to two years, generally provide for renewal options at specified rental amounts.

Aggregate rent expenses for the three months ended April 30, 2012 and 2011 were $42,366 and $2,460, respectively.

Aggregate rent expenses for the six months ended April 30, 2012 and 2011 were $83,417 and $4,068, respectively.

As of April 30, 2012, the Company has future minimum rental payments of $11,174 for office premise and staff quarters and $26,242 for plantation land due under various operating leases in the next year.

(b) Capital commitment

As of April 30, 2012, the Company has future contingent payment of $16.2 million under the conditional purchase contract in connection of acquisition of Dunford Corporation Sdn. Bhd. within six months of the date of the purchase agreement. Management anticipates the completion of the acquisition in the next twelve months

As of April 30, 2012, the Company also has future contingent payment of $3.7 million under the conditional purchase contract in connection of purchase of a development land within 120 days. Management anticipates the completion of the acquisition in the next twelve months.

NOTE - 20  SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were issued and filed with this Form 10-Q. There were no subsequent events that required recognition or disclosure except for the following events.

On May 2, 2012, the Company consummated the sale to Mr. Weng Kung Wong, the director and chief executive officer of the Company, of an aggregate of 540,000 shares of its common stock with par value of $0.001, at a price of $2.812 per share, or $1,518,480 in the aggregate. The Company has received the net proceeds from the sale of the shares and will use it for general corporate purposes.

On May 3, 2012, the Company settled the remaining balance of $7,210,876 in connection to the acquisition of palm oil plantation land.

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

Overview

History

We were incorporated in the state of Nevada on January 26, 2009, to serve as a holding company for our former smart home business, which was conducted through our former subsidiary, Home Touch Limited, a Hong Kong Special Administrative Region of China corporation, or HTL. We acquired HTL on January 26, 2009, through a share exchange transaction in which we exchanged 40,000,000 shares of our Common Stock for 10,000 shares of HTL common stock. HTL was originally organized under the name Lexing Group Limited in July 2004 and was renamed Home Touch Limited in 2005.

On July 15, 2010, we effectuated a 1-for-20 reverse stock split, or the Reverse Split, of all issued and outstanding shares of the Company's Common Stock in connection with our plans to attract additional financing and potential business opportunities. As a result of the Reverse Split, our issued and outstanding shares decreased from 40,000,000 to 2,000,000.

Change in Control, Disposition of Smart Home Business, Acquisition of M-Commerce Business and Name Change

On November 15, 2010, we consummated the sale to certain accredited investors of an aggregate of 80,000,000 shares of our Common Stock at a per share price of $0.01, or $800,000 in the aggregate, and experienced a change of control. David Ng and Stella Wai Yau resigned from their positions as President and Chief Executive Officer of the Company, and as Chief Financial Officer, Chief Operating Officer and Secretary of the Company, and the following individuals were appointed to serve as executive officers and directors of the Company effective November 15, 2010:

Name	Office
Weng Kung Wong	Chief Executive Officer, Director
Liong Tat Teh	Chief Financial Officer, Director
Sek Fong Wong	Secretary, Director

On December 6, 2010, we acquired Union Hub Technology Sdn. Bhd., or UHT, a company organized under the laws of Malaysia that was engaged in the design, development and operation of technologies to enable a community of users to engage in social networking, research and e-commerce on a mobile platform, or the m-commerce business, in consideration of 16,500,000 shares of our common stock, par value $0.001 per share. Wooi Khang Pua and Kok Wai Chai, the former shareholders of UHT, are current directors of UHT, and each beneficially owns 4.98% of our issued and outstanding common stock.

Concurrently with the acquisition of UHT, we sold to Up Pride Investments Limited, a British Virgin Islands limited liability company owned by David Gunawan Ng, and Magicsuccess Investments Limited, a British Virgin Islands limited liability company owned by Stella Wai Yau, all of the issued and outstanding securities of HTL for cash consideration of $20,000. In connection with the sale, Mr. Ng and Ms. Yau, our former founders and executive officers, resigned from their positions on our board of directors. Our smart home business was conducted through HTL, and as result of the sale, we ceased our smart home business operations.

On January 25, 2011, we changed our name to Prime Global Capital Group Incorporated and increased our authorized capital to 1,000,000,000 shares of common stock and 100,000,000 shares of preferred stock.

Transition to Oilseeds Business

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

As a result of the challenges we experienced in implementing our m-commerce business plan, we began seeking business opportunities in the oilseeds industry in fiscal year 2011 with a specific focus on the acquisition, lease or management of existing castor seed and oil palm plantations located in Asia. In August 2011, we entered into a binding Memorandum of Understanding to acquire a mature palm oil plantation through the acquisition of VSSB, our VIE. We expect to consummate the acquisition of the palm oil plantation and VSSB by the third quarter of 2012.

We also entered into a trial planting arrangement with Srira Cha province, Thailand, for the cultivation of castor plants in December 2011. Upon a successful trial planting, we anticipate entering into a five year contract farming arrangement with Srira Cha province involving up to 500,000 Rai of land with the goal of building and operating two castor processing plants during such five year period. We hope to commence trial planting by the third quarter of 2012.

Anticipated Real Estate Business

On March 30, 2012, we purchased a 99-year leasehold covering 21.8921 hectares (54.10 acres) of vacant land in Kuala Lumpur, Malaysia through public auction. We intend to develop the land for commercial and or residential purposes upon the consummation of the sale. We are required to consummate the purchase within 120 days of March 30, 2012. The leasehold expires July 30, 2100.

In April 2012, we agreed to acquire Dunford Corporation Sdn. Bhd., or Dunford, for RM 55,000,000. Dunford’s primary assets consist of two parcels of vacant land located in Selangor, Malaysia and assets related to Dunford’s insurance agency and secretarial services businesses. Upon the consummation of the acquisition, we intend to dispose of the insurance agency and secretarial services business. We hope to consummate the Dunford acquisition during the third quarter of 2012.

We also acquired for nominal consideration a dormant company Max Trend International Limited, a Hong Kong limited liability company, or Max Trend. Max Trend owns Shenzhen Max Trend Green Energy Company Limited, a wholly foreign owned enterprise under the laws of the People’s Republic of China, or SMTG, which is also dormant. We hope to operate a portion of our anticipated real estate business through Max Trend or SMTG.

We intend to commence development of commercial and or residential projects upon the consummation of our land purchases. We hope that our real estate projects will become a significant source of revenue for us in the future. There can be no assurance, however, that we will be able to successfully consummate such acquisitions or develop such properties in the near future.

We will require approximately $10,000 to initiate trial planting of castor plants and $19.9 to consummate our real estate purchases. Our cash balance as of April 30, 2012, was approximately $9.2 million. Consistent with past practice, we hope to obtain the necessary additional financing from our shareholders, executive officers and directors or through external financing. We are currently conducting internal discussions to obtain the necessary financing, however, there can be no assurance that we will be able to obtain sufficient funds on acceptable terms to timely meet our obligations.

Approval to Initiate Uplisting Process and Transition to Large Accelerated Filer Status

On December 12, 2011, our board of directors approved, authorized and directed our officers to initiate the process for listing shares of the Company’s common stock on one or more U.S. national securities exchanges including the NYSE Amex Equities Exchange.

As of April 30, 2012, we became a large accelerated filer.

Results of Operations

In response to our challenges in implementing our m-commerce business plan, we elected to cease all m-commerce activities except for the provision of IT consulting, programming and website development services in 2011. We also decided to limit distribution of consumer goods to opportunities that are readily available. As a result, during the three and six months ended April 30, 2012, we did not generate revenue from our distribution business and derived all of our revenue from: (i) the provision of IT consulting, programming and website development services; and (ii) our oilseeds business.

We expect this trend to continue until such time as we consummate our anticipated real estate purchases and begin our real estate business. At such point, we anticipate generating revenue from real estate related activities. If we are not able to replace the lost income through our oilseeds business, and if begun, our real estate business, our revenues, operating results and financial condition may be materially and adversely affected. In fiscal year ended October 31, 2011, software and consumer goods sales accounted for approximately 77% and 20% of our total net revenue.

Comparison of the three months ended April 30, 2012 to the three months ended April 30, 2011

The following table shows our revenues by type for the three months ended April 30, 2012, compared to the three months ended April 30, 2011.

	For the Three Months Ended April 30,		$	%
	2012	2011	Change	Change

Net Revenues	$614,728	$496,456	$118,272	23.8%
Software sales	10,739	487,662	(476,923)	(97.8%)
Product sales	-	8,794	(8,794)	(100%)
Plantation sales	603,989	-	603,989	NM
Total cost of revenue	(129,037)	(117,865)	(11,172)	9.5%
Related party	-	(97,623)	(97,623)	100%
Unrelated party	(129,037)	(20,242)	(108,795)	500.5%
Gross profit	485,691	378,591	107,100	28.3%
General and administrative expenses	(312,417)	(146,211)	(166,206)	113.7%
Income before income taxes	455,172	231,884	223,288	96.3%
Income tax expense	(107,657)	(64,559)	(43,098)	(66.8%)
Net income	347,515	167,325	180,190	107.7%

*NM means not meaningful

Our m-commerce and consumer distribution products businesses are operated through UHT. Our oilseeds business is operated through Virtual Setup Sdn. Bhd., or VSSB, our VIE., and Max Trend International Limited, or Max Trend. Our anticipated real estate business will be operated through PGCG Assets Holdings Sdn. Bhd., a wholly owned subsidiary of UHT.

Revenue. We generated net revenue of $614,728 for the three months ended April 30, 2012 with plantation sales accounting for $603,989, or approximately 98.3% of net revenues, and software sales accounting for $10,739, or approximately 1.7% of net revenues. For the same period ended April 30, 2011, we generated net revenue of $496,456 with software sales accounting for $487,662, or approximately 98.2% of net revenues, and product sales accounting for $8,794, or approximately 1.8% of net revenues. The decrease in net revenue from our software and product distribution businesses is a direct result of our shift away from these business segments and our focus on our oilseeds business. We expect this trend to continue on a going forward basis.

Cost of Revenue. Our cost of revenue as a percentage of net revenue was approximately 21% for the three months ended April 30, 2012, as compared to approximately 24% for the same period in 2011. The slight decrease is primarily attributable to the reduction in our product distribution business as offset by our increased focus on our oilseeds business. Cost of revenue consisted primarily of the costs related to the palm oil business such as rental on plantation land, material supplies and subcontracting costs incurred for planting, fertilizing and harvesting the palm oil tree. Shipping and handling costs associated with the distribution of fresh fruit bunches to the customers are also included in cost of revenues. We expect our cost of revenue to increase in the near future as we enter into harvest season and begin distribution of castor seeds.

Gross Profit. We achieved a gross profit of $485,691 for the three months ended April 30, 2012, as compared to $378,591 for the same period in 2011. The increase is attributable to the increase in revenues generated by our oilseeds business during the three months ended April 30, 2012.

General and Administrative Expenses (“G&A”). We incurred G&A expenses of $312,417 for the three months ended April 30, 2012, representing an increase of $166,206, as compared to $146,211 for the three months ended April 30, 2011. The increase in G&A is primarily attributable to the marketing expenses incurred to promote our oilseeds business, consultancy fees incurred for uplisting process and fees incurred in connection with our annual shareholders meeting. G&A as a percentage of net revenue was approximately 50.8% for the three months ended April 30, 2012.

Other Income (Expense). We incurred other income of $281,898 for the three months ended April 30, 2012, as compared to an expense of $496 for the three months ended April 30, 2011. The increase in other income is attributable primarily to realized gain on sale of marketable securities of $327,157 and interest income of $5,672.

Income Tax Expense. We recorded income tax expense of $107,657 for the three months ended April 30, 2012, as compared to $64,559 for the same period ended April 30, 2011. The increase is primarily attributable to the increase in revenue generated from our operations during the three months ended April 30, 2012.

Comparison of the six months ended April 30, 2012 to the six months ended April 30, 2011

The following table shows our revenues by type for the six months ended April 30, 2012, compared to the six months ended April 30, 2011.

	For the Six Months Ended April 30,		$	%
	2012	2011	Change	Change

Net Revenues	$863,124	$1,240,461	$(377,337)	(30.4%)
Software sales	209,897	487,984	(278,087)	(57%)
Product sales	-	752,477	(743,683)	(100%)
Plantation sales	653,227	-	653,227	NM
Total cost of revenue	(193,401)	(704,114)	(510,713)	(72.5%)
Related party	-	(97,623)	(97,623)	(100%)
Unrelated party	(193,401)	(606,491)	(413,090)	(68.1%)
Gross profit	669,723	536,347	26,276	17%
General and administrative expenses	(616,989)	(256,538)	360,451	140.5%
Income before income taxes	400,685	278,828	121,857	43.7%
Income tax expense	(119,366)	(88,497)	30,869	34.9%
Net (loss) income	281,319	190,331	90,988	47.8%

*NM means not meaningful

Revenue. We generated net revenue of $863,124 for the six months ended April 30, 2012 with plantation sales accounting for $653,227, or approximately 75.7% of net revenues and software sales accounting for $209,897, or approximately 24.3% of net revenues. For the same period ended April 30, 2011, we generated net revenue of $1,240,461 with product sales accounting for $752,477, or approximately 60.7% of net revenues, and software sales accounting for $487,984, or approximately 39.3% of net revenues. The decrease in net revenue from our software and product distribution businesses is a direct result of our shift away from these business segments and our focus on our oilseeds business. We expect this trend to continue on a going forward basis.

Cost of Revenue. Our cost of revenue as a percentage of net revenue was approximately 22.4% for the six months ended April 30, 2012, as compared to approximately 56.8% for the same period in 2011. The decrease is primarily attributable to the reduction in our product distribution business. Cost of revenue consisted primarily of the costs related to the palm oil business such as rental on plantation land, material supplies and subcontracting costs incurred for planting, fertilizing and harvesting the palm oil tree. Shipping and handling costs associated with the distribution of fresh fruit bunches to the customers are also included in cost of revenues.

Gross Profit. We achieved a gross profit of $669,723 for the six months ended April 30, 2012, as compared to $536,347 for the same period in 2011. The increase is attributable to the reduction in our product distribution business during the six months ended April 30, 2012.

General and Administrative Expenses (“G&A”). We incurred G&A expenses of $616,989 for the six months ended April 30, 2012, representing an increase of $360,451, as compared to $256,538 for the six months ended April 301, 2011. The increase in G&A is primarily attributable to the marketing expenses incurred to promote our oilseeds business, consultancy fees incurred for uplisting process and fees incurred in connection with our annual shareholders meeting. G&A as a percentage of net revenue was approximately 71,5% for the six months ended April 30, 2012.

Other Income (Expense). We incurred other income of $347,951 for the six months ended April 30, 2012, as compared to an expense of $981 for the six months ended April 30, 2011. The increase in other income is attributable primarily to realized gain on sale of marketable securities of $386,030 and interest income derived from cash held in our brokerage account of $10,458.

Income Tax Expense. We recorded income tax expense of $119,366 for the six months ended April 30, 2012, as compared to $88,497 for the same period ended April 30, 2011. The increase is primarily attributable to the increase in income generated from our operations during the six months ended April 30, 2012.

Liquidity and Capital Resources

Sources of Liquidity. For the six months ended April 30, 2012, we generated net income of $334,965 as compared to a net income of $190,331 for the same period ended April 30, 2011. During the six month period ended April 30, 2012, and up to the date of this Quarterly Report, we have financed our operations through private placements of our common stock as summarized below:

Private Placement Transactions	Gross Proceeds
Sale of 667,780 shares of common stock on 2/16/2012	$2,000,000
Sale of 1,076,000 shares of common stock on 3/6/2012	$3,210,784
Sale of 628,000 shares of common stock on 4/3/2012	1,813,036
Sale of 540,000 shares of common stock on 5/2/2012	1,518,480
Total:	$8,542,300

Net Cash Used in Operating Activities. For the six months ended April 30, 2012, net cash used in operating activities was $329,536, which consisted primarily of net income of $281,319, an increase in income tax payable of 112,644, depreciation of $28,051, and an increase in accrued liabilities and other payables of $19,010, offset by an decrease in deposits and other receivables of $441,492 and realized gain on sale of marketable securities of $386,030.

For the six months ended April 30, 2011, net cash provided by operating activities was $380,273, which consisted primarily of net income of $190,331, a decrease of accounts receivables of $106,506, an increase in income tax payable of $88,497, and depreciation of $17,451 offset by a decrease in accounts payable of $19,525, and a decrease in deposits and other receivables of $10,262.

Net Cash Used in Investing Activities. For the six months ended April 30, 2012, net cash used in investing activities was $1,547,555, consisting primarily of proceeds derived from the sale of marketable securities of $3,114,660, cash held by our newly acquired subsidiary Max Trend International and proceeds from the disposal of plant and equipment of $9,036, offset by the purchase of marketable securities of $2,653,208, payments made on investment deposits of $1,774,961 (which is the deposit made in connection with our anticipated Dunford purchase) and deposits of $406,627 made in connection with our anticipated land purchases in Malaysia.

For the six months ended April 30, 2011, net cash used in investing activities was $1,037,451, $969,022 of which was attributable to the purchase of marketable securities and $68,429 to the purchase of plant and equipment.

Net Cash Provided By Financing Activities. For the six months ended April 30, 2012, net cash provided by financing activities was $8,529,453, consisting proceeds in the amount of $7,023,820 from the sale of our securities and advances from Mr. Wong, our Chief Executive Officer and director in the amount of $5,355, offset by advances to related parties made in connection with the formation of new subsidiaries in the amount of $2,758 and repayment of $4,151 on a finance lease.

For the six months ended April 30, 2011, net cash provided by financing activities was $4,843,544, consisting primarily of $4,800,000 from the sale of our common stock, $47,835 of advances from Mr. Wong, our Chief Executive Officer and director, and offset by repayments of $4,291 on a finance lease.

Funding Requirements. We incurred a conditional obligation of approximately $19.9 million related to the consummation of our real estate purchases. We have paid all amounts due to consummate our palm oil plantation acquisition and expect to acquire VSSB by the end of our third fiscal quarter. We also expect to consummate our real estate acquisitions by the end of the third calendar quarter of 2012.

We also expect our general and administrative expenses to increase as we expand our finance and administrative staff, add infrastructure, and incur additional costs related to being a large accelerated filer, including directors’ and officers’ insurance and increased professional fees.

Our cash balance as of April 30, 2012, was approximately $9.2 million. Consistent with past practice, we hope to obtain the necessary additional financing from our shareholders, executive officers and directors or through external financing. We are currently conducting internal discussions to obtain the necessary financing, however, there can be no assurance that we will be able to obtain sufficient funds on acceptable terms to consummate our real estate acquisitions.

If we fail to consummate the acquisition of our real estate parcels, we will forfeit our deposits of MYR 1,260,000 and 5,500,000. We believe that the net proceeds from our recent private placement transactions, together with our existing cash, will be sufficient to enable us to fund our operating expenses and capital expenditure requirements through the end of calendar 2012 if we are not required to consummate our real estate acquisitions. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect, especially if we acquire one or more businesses or choose to expand our product development efforts more rapidly than we presently anticipate. In addition, we may decide to raise additional funds even before we need them if the conditions for raising capital are favorable. In such event, we may finance our future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. We may also seek to sell additional equity or debt securities or obtain one or more credit facilities. We do not currently have any commitments for future internal or external funding.

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

The condensed consolidated financial statements include the accounts of PGCG and its subsidiaries and VIE. All significant inter-company balances and transactions between the Company and its subsidiaries and VIE have been eliminated upon consolidation. The results of companies acquired are included in the condensed consolidated financial statements from the effective date of acquisition using the acquisition method.

The Company has adopted the Accounting Standards Codification (“ASC”) Topic 810-10-25, “Variable Interest Entities” (“ASC 810-10-25”). ASC 810-10-25 requires a variable interest entity or VIE to be consolidated by the Company if that company is subject to a majority of the risk of loss for the VIE or is entitled to receive a majority of the VIE’s residual returns.

On July 8, 2011, the Company, through VSSB, entered into a Land Purchase Agreement (the “Purchase Agreement”) with an independent third party to purchase four parcels of palm oil plantation land in a purchase price consideration of $8,012,084 (equivalent to MYR24,425,640) with a refundable deposit of $801,208 equal to 10% of its purchase price consideration. Pursuant to the Purchase Agreement, the completion of the purchase transaction is subject to final approval from the local government and local regulatory agency. Also, the Company, through VSSB agreed to lease from the land owner and manage these four parcels of the palm oil plantation land with a monthly rental amount of $12,705 (equivalent to MYR 40,000) for a term of 12 months under an operating lease agreement, subject to automatic termination upon the completion of the Purchase Agreement.

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

With the above agreements, the Company has variable interest of VSSB, through UHT, including its financial interest and demonstrates its ability to control VSSB as a primary beneficiary. Under ASC 810-10-25, VSSB is considered a variable interest entity and its operating results are included in the accompanying condensed consolidated financial statements for the period presented. VSSB incurred an operating loss of $66,901 during the six months ended April 30, 2012.

As of April 30, 2012, the deposit of $801,208 on the land purchase is considered as non-current asset, accordingly. Purchase deposit is recorded when payment is made by the Company. The remaining balances were subsequently settled in May 2012 and the transfer of land title is expected to be completed in the next twelve months.

●	Acquisition loss

Acquisition loss represents the deficit from the calculation based on assumed net liabilities and the purchase price.

At the date of acquisition, the Company has recognized a net loss on the acquisition of Max Trend.

●	Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

The Company maintains cash and cash equivalent balances at a financial institution in Malaysia. As of April 30, 2012, the Company has cash concentration risk of $7,970,752 which is held by Malayan Banking Berhad in Malaysia.

●	Marketable securities, available-for-sale

Marketable securities include equity securities and cash management fund are classified as available-for-sale and are recorded at their fair market values with the corresponding unrealized holding gains or losses, recorded as a separate component of other comprehensive income within stockholders’ equity. The fair value of marketable securities is determined based on quoted market prices at the balance sheet dates. Realized gains and losses are determined by the difference between historical purchase price and gross proceeds received when the marketable securities are sold.

The Company uses quoted prices in active markets for identical assets (consistent with the Level 1 definition in the fair value hierarchy) and other significant observable inputs (consistent with the Level 2 definition in the fair value hierarchy) to measure the fair value of equity securities and cash management fund, respectively, on a recurring basis pursuant to the ASC Topic 820.

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

Deposits on plantation purchase represented refundable deposit payment for the purchase of four parcels of palm oil plantation land, which were interest-free and unsecured. Purchase deposits are recorded when payment is made by the Company and capitalized as fixed assets when the transfer of the land titles is successfully registered in favor of the Company. As of April 30, 2012, the purchase contract has been signed and the transfer of the land titles will be completed in the next twelve months.

●	Plant and equipment

Plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational:

Expected useful life
Office furniture and equipment	10 years
Motor vehicles	5 years
Computer equipment	3 years

Expenditures for maintenance and repairs are expensed as incurred. The gain or loss on the disposal of plant and equipment is the difference between the net sales proceeds and the carrying amount of the relevant assets and is recognized in the statement of operations.

Depreciation expense for the three months ended April 30, 2012 and 2011 was $14,264 and $10,938, respectively.

Depreciation expense for the six months ended April 30, 2012 and 2011 was $28,051 and $17,451, respectively.

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

As of April 30, 2012, the Company has one motor vehicle under finance lease included in plant and equipment with its carrying value of $86,347.

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

Revenues from the provision of maintenance and support service are recognized when service rendered, which consist of technical support and software upgrades and enhancements. The Company generally offers maintenance and support service to its customers for a period of twelve months, free of charge or at a monthly fixed fee. Amounts invoiced or collected in advance from the customers of delivering maintenance and support service is recorded as deferred revenue. Revenue is recognized when the related service is rendered.

(b) Luxury consumer products

The Company earns the revenue from trading of luxury consumer products. Revenue is recognized when title passes to the customer, which is generally when the product is shipped and delivered to the customers, assuming no significant the Company’s obligations remain and the collection of relevant receivables is probable.

(c) Plantation sales

The Company offers two types of plantation products comprising of palm oil products and castor products.

Revenue from the sale of palm oil product is recognized upon confirmation of the weight of fresh fruit bunches and shipment to the customer, when there is persuasive evidence of an arrangement, delivery has occurred and risk of loss has passed, the sales price is fixed or determinable at the date of sale, and collectibility is reasonably assured.

Revenue from castor products includes sale of seeding and rendering of technical know-how under a bundled sales arrangement. The Company adopts ASC 985-20 and allocates the total arrangement fee among each element based on vendor-specific objective evidence of the relative fair value of each of the elements. The Company limits its assessment of fair value of each element to the price charged when the same element is sold separately. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue, assuming collection is probable. Sale of castor oilseeds is recognized when legal title passes to the customer, which is generally upon delivery of oilseeds. Rendering of technical know-how service is recognized when the principal terms of the service agreement are fulfilled and the certificate of satisfaction is confirmed by the customers.

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

For the three and six months ended April 30, 2012 and 2011, the Company did not have any interest and penalties associated with tax positions. As of April 30, 2012, the Company did not have any significant unrecognized uncertain tax positions.

The Company conducts major businesses in Malaysia and China and is subject to tax in its own jurisdiction. As a result of its business activities, the Company will file separate tax returns that are subject to examination by the foreign tax authorities.

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

The reporting currency of the Company is the United States Dollars ("US$") and the accompanying financial statements have been expressed in US$. In addition, the Company’s operating subsidiaries or VIE maintain their books and record in a local currency, MYR or Renminbi (“RMB”), which is functional currency as being the primary currency of the economic environment in which the entity operates.

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

Translation of amounts from the local currencies of the Company into US$ has been made at the following exchange rates for the respective periods:

	April 30,
	2012	2011
Period-end MYR : US$1 exchange rate	3.0486	2.9618
Period-average MYR : US$1 exchange rate	3.0987	3.0731
Period-end RMB : US$1 exchange rate	6.3335	6.4995
Period-average RMB : US$1 exchange rate	6.3380	6.6051

●	Related parties

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

The carrying value of the Company’s financial instruments (excluding obligation under finance lease): cash and cash equivalents, accounts receivable, amounts due from related parties, deposits and other receivables, income tax payable, amount due to a director, amount due to a related party, accrued liabilities and other payables approximate at their fair values because of the short-term nature of these financial instruments.

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

Level 1 : Observable inputs such as quoted prices in active markets;

Level 2 : Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3 : Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions

The following table summarizes information on the fair value measurement of the Company’s assets as of April 30, 2012 grouped by the categories described above:

	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Securities available-for-sale	$3,705,783	$504,391	$-

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

In June 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-05, “Comprehensive Income: Presentation of Comprehensive Income” (“ASU 2011-05”). ASU 2011-05 requires companies to present the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements of net income and other comprehensive income. This statement is effective for interim and annual periods beginning after December 15, 2011. Early adoption is permitted and the amendments in this update will be applied retrospectively. The adoption has not had a material effect on the Company’s financial statements.

ITEM 3                   Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

ITEM 4                   Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures, subject to limitations as noted below, as of April 30, 2012, and during the period prior to and including the date of this report, were effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

Subject to the foregoing disclosure, there were no changes in our internal control over financial reporting that occurred during our last fiscal quarter ended April 30, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A                Risk Factors

None.

ITEM 2                   Unregistered Sales of Equity Securities and Use of Proceeds

On May 3, 2012, we paid the final balance of $7,210,876 necessary to consummate the purchase of our palm oil plantation. We are in the process of registering our interest in the land with the relevant authorities and expect the process to conclude in approximately 3 to 6 months. We anticipate consummating our acquisition of VSSB by our third fiscal quarter.

On May 2, 2012, we filed a Current Report on Form 8-K with the Securities and Exchange Commission disclosing the sale of 540,000 shares of common stock to Weng Kung Wong, our President, Chief Executive Officer and Director, at a per share price of $2.812.

On April 3, 2012, we filed a Current Report on Form 8-K with the Securities and Exchange Commission disclosing the sale of consummated the sale of 628,000 shares of our common stock at a per share price of $2.887 to existing shareholders.

ITEM 3                   Defaults upon Senior Securities

None.

ITEM 4                   (Removed and Reserved)

ITEM 5                   Other Information

None.

ITEM 6                   Exhibits

Exhibit No.	Name of Exhibit
2.1	Articles of Exchange (1)
2.2	Share Exchange Agreement, dated December 6, 2010, by and between Home Touch Holding Company, on the one hand, and Union Hub Technology Sdn. Bhn., Wooi Khang Pua and Kok Wai Chai, on the other hand (2)
2.3	Share Exchange Agreement, dated January 26, 2009, by and between Home Touch Holding Company and Home Touch Limited (3)
3.1	Amended and Restated Articles of Incorporation (1)
3.2	Amended and Restated Bylaws (4)
4.1	Form of common stock certificate (1)
10.1	Tenancy Agreement (Commercial), dated October 29, 2010, by and between Atomic Vision Sdn. Bhd. and Union Hub Technology Sdn. Bhd. (2)
10.2	Memorandum of Understanding, dated August 29, 2011, by and among Wong Weng Kung, Chai Kok Wai and Union Hub Technology Sdn. Bhd. (5)
10.3	Sale and Purchase Agreement (Agricultural Land), dated July 8, 2011, by and between Persiaran Abadi Sdn. Bhd. And Virtual Setup Sdn. Bhd. (5)
10.4	Agreement for Rental of Oil Palm Land, dated July 1, 2011, by and between Persiaran Abadi Sdn. Bhd. And Virtual Setup Sdn. Bhd. (5)
10.5	Memorandum of Understanding For Cooperation In Castor Cultivation, dated December 8, 2011, by and between Prime Global Capital Group Incorporated and Mr. Wichai Samphantharat, Srira Cha Chief District Officer (6)
10.6	Memorandum of Understanding for Investment in Castor Processing Plant Project, dated February 14, 2012, by and between Sinan County Government and Prime Global Capital Group Incorporated (7)
39

10.7	Employment Agreement dated April 21, 2011, by and between Prime Global Capital Group Incorporated and Weng Kung Wong (8)
10.8	Employment Agreement dated April 21, 2011, by and between Prime Global Capital Group Incorporated and Liong Tat Teh (8)
10.9	Employment Agreement dated April 21, 2011, by and between Prime Global Capital Group Incorporated and Sek Fong Wong (8)
10.10	Letter of Appointment dated July 19, 2011, by and between Union Hub Technology Sdn. Bhd. and Weng Kung Wong (9)
10.11	Letter of Appointment dated July 19, 2011, by and between Union Hub Technology Sdn. Bhd. and Liong Tat Teh (9)
10.12	Letter of Appointment dated July 19, 2011, by and between Union Hub Technology Sdn. Bhd. and Sek Fong Wong (9)
21	List of Subsidiaries*
31.1	Certification of Chief Executive Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.*
31.2	Certification of Principal Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document*
101.SCH	XBRL Schema Document*
101.CAL	XBRL Calculation Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*
101.LAB	XBRL Label Linkbase Document*
101.PRE	XBRL Presentation Linkbase Document*

* Filed herewith.

(1)	Incorporated by reference from our Quarterly Report on Form 10-Q filed with the Securities and Exchange on February 22, 2011.
(2)	Incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange on December 7, 2010.
(3)	Incorporated by reference from Amendment No. 2 to our registration statement filed on Form S-1 with the Securities and Exchange Commission on September 2, 2009.
(4)	Incorporated by reference from Exhibit 2 to Preliminary Information Statement on Schedule 14C filed with the Securities and Exchange Commission on December 23, 2010.
(5)	Incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 30, 2011.
(6)	Incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on December 13, 2011.
(7)	Incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 6, 2012.
(8)	Incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 21, 2011.
(9)	Incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 19, 2011.
40

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

	By:	/s/Weng Kung Wong
Weng Kung Wong
Chief Executive Officer

	By:	/s/ Liong Tat Teh
Liong Tat Teh
Date: June 11, 2012		Chief Financial Officer

41