Form 10-Q
period 2012-07-31
PRIME GLOBAL CAPITAL GROUP Inc
filed 2012-09-10
CIK 1462047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 31, 2012

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

As of September 10, 2012, the issuer had outstanding 507,690,393 shares of common stock.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

PRIME GLOBAL CAPITAL GROUP INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JULY 31, 2012 AND OCTOBER 31, 2011

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	July 31, 2012	October 31, 2011
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$2,274,438	$2,592,687
Marketable securities, available-for-sale	7,327,703	3,680,710
Accounts receivable	61,821	27,422
Deposits and other receivables	37,572	95,426

Total current assets	9,701,534	6,396,245

Property, plant and equipment, net	7,874,191	245,723

Other Assets:
Investment on land purchase	3,977,755	–
Deposits on commercial buildings purchase	2,638,012	–
Deposits on plantation purchase	–	795,935
Real Estate Investment deposits	1,728,093	–
TOTAL ASSETS	$25,919,585	$7,437,903

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,488	$9,367
Amount due to a director	5,659,732	182,278
Amount due to a related party	261,657	–
Income tax payable	620,168	675,246
Current portion of obligation under finance lease	8,082	7,411
Accrued liabilities and other payables	245,992	98,270

Total current liabilities	6,803,119	972,572

Long-term liabilities:
Obligation under finance lease	32,107	40,556

Total liabilities	6,835,226	1,013,128

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 100,000,000 shares authorized; no shares issued and outstanding as of July 31, 2012 and October 31, 2011, respectively		–
Common stock, $0.001 par value; 1,000,000,000 shares authorized; 504,702,393 and 500,110,613 shares issued and outstanding, as of July 31, 2012 and October 31, 2011	504,703	500,111
Additional paid-in capital	17,139,857	4,710,149
Accumulated other comprehensive loss	(628,621)	(367,009)
Retained earnings	2,068,420	1,581,524

Total stockholders’ equity	19,084,359	6,424,775

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$25,919,585	$7,437,903

See accompanying notes to condensed consolidated financial statements.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

CONDSEND CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2012 AND 2011

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended July 31,		Nine months ended July 31,
	2012	2011	2012	2011
Revenues, net:
Software business	$4,632	$295,987	$214,529	$783,971
Trading business	–	4,582	–	757,059
Plantation business	548,903	–	1,202,130	–
Total revenues, net	553,535	300,569	1,416,659	1,541,030

Cost of revenues, related party	–	594	–	98,217
Cost of revenues, non related party	49,684	14,170	243,085	620,661
Total cost of revenues	49,684	14,764	243,085	718,878

Gross profit	503,851	285,805	1,173,574	822,152

Operating expenses:
General and administrative	(576,656)	(280,680)	(1,193,645)	(537,218)

(Loss) income from operations	(72,805)	5,125	(20,071)	284,934

Other income (expense):
Dividend income	89,406	–	94,044	–
Realized gain from sale of available-for-sale securities	255,778	8,165	641,808	8,165
Other income	30,954	–	32,398	–
Interest income	4,390	–	14,848	–
Interest expense	(477)	(499)	(1,450)	(1,480)
Net loss on acquisition	–	–	(53,646)	–
Total other income/ (expense)	380,051	7,666	728,002	6,685

Income before income taxes	307,246	12,791	707,931	291,619

Income tax expense	(101,669)	(64,721)	(221,035)	(153,218)

NET INCOME (LOSS)	205,577	$(51,930)	486,896	138,401

Other comprehensive income (loss):
- Unrealized holding (loss) gain on available-for-sale securities	(195,508)	(10,519)	374,900	(10,955)
- Foreign exchange adjustment gain (loss)	(621,230)	(10,807)	(636,512)	161,488

COMPREHENSIVE (LOSS) INCOME	$(611,161)	$(73,256)	225,284	288,934

Net income (loss) per share – Basic and diluted	$0.00 *	$(0.00)*	0.00 *	0.00 *

Weighted average common stock outstanding – Basic and diluted	503,489,949	500,000,003	501,730,418	352,312,966

* Denotes less than $0.01 per share

See accompanying notes to condensed consolidated financial statements.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED JULY 31, 2012 AND 2011

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Nine months ended July 31,
	2012	2011

Cash flows from operating activities:
Net income	$486,896	$138,401
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	41,812	27,400
Dividend income in lieu of stock	–	(1,989)
Deferred tax benefit	–	(458)
Realized gain from sale of available-for-sale securities	(641,808)	(6,176)
Gain on disposal of plant and equipment	(1,434)	–
Net loss on acquisition	53,646	–
Stock based compensation	–	70,000
Changes in operating assets and liabilities:
Accounts receivable	(35,766)	107,155
Deposits and other receivables	55,895	(59,157)
Accounts payable	(1,575)	(117,861)
Income tax payable	(33,797)	153,477
Accrued liabilities and other payables	(12,705)	8,729
Net cash (used in) provided by operating activities	(88,836)	319,521

Cash flows from investing activities:
Purchase of marketable securities	(9,350,736)	(1,856,762)
Proceeds from sale of marketable securities	6,674,466	–
Payment on plantation purchase	(7,046,513)	(799,674)
Acquisition of a subsidiary, net of cash acquired	174,982	–
Payment on land investment deposits	(1,762,984)	–
Payment on land purchase	(4,058,070)	–
Payment on commercial buildings purchase	(2,691,276)	–
Purchase of plant and equipment	(11,360)	(134,100)
Proceeds from disposal of property, plant and equipment	8,975	–
Net cash used in investing activities	(18,062,516)	(2,790,536)

Cash flows from financing activities:
Advance from a director	5,588,383	54,142
Advance from a related party	32,905	–
Payments on finance lease	(6,184)	(6,475)
Proceed from sale of common stock	12,434,300	4,800,000
Net cash provided by financing activities	18,049,404	4,847,667

Foreign currency translation adjustment	(216,301)	85,398

NET CHANGE IN CASH AND CASH EQUIVALENTS	(318,249)	2,462,050
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,592,687	527,189

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,274,438	$2,989,239

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income tax	$254,833	$–
Cash paid for interest	$1,450	$1,480

See accompanying notes to condensed consolidated financial statements.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2012 AND 2011

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE - 1 BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by management in accordance with both accounting principles generally accepted in the United States (“GAAP”), and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and note disclosures normally included in audited financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

In the opinion of management, the consolidated balance sheet as of October 31, 2011 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended July 31, 2012 are not necessarily indicative of the results to be expected for the entire fiscal year ending October 31, 2012 or for any future period.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended October 31, 2011.

NOTE - 2 ORGANIZATION AND BUSINESS BACKGROUND

Prime Global Capital Group Incorporated (“PGCG” or “the Company”) was incorporated in the State of Nevada on January 26, 2009, under the name Home Touch Holding Company. On January 25, 2011, the Company changed its current name.

Currently, the Company, through its subsidiaries, is principally engaged in the operation of a palm oil plantation, provision of IT consulting and programming services, distribution of consumer products and acquisition and development of commercial and residential real estate properties in Malaysia.

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

On December 6, 2010, the Company acquired Union Hub Technology Sdn. Bhd. (“UHT”), a company incorporated under the laws of Malaysia, through a share exchange transaction, or the “Share Exchange”. Pursuant to the Share Exchange, the Company acquired from the UHT shareholders all of the issued and outstanding shares of UHT in exchange for the issuance of 16,500,000 shares of its common stock. As a result of the Share Exchange, UHT became a wholly owned subsidiary of the Company.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2012 AND 2011

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

On January 25, 2011, the Company changed its fiscal year from March 31 to October 31 and increased its authorized capital to 1,000,000,000 shares of common stock and 100,000,000 shares of preferred stock.

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

On December 12, 2011, the board of directors of the Company approved the initiation of the process for listing shares of the Company’s common stock on one or more U.S. national securities exchanges including the NYSE Amex Equities Exchange.

On February 16, 2012, the Company consummated the sale to Mr. Weng Kung Wong, the director and chief executive officer of the Company, of an aggregate of 667,780 shares of its common stock with par value of $0.001, at the market price of $2.995 per share, or $2,000,000 in the aggregate.

On March 6, 2012, the Company consummated the sale to Mr. Weng Kung Wong, the director and chief executive officer of the Company, and an existing shareholder of the Company, of an aggregate of 1,076,000 shares of its common stock with par value of $0.001, at the market price of $2.984 per share, or approximately $3,210,784 in the aggregate.

On April 3, 2012, the Company consummated the sale to three accredited shareholders of the Company, of an aggregate of 628,000 shares of its common stock with par value of $0.001, at the market price of $2.887 per share, or $1,813,036 in the aggregate.

On May 2, 2012, the Company consummated the sale to Mr. Weng Kung Wong, the director and chief executive officer of the Company, of an aggregate of 540,000 shares of its common stock with par value of $0.001, at the market price of $2.812 per share, or $1,518,480 in the aggregate.

On June 26, 2012, the Company consummated the sale to three accredited shareholders of the Company, of an aggregate of 760,000 shares of its common stock with par value of $0.001, at the market price of $2.7 per share, or $2,052,000 in the aggregate.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2012 AND 2011

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

On July 16, 2012, the Company consummated the sale to three accredited shareholders of the Company, of an aggregate of 920,000 shares of its common stock with par value of $0.001, at the market price of $2 per share, or $1,840,000 in the aggregate.

On August 6, 2012, the Company consummated the sale to three accredited shareholders of the Company of an aggregate of 2,988,000 shares of its common stock with par value of $0.001, at a price of $2 per share, or $5,976,000 in the aggregate. The Company has received the net proceeds from the sale of the shares and will use it for general corporate purposes. Mr. Weng Kung Wong, the director and chief executive officer of the Company, participated in the sale and purchased 2,038,000 of the 2,988,000 shares of common stock sold on the same terms and conditions as the other investors.

Summary of the Company’s subsidiaries

	Company name	Place/date of incorporation	Particulars of issued capital	Principal activities

1.	Union Hub Technology Sdn. Bhd. (“UHT”)	Malaysia February 28, 2008	1,000,000 issued shares of ordinary shares of MYR 1 each	Provision of IT consulting and programming services and distributing consumer products

2.	Power Green Investments Limited (“PGIL”)	British Virgin Islands July 13, 2011	1 issued share of US$ 1 each	Inactive operation

3.	PGCG Properties Investment Limited (“PPIL”)	British Virgin Islands September 1, 2011	1 issued share of US$ 1 each	Inactive operation

4.	Virtual Setup Sdn. Bhd. (“VSSB”)	Malaysia July 17, 2010	2 issued shares of ordinary shares of MYR 1 each	Operation of palm oil plantation

5.	PGCG Assets Holdings Sdn. Bhd. (“PGCG Assets”)	Malaysia March 21, 2012	2 issued shares of ordinary shares of MYR 1 each	Investment in land and buildings

6.	PGCG Development Sdn. Bhd. (“PGCG Development”)	Malaysia March 21, 2012	2 issued shares of ordinary shares of MYR 1 each	Inactive operation

7.	PGCG Plantations Sdn. Bhd. (“PGCG Plantation”)	Malaysia October 4, 2011	2 issued shares of ordinary shares of MYR 1 each	Holding company of VSSB

8.	Max Trend International Limited (“Max Trend”)	Hong Kong August 18, 2010	2 issued shares of ordinary shares of HK$ 1 each	Holding company of SMTG

9.	Shenzhen Max Trend Green Energy Company Limited (“SMTG”)	The PRC July 7, 2011	RMB 1,000,000	Castor cultivation and trading

PGCG and its subsidiaries are hereinafter referred to as (the “Company”).

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2012 AND 2011

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE - 3 GOING CONCERN UNCERTAINTIES

The Company’s condensed consolidated financial statements are presented on a going concern basis, which contemplates the continuity of operations and realization of assets and satisfaction of liabilities and commitments in the normal course of business.

The Company has committed and contracted for the acquisition of Dunford Corporation Sdn. Bhd. and the purchase of commercial buildings which are expected to be completed in the next twelve months. As of July 31, 2012, the Company has approximately $2.3 million available cash balance, which may not be sufficient to meet its working capital needs in light of the $42.4 million required to consummate its acquisitions in the coming months. The Company plans to obtain the required funding through an additional capital injection from its shareholders or external financing. However, there can be no assurance that the Company will be able to obtain sufficient funds to meet with its obligations on a timely basis.

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

The condensed consolidated financial statements include the accounts of PGCG and its subsidiaries. All significant inter-company balances and transactions between the Company and its subsidiaries have been eliminated upon consolidation. The results of companies acquired are included in the condensed consolidated financial statements from the effective date of acquisition using the acquisition method.

●	Acquisition loss

Goodwill represents the cost of the acquired businesses in excess of the fair value of identifiable tangible and intangible net assets purchased. The Company generally seeks the assistance of independent valuation experts in determining the fair value of the identifiable tangible and intangible net assets of the acquired business.

The Company tests goodwill for impairment on an annual basis. In this process, the Company relies on a number of factors including operating results, business plans and future cash flows. Recoverability of goodwill is evaluated using a two-step process. The first step involves a comparison of the fair value of a reporting unit with its carrying value. If the carrying amount of the reporting unit exceeds its fair value, the second step of the process involves a comparison of the fair value and carrying value of the goodwill of that reporting unit. If the carrying value of the goodwill of a reporting unit exceeds the fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess. Goodwill of a reporting unit will be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2012 AND 2011

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

At the date of acquisition, April 20, 2012, the Company has recognized a net loss on acquisition of Max Trend.

●	Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

The Company maintains cash and cash equivalent balances at a number of financial institutions in Malaysia, Hong Kong and the People’s Republic of China (“PRC”). As of July 31, 2012, the Company has cash concentration risk of $2,251,258  which is held by financial institutions in Malaysia and the PRC as follow:

Malayan Banking Berhad	$1,222,220
Bank of China	1,029,038
$2,251,258

●	Marketable securities, available-for-sale

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

The Company uses quoted prices in active markets for identical assets (consistent with the Level 1 definition in the fair value hierarchy) to measure the fair value of equity securities on a recurring basis pursuant to the ASC Topic 820.

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

●	Deposit on plantation purchase

Deposit on plantation purchase represented refundable deposit payment for the purchase of four parcels of palm oil plantation land, which were interest-free and unsecured. Purchase deposits are recorded when payment is made by the Company and capitalized as fixed assets when the transfer of the land titles is successfully registered in favor of the Company. As of July 31, 2012, the Company fully paid the purchase price consideration and the transfer of land title is completed on May 25, 2012.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2012 AND 2011

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

●	Property, plant and equipment

Property, plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational:

Expected useful life
Freehold plantation land	Indefinite
Office furniture and equipment	10 years
Motor vehicles	5 years
Computer equipment	3 years

Expenditures for maintenance and repairs are expensed as incurred. The gain or loss on the disposal of plant and equipment is the difference between the net sales proceeds and the carrying amount of the relevant assets and is recognized in the statement of operations.

Depreciation expense for the three months ended July 31, 2012 and 2011 was $13,761 and $9,949, respectively.

Depreciation expense for the nine months ended July 31, 2012 and 2011 was $41,812 and $27,400, respectively.

●	Impairment of long-lived assets

Long-lived assets primarily include property, plant and equipment. In accordance with the provision of ASC Topic 360-10-5, “Impairment or Disposal of Long-Lived Assets”, the Company generally conducts its annual impairment evaluation to its long-lived assets, usually in the fourth quarter of each year, or more frequently if indicators of impairment exist, such as a significant sustained change in the business climate. The recoverability of long-lived assets is measured at the reporting unit level. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There has been no impairment charge for the periods presented.

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

As of July 31, 2012, the Company has one motor vehicle under finance lease included in plant and equipment with a carrying value of $76,346.

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

FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2012 AND 2011

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

FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2012 AND 2011

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

For the three and nine months ended July 31, 2012 and 2011, the Company did not have any interest and penalties associated with tax positions. As of July 31, 2012, the Company did not have any significant unrecognized uncertain tax positions.

The Company conducts major businesses in Malaysia and China and is subject to tax in its own jurisdiction. As a result of its business activities, the Company will file separate tax returns that are subject to examination by the foreign tax authorities.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2012 AND 2011

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

●	Foreign currencies translation

The reporting currency of the Company is the United States Dollar ("US$") and the accompanying financial statements have been expressed in US$. In addition, the Company’s operating subsidiaries maintain their books and record in a local currency, MYR Renminbi (“RMB”) and Hong Kong Dollars (“HK$”), which is functional currency of these operating subsidiaries as being the primary currency of the economic environment in which the entities operate.

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

Translation of amounts from the local currencies of the Company into US$ has been made at the following exchange rates for the respective periods:

	Nine months ended July 31,
	2012	2011
Period-end MYR : US$1 exchange rate	3.1827	2.9666
Period-average MYR : US$1 exchange rate	3.1197	3.0545
Period-end RMB : US$1 exchange rate	6.3257	6.4570
Period-average RMB : US$1 exchange rate	6.3289	6.5635
Period-end HK$ : US$1 exchange rate	7.7560	7.7956
Period-average HK$ : US$1 exchange rate	7.7603	7.7796

●	Related parties

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

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. During the period ended July 31, 2012, the Company operates in three reportable operating segments.

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

FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2012 AND 2011

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Management believes, based on the current market prices for interest rates on similar debt instruments, the fair value of its obligation under finance lease approximates the carrying amount.

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

The following table summarizes information on the fair value measurement of the Company’s assets as of July 31, 2012 grouped by the categories described above:

	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Securities available-for-sale	$7,327,703	$–	$–

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

FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2012 AND 2011

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE - 5 BUSINESS COMBINATION

On April 20, 2012, the Company, through PGIL acquired all of the issued and outstanding securities of Max Trend International Limited, a Hong Kong limited liability company, or Max Trend, for aggregate cash consideration of US$10,000 in accordance with the terms of a Stock Transfer Agreement, or the Stock Transfer Agreement. In connection with the acquisition, the Company assumed a cash balance of approximately US$183,208 and all of Max Trend’s liabilities in the approximate amount of US$191,596, US$179,485 of which are loans made by Max Trend’s director and stockholder Wooi Khang Pua to organize and finance the company.

Max Trend’s wholly owned subsidiary, Shenzhen Max Trend Green Energy Company Limited, or SMTG, is a wholly foreign-owned enterprise under the laws of the People’s Republic of China. The Company intends to develop the business of cultivation and trading of castor in the PRC through the acquisition of Max Trend. SMTG has commenced the business since acquisition and generated revenue and net income for the period ended July 31, 2012.

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

The Company has recognized a net loss of $53,646 on the acquisition of Max Trend for the nine months ended July 31, 2012.

NOTE - 6 INVESTMENT ON LAND PURCHASE

The Company’s subsidiary, PGCG Assets, was the successful bidder at a public auction held on March 30, 2012, in Kuala Lumpur, Malaysia, for 21.8921 hectares (54.10 acres) of vacant development land located in Kuala Lumpur, Malaysia. The land is subject to a 99-year leasehold, expiring July 30, 2100, and was sold for $3,977,755 (MYR12,660,000) on an "As Is Where Is" basis in accordance with the terms of a Memorandum and Conditions of Sale.

On July 26, 2012, PGCG Assets consummated the purchase and fully paid the purchase price of $3,977,755. The transfer of land title is expected to be completed in the next twelve months.

The Company intends to develop the land for commercial and or residential uses.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2012 AND 2011

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE - 7 DEPOSITS ON COMMERCIAL BUILDINGS

		July 31, 2012	October 31, 2011

Deposit on fifteen-story commercial building	(a)	$2,560,719	$–
Deposit on twelve-story commercial building	(b)	77,293	–
Total		$2,638,012	$–

(a) Deposit on fifteen-story commercial building

On June 25, 2012, an Offer Letter, or the “Offer Letter”, issued on behalf of PGCG Assets Holdings Sdn. Bhd., the Company’s wholly owned subsidiary, or PGCG Assets, pursuant to which PGCG Assets, or a designee thereof, offered to purchase a fifteen-story commercial building located in Kuala Lumpur, Malaysia at a purchase price of $25,607,189 (MYR81,500,000), was accepted by the seller.

On August 2, 2012, pursuant to the Offer Letter, PGCG Assets entered into a Sales and Purchase Agreement, or “the CMY Sale and Purchase Agreement”, pursuant to which PGCG Assets agreed to purchase from CMY Assets Sdn. Bhd. the fifteen story commercial building located at Geran 10010, Lot 238 Section 43, Town and District of Kuala Lumpur, Wilayah Persekutuan, Kuala Lumpur, Malaysia at a purchase price of $25,607,189 (MYR 81,500,000). Pursuant to the terms of the CMY Sale and Purchase Agreement, PGCG Assets is obligated to consummate the purchase within four (4) months of the date of the CMY Sale and Purchase Agreement, or “the Completion Date”.  PGCG Assets, however, has the option of extending the Completion Date by one (1) month subject to the payment of interest at the rate of 8% per annum on the unpaid portion of the purchase price for the actual number of days of extension.

If PGCG Assets fail to pay the purchase price or breach any of its undertakings, covenants or warranties, the seller will be entitled to take action for specific performance at PGCG Assets cost and expense and or terminate the CMY Sale and Purchase Agreement. If the seller elects to terminate the CMY Sale and Purchase Agreement, the seller will refund to PGCG Assets all funds previously paid toward the purchase price and PGCG Assets will be required to deliver vacant possession of the property to the seller.

If the seller fails to complete the sale, PGCG Assets will be entitled to terminate the CMY Sale and Purchase Agreementand receive as liquidated damages an amount equal to the Deposit. All funds previously paid will be refunded.

In the event the asset becomes subject to compulsory acquisition by a governmental authority, PGCG Assets will be entitled to terminate the CMY Sale and Purchase Agreementand receive a return of all sums previously paid toward the purchase price.  Alternatively, PGCG Assets may elect to consummate the CMY Sale and Purchase Agreement, in which event, PGCG Assets will be entitled to receive all compensation payable by the government in connection with such compulsory acquisition.

On June 25, 2012, $512,144 (MYR1,630,000) was deposited into escrow as pursuant to the terms of the Offer Letter. On July 30, 2012, PGCG Assets further deposited $2,048,575 (MYR6,520,000) which was 8% of the purchase price.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2012 AND 2011

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

(b) Deposit on twelve-story commercial building

On June 25, 2012, PGCG Assets entered into a binding Confirmation of Salient Terms & Conditions of Sales & Purchase Agreement or “the Confirmation Letter”, to purchase a twelve-story commercial building located in Kuala Lumpur, Malaysia at a purchase price of $3,864,643 (MYR12,300,000).

On August 6, 2012, pursuant to the Confirmation letter, PGCG Assets entered into twelve separate sales and purchase agreement to purchase from FNAC Holdings Sdn. Bhd. each floor of a twelve story commercial building located at Megan Avenue 1, No. 189, Jalan Tun Razak, 50400 Kuala Lumpur, Malaysia at an aggregate purchase price of $3,864,643 (MYR12,300,000) on an “AS IS WHERE IS” basis. The sales and purchase agreements generally contain the same terms and are collectively referred to as the “Megan sales and purchase agreements”. Pursuant to the terms of the Megan sales and purchase agreements, PGCG Assets is obligated to consummate the purchases within three (3) months of the date of the Megan sales and purchase agreements, which date may be extended by a period of 90 days upon payment of interest at the rate of 8% per annum on the unpaid portion of the Purchase Price for the actual number of days of extension.

If PGCG Assets fails to pay the purchase price or breach any provision of the Megan sales and purchase agreements for any reason not attributable to seller, seller will be entitled to terminate the Megan sales and purchase agreements. In such event, the seller shall refund to PGCG Assets all funds previously paid toward the purchase price and PGCG Assets will be required to deliver vacant possession of the property to the seller.

If the seller fails to complete the sale or breaches any provision of the Megan sales and purchase agreements for any reason not attributable to PGCG Assets, PGCG Assets will be entitled to take action for specific performance against the seller at seller’s cost and expense or terminate the Megan sales and purchase agreements and receive as liquidated damages an amount equal to the 10% of the purchase price. If PGCG Assets elect to terminate the Megan sales and purchase agreements, the seller will return all funds previously paid toward the purchase price and PGCG Assets will deliver to the seller vacant passion of the property.

In the event the asset becomes subject to an intended acquisition by the government or any public authority without fault of either party, PGCG Assets will be entitled to terminate the Megan sales and purchase agreements and receive a return of all prior sums paid toward the purchase price. Alternatively, PGCG Assets may elect to consummate the purchase agreement, in which event, PGCG Assets shall be entitled to receive all compensation payable by the government in connection with such compulsory acquisition.

Pursuant to the terms of the Confirmation Letter, 2% of the purchase price equal to $77,293 (equivalent to MYR246,000), was paid on June 25, 2012.

NOTE - 8 INVESTMENT DEPOSITS

On April 18, 2012, the Company’s subsidiary, PGCG Assets, on the one hand, and Ng Ooi Wah and Sim See Hua, or “the Dunford Shareholders”, on the other hand, executed a definitive agreement pursuant to which PGCG Assets agreed to purchase all of the issued and outstanding securities of Dunford Corporation Sdn. Bhd, or Dunford, at a purchase price equal to $17,280,925 (MYR55,000,000), or the “Purchase Price”. Dunford's primary assets consist of two parcels of vacant land located in Selangor, Malaysia, or the Land, and assets related to Dunford's insurance agency and secretarial services businesses.

Pursuant to the terms of the purchase agreement, PGCG Assets is obligated to consummate the purchase within five (5) months of the date of the purchase agreement, or “the Dunford Completion Date ”. PGCG Assets, however, has the option of extending the Dunford Completion Date by one (1) month subject to the payment of interest at the rate of 8% per annum on the unpaid portion of the Purchase Price during the period commencing from the expiration of such five (5) month period until the earlier to occur of the consummation of the purchase transaction or the expiration of the one (1) month extension period. The interest payments must be made in full prior to the expiration of the five (5) month period, and any surplus interest payments remaining after payment in full of the Purchase Price will be refunded to PGCG Assets without interest.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2012 AND 2011

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Of the Purchase Price, there is a balance of $15,552,832 (MYR49,500,000) remaining. PGCG Assets paid the Dunford Shareholders $1,382,474 (MYR4,400,000) upon the execution of the purchase agreement. Together with $345,619 (MYR1,100,000) that was previously paid to the Dunford Shareholders, PGCG Assets has paid an aggregate amount of $1,728,093 (MYR5,500,000) toward the Purchase Price. The balance of the Purchase Price will be released in three tranches as follows:

(i)	a sum sufficient to redeem the Land from encumbrances;
(ii)	a sum sufficient to pay in full certain liabilities of the Company;
(iii)	upon receipt of confirmation from applicable government agencies and creditors of such redemption and payments, a sum sufficient to pay off an advance made by an existing director of Dunford; and
(iv)	the balance to the Dunford Shareholders.

Upon consummation of the securities purchase transaction, all directors and secretaries of Dunford shall appoint nominees of PGCG Assets to serve as directors and officers of Dunford and concurrently resign from their positions with Dunford. The Dunford Shareholders shall have one (1) month from the Dunford Completion Date, or such other extended period as may be agreed upon by the parties, to transfer out of the Company all assets and liabilities related to Dunford's insurance agency and secretary services businesses. The Dunford Shareholders further agree to indemnify PGCG Assets against all liabilities arising from such insurance agency and/or secretarial services businesses.

PGCG Assets is entitled to terminate the purchase agreement upon a breach of the representations, warranties or any other term of the purchase agreement, subject to a 14 working day cure period.  In the event of a termination resulting from a breach by the Dunford Shareholders, the Dunford Shareholders shall be obligated to refund all sum previously paid by PGCG Assets and shall pay to PGCG Assets the sum of $1,728,093 (MYR5,500,000) as liquidated damages.

In the event PGCG Assets fails to pay the Purchase Price or otherwise breaches any material term of the purchase agreement, the Dunford Shareholders shall be entitled, at their discretion, to: (i) specific performance or damages against PGCG Assets, or (ii) terminate the purchase agreement, in which event the Dunford Shareholders shall be entitled to retain $ 1,728,093 (MYR5,500,000) as liquidated damages.  All other sums paid by PGCG Assets shall be refunded to PGCG Assets.

NOTE - 9 MARKETABLE SECURITIES, AVAILABLE-FOR-SALE

	July 31, 2012	October 31, 2011

Investment in equity securities
At original cost	$7,291,837	$4,019,744
Add: unrealized holding gain (loss) on available-for-sales securities	35,866	(339,034)
Total	$7,327,703	$3,680,710

The fair value of marketable securities is determined based on quoted market prices at the balance sheet dates. The Company has an unrealized holding gain of $35,866 as of July 31, 2012.

NOTE - 10 AMOUNT DUE TO A DIRECTOR

As of July 31, 2012, the $5,569,732 amount due to a director represented temporary advances made to the Company by the director and chief executive officer of the Company, Mr. Weng Kung Wong, which was unsecured, interest-free and repayable on demand.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2012 AND 2011

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE - 11 AMOUNT DUE TO A RELATED PARTY

As of July 31, 2012, the $261,657 amount due to a related party represented temporary advances made to the Company by the former shareholder of a subsidiary, Max Trend International Limited, which was unsecured, interest-free and repayable on demand.

NOTE - 12 ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consist of the following:

	July 31, 2012	October 31, 2011

Accrued operating expenses	$83,865	$95,771
Payables for purchase of marketable securities	162,127	–
Advances from third parties	–	652
Deferred revenue	–	1,847
	$245,992	$98,270

NOTE - 13 OBLIGATION UNDER FINANCE LEASE

The Company purchased motor vehicle under a finance lease agreement with the effective interest rate of 6.58% per annum, due through July 21, 2017, with principal and interest payable monthly. The obligation under the finance lease is as follows:

	July 31, 2012	October 31, 2011

Finance lease	$42,084	$49,939
Less: interest expense	(1,895)	(1,972)

Net present value of finance lease	$40,189	$47,967

Current portion	$8,082	$7,411
Non-current portion	32,107	40,556

Total	$40,189	$47,967

As of July 31, 2012, the maturities of the finance lease for each of the five years are as follows:

Years ending July 31:
2013	$8,082
2014	8,082
2015	8,082
2016	8,082
2017	7,861

Total	$40,189

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2012 AND 2011

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE - 14 INCOME TAXES

The local (United States) and foreign components of (loss) income before income taxes were comprised of the following:

	Nine months ended July 31,
	2012	2011

Tax jurisdictions from:
– Local	$(381,556)	$(332,819)
– Foreign, representing
BVI	(53,646)	–
Malaysia	206,651	624,438
Hong Kong	(1,325)	–
The PRC	937,807	–
Income before income taxes	$707,931	$291,619

Provision for income taxes consisted of the following:

	Nine months ended July 31,
	2012	2011
Current:
– Local	$–	$–
– Foreign, representing
Malaysia	–	153,677
Hong Kong	–	–
The PRC	221,035	–

Deferred:
– Local	–	–
– Foreign, representing		–
Malaysia	–	(459)
Hong Kong	–	–
The PRC	–	–
Income tax expense	$221,035	$153,218

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. During the periods presented, the Company has subsidiaries that operate in Malaysia, Hong Kong and the PRC that are subject to tax in the jurisdictions in which they operate, as follows:

United States of America

PGCG is registered in the State of Nevada and is subject to United States of America tax law. As of July 31, 2012, the operations in the United States of America incurred $816,536 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2032, if unutilized. The Company has provided for a full valuation allowance of $277,622 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2012 AND 2011

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

British Virgin Islands

Under the current BVI law, PGIL and PPIL are not subject to tax on income. For the nine months ended July 31, 2012, PGIL incurred a loss of $53,646.

Hong Kong

Max Trend is subject to Hong Kong Profits Tax, which is charged at the statutory income rate of 16.5% on its assessable income. For the nine months ended July 31, 2012, Max Trend incurred an operating loss of $1,325 for income tax purposes. The Company has provided for a full valuation allowance against the deferred tax assets of $219 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The People’s Republic of China

SMTG is subject to the Corporate Income Tax governed by the Income Tax Law of the People’s Republic of China with a unified statutory income tax rate of 25%. A reconciliation of income before income taxes to the effective tax rate as follows:

	Nine months ended July 31,
	2012	2011

Income before income taxes	$937,807	$–
Statutory income tax rate	25%	25%
Income tax at statutory tax rate	234,452	–
Tax effect of non-taxable income	(3,950)	–
Net operating loss carryforwards	(9,467)	–
Income tax expense	$221,035	$–

Malaysia

UHT, VSSB, PGCG Assets, PGGC Plantation and PGCG Development are subject to the Malaysia Corporate Tax Laws at a progressive income tax rate starting from 20% on the assessable income for its tax year. A reconciliation of income before income taxes to the effective tax rate as follows:

	Nine months ended July 31,
	2012	2011

Income before income taxes	$206,651	$624,438
Statutory income tax rate	20%	20%
Income tax at statutory tax rate	41,330	124,888
Tax effect of non-deductible expenses	50,957	2,944
Tax effect of non-taxable income	(150,303)	(1,633)
Tax effect of depreciation allowance recognized as deferred tax assets	–	(459)
Tax effect of tax allowances	–	27,478
Net operating loss	58,016	–
Income tax expense	$–	$153,218

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2012 AND 2011

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of July 31, 2012 and October 31, 2011:

	July 31, 2012		October 31, 2011
Deferred tax assets:
Net operating loss carryforwards	$		$
– Local		277,602		147,893
– Hong Kong		219		–
		277,821		147,893
Less: valuation allowance		(277,821)		(147,893)
Deferred tax assets		$–		$–

Management believes that it is more likely than not that the deferred tax assets will not be fully realizable in the future. Accordingly, the Company provided for a full valuation allowance against its deferred tax assets of $277,821 as of July 31, 2012. During the nine months ended July 31, 2012, the valuation allowance increased by $129,928, primarily relating to net operating loss carryforwards from the local tax regime.

NOTE - 15 STOCKHOLDERS’ EQUITY

On February 16, 2012, the Company consummated the sale to Mr. Weng Kung Wong, the director and chief executive officer of the Company, of an aggregate of 667,780 shares of its common stock with par value of $0.001, at a market price of $2.995 per share, or $2,000,000 in the aggregate.

On March 6, 2012, the Company consummated the sale to Mr. Weng Kung Wong, the director and chief executive officer of the Company, and an existing shareholder of the Company, of an aggregate of 1,076,000 shares of its common stock with par value of $0.001, at a market price of $2.984 per share, or approximately $3,210,784 in the aggregate.

On April 3, 2012, the Company consummated the sale to three accredited shareholders of the Company, of an aggregate of 628,000 shares of its common stock with par value of $0.001, at a market price of $2.887 per share, or $1,813,036 in the aggregate.

On May 2, 2012, the Company consummated the sale to Mr. Weng Kung Wong, the director and chief executive officer of the Company, of an aggregate of 540,000 shares of its common stock with par value of $0.001, at a market price of $2.812 per share, or $1,518,480 in the aggregate.

On June 26, 2012, the Company consummated the sale to three accredited shareholders of the Company, of an aggregate of 760,000 shares of its common stock with par value of $0.001, at a market price of $2.70 per share, or $2,052,000 in the aggregate.

On July 16, 2012, the Company consummated the sale to three accredited shareholders of the Company, of an aggregate of 920,000 shares of its common stock with par value of $0.001, at a market price of $2 per share, or $1,840,000 in the aggregate.

As of July 31, 2012, the number of shares of the Company’s common stock issued and outstanding is 504,702,393 shares. There are no shares of preferred stock issued and outstanding.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2012 AND 2011

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE - 16 RELATED PARTY TRANSACTIONS

For the nine months ended July 31, 2012 and 2011, the Company leased an office premise at the current market value of $7,212 and $6,742 from a related company, respectively, which is controlled by the director and chief executive officer of the Company, Mr. Weng Kung Wong in the normal course of business.

For the nine months ended July 31, 2011, the Company purchased software products at the current market value of $98,217 from a related company, which is controlled by the director of UHT, Mr. Chai Kok Wai in the normal course of business.

All of these related party transactions are generally transacted in an arm-length basis at the current market value in the normal course of business.

NOTE - 17 SEGMENT INFORMATION

(a) Business Segment Reporting

The Company operates three reportable business segments in Malaysia and the PRC, as defined by ASC Topic 280:

●	Software business – sale of software products and website development
●	Trading business – trading of luxury consumer products
●	Plantation business – sale of palm oil products and oilseed

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 4). The Company had no inter-segment sales for the periods presented. Summarized financial information concerning the Company’s reportable segments is shown as below:

	Three months ended July 31,
	2012	2011
Revenues, net
- Software business	$4,632	$295,987
- Trading business	–	4,582
- Plantation business	548,903	–
Total revenues, net	$553,535	$300,569

Cost of revenues
- Software business	$14,701	$11,152
- Trading business	–	3,612
- Plantation business	34,983	–
Total cost of revenues	$49,684	$14,764
Gross profit	503,851	285,805
Depreciation	13,761	9,949
Net income (loss)	205,577	(51,930)
Total assets	25,922,287	6,064,279
Expenditure for long-lived assets	$13,389,155	$933,774

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2012 AND 2011

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Nine months ended July 31,
	2012	2011
Revenues, net
- Software business	$214,529	$783,971
- Trading business	–	757,059
- Plantation business	1,202,130	–
Total revenues, net	$1,416,659	$1,541,030

Cost of revenues
- Software business	$28,352	$122,084
- Trading business	–	596,794
- Plantation business	214,733	–
Total cost of revenues	$243,085	$718,878
Gross profit	1,173,574	822,152
Depreciation	41,812	27,400
Net income	486,896	138,401
Total assets	25,922,287	6,064,279
Expenditure for long-lived assets	$13,807,219	$933,744

(b) Geographic Segment Reporting

In respect of geographical segment reporting, sales are based on the countries in which the customer is located, as follows:

	Three months ended July 31,
	2012	2011
Revenues, net
Malaysia	$90,544	$300,569
The PRC	462,991	–
Total revenues, net	$553,535	$300,569

	Nine months ended July 31,
	2012	2011
Revenues, net
Malaysia	$386,594	$1,541,030
The PRC	1,030,065	–
Total revenues, net	$1,416,659	$1,541,030

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2012 AND 2011

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE - 18 CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a) Major customers

For the three and nine months ended July 31, 2012, certain customers accounted for 10% or more of the Company’s revenues as follows:

		Three months ended July 31, 2012		July 31, 2012
	Business segment	Revenues	Percentage of revenues	Trade accounts Receivable
Customer A	Plantation	$462,991	84%	$15,809
Customer B	Plantation	85,912	15%	33,758
Total:		$548,903	99%	$49,567

		Nine months ended July 31, 2012		July 31, 2012
	Business segment	Revenues	Percentage of revenues	Trade accounts Receivable
Customer C	Plantation	$566,795	40%	$–
Customer A	Plantation	463,270	33%	15,809
Customer D	Software	212,712	15%	12,254
Customer B	Plantation	172,065	12%	33,758
Total:		$1,414,842	100%	$61,821

For the three and nine months ended July 31, 2011, certain customers accounted for 10% or more of the Company’s revenues as follows:

		Three months ended July 31, 2011		July 31, 2011
	Business segment	Revenues	Percentage of revenues	Trade accounts Receivable
Customer E	Software	$97,497	33%	$–
Customer F	Software	97,497	33%	–
Customer G	Software	97,497	33%	–
Total:		$292,491	99%	$–

		Nine months ended July 31, 2011		July 31, 2011
	Business segment	Revenues	Percentage of revenues	Trade accounts Receivable
Customer H	Trading	$757,059	49%	$–
Customer I	Software	490,497	32%	–
Total:		$1,247,556	81%	$–

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2012 AND 2011

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

(b) Major vendors

For the three and nine months ended July 31, 2012, certain vendors accounted for 10% or more of the Company’s purchases as follows:

	Three months ended July 31, 2012		July 31, 2012
	Purchase	Percentage of purchase	Trade accounts Payable

Vendor A	$14,701	30%	$–
Vendor B	10,752	22%	–
Vendor C	10,180	20%	7,488
Total:	$35,633	72%	$7,488

	Nine months ended July 31, 2012		July 31, 2012
	Purchase	Percentage of purchase	Trade accounts Payable

Vendor D	$80,653	33%	$–
Vendor E	47,401	19%	–
Vendor B	32,439	13%	–
Vendor A	28,352	12%	–
Total:	$188,845	77%	$–

For the three months ended July 31, 2011, there was no single vendor who accounted for 10% or more of the Company’s purchases.

For the nine months ended July 31, 2011, certain vendors accounted for 10% or more of the Company’s purchases as follows:

	Nine months ended July 31, 2011		July 31, 2011
	Purchase	Percentage of purchase	Trade accounts Payable

Vendor F	$446,191	62%	$–
Vendor G	150,603	21%	–
Vendor H, related party	98,217	14%	–
Total:	$695,011	97%	$–

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

FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2012 AND 2011

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

(d) Exchange rate risk

The reporting currency of the Company is US$, to date the majority of the revenues and costs are denominated in MYR and RMB and a significant portion of the assets and liabilities are denominated in MYR and RMB. As a result, the Company is exposed to foreign exchange risk as its revenues and results of operations may be affected by fluctuations in the exchange rate between US$, MYR and RMB. If MYR and RMB depreciates against US$, the value of MYR and RMB revenues and assets as expressed in US$ financial statements will decline. The Company does not hold any derivative or other financial instruments that expose it to substantial market risk.

(e) Economic and political risks

Substantially all of the Company’s services are conducted in Malaysia, the PRC and Asian region. The Company’s operations are subject to various political, economic, and other risks and uncertainties inherent in Malaysia. Among other risks, the Company’s operations are subject to the risks of restrictions on transfer of funds; export duties, quotas, and embargoes; domestic and international customs and tariffs; changing taxation policies; foreign exchange restrictions; and political conditions and governmental regulations in Malaysia.

The Company's operations in the PRC are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environment and foreign currency exchange. The Company's results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances abroad, and rates and methods of taxation.

NOTE - 19 COMMITMENTS AND CONTINGENCIES

(a) Operating lease commitment

The Company leases certain office premises and staff quarters under operating leases that expire at various dates through 2012. The leases, which cover periods from one to two years, generally provide for renewal options at specified rental amounts.

Aggregate rent expenses for the three months ended July 31, 2012 and 2011 were $3,725 and $15,770, respectively.

Aggregate rent expenses for the nine months ended July 31, 2012 and 2011 were $87,142 and $19,838, respectively.

As of July 31, 2012, the Company has future minimum rental payments of $6,683 for office premise due under various operating leases in the next twelve months.

(b) Capital commitment

As of July 31, 2012, the Company has future contingent payment of $15.6 million under the conditional purchase contract relating to the acquisition of Dunford Corporation Sdn. Bhd. within six months of April 18, 2012. Management anticipates the completion of the acquisition in the next twelve months.

As of July 31, 2012, the Company also has future contingent payment of $26.8 million under two conditional purchase contracts relating to the purchase of commercial buildings within six months of July 23, 2012 and July 25, 2012, respectively. Management anticipates the completion of the acquisition in the next twelve months.

As of July 31, 2012, the Company has the following capital commitments:

Acquisition of Dunford Corporation Sdn. Bhd.	$15.6	million
Purchase of fifteen story commercial building	23.1	million
Purchase of twelve story commercial building	3.7	million
Total	$47.4	million

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2012 AND 2011

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE - 20 SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were issued and filed with this Form 10-Q, except for the following events.

On August 6, 2012, the Company consummated the sale to three accredited shareholders of the Company of an aggregate of 2,988,000 shares of its common stock with par value of $0.001, at a price of $2 per share, or $5,976,000 in the aggregate. The Company has received the net proceeds from the sale of the shares and will use it for general corporate purposes. Mr. Weng Kung Wong, the director and chief executive officer of the Company, participated in the sale and purchased 2,038,000 of the 2,988,000 shares of common stock sold on the same terms and conditions as the other investors.

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

Overview

History

We were incorporated in the state of Nevada on January 26, 2009, to serve as a holding company for our former smart home business, which was conducted through our former subsidiary, Home Touch Limited, a Hong Kong Special Administrative Region of China corporation, or “HTL”. We acquired HTL on January 26, 2009, through a share exchange transaction in which we exchanged 40,000,000 shares of our Common Stock for 10,000 shares of HTL common stock. HTL was originally organized under the name Lexing Group Limited in July 2004 and was renamed Home Touch Limited in 2005.

On July 15, 2010, we completed a 1-for-20 reverse stock split, or the Reverse Split, of all issued and our outstanding shares of Common Stock in connection with our plans to attract additional financing and potential business opportunities. As a result of the Reverse Split, our issued and outstanding shares decreased from 40,000,000 to 2,000,000.

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

On December 6, 2010, we acquired Union Hub Technology Sdn. Bhd., or “UHT”, a company organized under the laws of Malaysia that was engaged in the design, development and operation of technologies to enable a community of users to engage in social networking, research and e-commerce on a mobile platform, or the m-commerce business, in consideration of 16,500,000 shares of our common stock, par value $0.001 per share. Wooi Khang Pua and Kok Wai Chai, the former shareholders of UHT, are current directors of UHT, and each beneficially owns 4.98% of our issued and outstanding common stock.

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

Transition to Oilseeds Business and Scale Back of M-Commerce Business

Our initial business plan broadly encompassed the development, distribution and operation of mobile and online social networking, ecommerce and search products and services. However, as a result of the challenges we experienced in implementing our m-commerce business plan, we began seeking business opportunities in the oilseeds industry in fiscal year 2011 with a specific focus on the acquisition, lease or management of existing castor seed and oil palm plantations located in Asia. In August 2011, we entered into a binding Memorandum of Understanding to acquire a mature palm oil plantation through the acquisition of VSSB. On May 29, 2012, we consummated our acquisition of VSSB and the palm oil plantation and VSSB became our wholly owned subsidiary.

We also entered into a trial planting arrangement with Srira Cha province, Thailand, for the cultivation of castor plants in December 2011. Upon a successful trial planting, we anticipate entering into a five year contract farming arrangement with Srira Cha province involving up to 500,000 Rai of land with the goal of building and operating two castor processing plants during such five year period. We hope to commence trial planting by the first quarter of 2013.

We also acquired for nominal consideration a dormant company Max Trend International Limited, a Hong Kong limited liability company, or Max Trend. Max Trend owns Shenzhen Max Trend Green Energy Company Limited, a wholly foreign owned enterprise under the laws of the People’s Republic of China, or SMTG, which is also dormant. SMTG began operations during the quarter ended July 31, 2012 and sells castor seeding and provides technical know-how under a bundled sales arrangement.

We scaled back our m-commerce activities except for the provision of IT consulting, programming and website development services related to software previously sold. We expect to continue to engage in limited after sales consulting/website development activities and to engage in future sales activities only if such opportunities become readily available.

We expect to continue distributing consumer goods only if such opportunities become readily available.  We do not expect to invest significantly in our consumer product distribution operations and, accordingly, have not generated any revenue from this business segment during the nine months ended July 31, 2012.

Our Real Estate Business

In March 2012, we began our real estate business operations which consist of the acquisition, development, management, operation and sale of commercial and residential real estate properties located in Malaysia, primarily in Kuala Lumpur and Selangor. We anticipate generating revenues from sales of developed properties and from rental income from our commercial properties. Developed property sales can include condominium units, individual villas and bungalows at our future Shah Alam 2 Eco Residential development project and Bandar Sungai Long High Grade Villas development project located in Selangor, Malaysia. We may also sell properties under development, undeveloped properties or commercial properties, if opportunities arise that we believe will maximize overall asset values.

Recent Acquisitions and Anticipated Purchases

On July 26, 2012, PGCG Assets Holdings Sdn. Bhd., (a wholly owned subsidiary of our wholly owned subsidiary Union Hub Technology Sdn. Bhd.), or PGCG Assets, consummated the purchase of 21.8921 hectares (54.10 acres) of vacant development land located in Selangor, Malaysia, or the Land. PCGC Assets was the successful bidder at a public auction held on March 30, 2012, in Kuala Lumpur, Malaysia, for the Land, which was acquired on an “As Is Where Is” basis. The land is subject to a 99-year leasehold, expiring July 30, 2100, and was sold for MYR12,660,000.

In April 2012, we agreed to acquire Dunford Corporation Sdn. Bhd., or Dunford, for MYR55,000,000. Dunford’s primary assets consist of two parcels of undeveloped land located in Selangor, Malaysia aggregating approximately 31 acres (the “Dunford Parcels”) and assets related to Dunford’s insurance agency and secretarial services businesses. On or prior to the consummation of the acquisition, we expect the insurance agency and secretarial services business to be transferred out of Dunford or otherwise disposed. We intend to develop the Dunford Parcels land for commercial and residential purposes and hope to consummate this purchase by the end of calendar year 2012.

In August 2012, we executed Sales and Purchase Agreements to purchase a 15 story commercial building located at Geran 10010, Lot 238 Section 43, Town and District of Kuala Lumpur, Wilayah Persekutuan, Kuala Lumpur, Malaysia at a purchase price of US MYR81,500,000 and a 12 story commercial building located at Megan Avenue 1, No. 189, Jalan Tun Razak, 50400 Kuala Lumpur, Malaysia at an aggregate purchase price of US MYR12,300,000. We expect to consummate these purchases within the next six months .

Shah Alam 2 Eco Residential Development

Our initial project will be the development of the Land into the Shah Alam 2 Eco Residential Development Project. Currently, no infrastructure or development work has begun on the property. There is no assurance that the undeveloped acreage will be developed because of the nature and cost of the approval and development process and market demand for a particular use.

Shah Alam 2 is an existing third party development covering 1,163 acres of prime land within Bandar Puncak Alam. It is located in Selangor in the burgeoning Klang Valley area in which Malaysia’s capital is also situated. Upon completion, it  is anticipated to be an integrated and self-contained township approximately 10 times the size of Subang Jaya, one of Malaysia’s most celebrated suburb, with a population of approximately 500,000. We believe that Shah Alam 2 may rival even Shah Alam, the Selangor state capital, in terms of size and dynamism.

Our project, the Shah Alam 2 Eco Residential Development Project, will be located within the Shah Alam 2 development. Encompassing 54.1 acres, our project will feature garden view bungalows, semi-detached villas, high-end condominiums and commercial areas with an environment-friendly theme emphasizing the importance of a sustainable lifestyle. We intend to devote up to 50% of the project’s land area to trees and parks for an anticipated greening rate of approximately 50%.

Types of properties	Block(s)	Floor(s)/ Units per floor / Land size	Total Units	Built-up area Per Unit ( sq. ft.)
High-end condominiums	3 Blocks	8 floors per block 10 Units per floor	240	1,200
Luxury Duplex floor	3 Blocks	2 floors per block 10 units per floor	60	2,400
Shop lots	30 Blocks	3 floors per block	90	3,400
Semi-detached villa	NA	40’x80’	250	4,000
Garden villa	NA	70’x100’	70	6,000
Garden view bungalows	NA	70’x100’	30	7,000

We have commenced development planning and intend to commence Phase I of Land development in early 2013 with completion occurring in 2017. Upon completion, we expect our Shah Alam 2 Eco Residential Development project to comprise the following types of properties:

Bandar Sungai Long High Grade Villas Community

Upon consummation of the acquisition of the Dunford Parcels, we intend to develop the parcels into the Bandar Sungai Long High Grade Villas Community. We have begun initial development planning and hope to obtain the development order by the first quarter of calendar year 2013 with completion to occur in 2015. Currently, no infrastructure or development work has begun on the property. There is no assurance that the undeveloped acreage will be developed because of the nature and cost of the approval and development process and market demand for a particular use.

Bandar Sungai Long High Grade Villas Community will feature 3½-story stand-alone hilltop villas located in a gated community consisting of approximately 32 acres of manicured land. These architectural masterpieces will have freehold status and their proud owners will be delighted by the panoramic hilltop views. We intend to devote up to 45% of the project’s land area to trees and parks for an anticipated greening rate of approximately 45%.

Upon completion, we expect the Bandar Sungai Long High Grade Villas Community to include the following types of properties:

Types of properties	Land Size	Total Units	Built-up area (per sq. ft.)
31/2 floor stand alone garden villa	70’x100’	150	6,500

Deferral of Uplisting Process and Transition to Large Accelerated Filer Status

On December 12, 2011, our board of directors approved, authorized and directed our officers to initiate the process for listing shares of the Company’s common stock on one or more U.S. national securities exchanges including the NYSE Amex Equities Exchange. In light of our recent real estate acquisitions and development plans, we anticipate deferring implementation of our uplisting plans until the end of calendar year 2013 to allow us to focus on implementing our business plan.

As of April 30, 2012, we became a large accelerated filer.

Results of Operations

In response to our challenges in implementing our m-commerce business plan, we began our oilseeds and real estate businesses and scaled back our m-commerce activities except for the provision of IT consulting, programming and website development services related to software previously sold. To date, we have acquired a parcel of vacant land in Malaysia and are parties to agreements to acquire two commercial buildings and an additional 31 acres of vacant land in Malaysia. We will require approximately $42.4 million, however, to consummate our real estate purchases. As of July 31, 2012, our cash balance was approximately $2.3 million. As a result of our capital commitments, there is a substantial doubt about our ability to continue as a going concern.

Going forward, we expect to continue providing after sales consulting/website development services on a limited basis. We may also engage in future sales of software products and consumer goods only if such opportunities become readily available. We do not expect to invest significantly in our software or consumer product distribution businesses.

During the three and nine months ended July 31, 2012, we did not generate revenue from our distribution business and derived all of our revenue from: (i) the provision of after sales IT consulting, programming and website development services; and (ii) our oilseeds business. We have not yet generated revenue from our real estate business.

We expect this trend to continue until such time as we can generate revenue from our real estate business. If we are not able to replace the lost income from our software and consumer goods distribution businesses through our oilseeds and real estate businesses, our revenues, operating results and financial condition may be materially and adversely affected. In fiscal year ended October 31, 2011, software and consumer goods sales accounted for approximately 77% and 20% of our total net revenue.

Comparison of the three months ended July 31, 2012 to the three months ended July 31, 2011

The following table shows our revenues by type for the three months ended July 31, 2012, compared to the three months ended July 31, 2011.

	For the Three Months Ended July 31,		$	%
	2012	2011	Change	Change
Net Revenues	$553,535	$300,569	$252,966	84.2%
Software sales	4,632	295,987	(291,355)	(98.4%)
Product sales	–	4,582	(4,582)	(100%)
Plantation sales	548,903	–	548,903	–
Total cost of revenue	49,684	14,764	34,920	236.5%
Related party	–	594	(594)	(100%)
Unrelated party	49,684	14,170	35,514	250.6%
Gross profit	503,851	285,805	218,046	76.3%
General and administrative expenses	(576,656)	(280,680)	(295,976)	105.4%
Income before income taxes	307,246	12,791	294,455	2302%
Income tax expense	(101,669)	(64,721)	(36,948)	57.1%
Net income (Loss)	205,577	(51,930)	257,507	495.9%

*NM means not meaningful

Our m-commerce and consumer distribution products businesses are operated through UHT. Our oilseeds business is operated through Virtual Setup Sdn. Bhd., or VSSB, and SMTG. Our real estate business is operated through PGCG Assets Holdings Sdn. Bhd., a wholly owned subsidiary of UHT.

Revenue. We generated net revenue of $553,535 for the three months ended July 31, 2012 with plantation sales accounting for $548,903, or approximately 99.2% of net revenues, and software sales accounting for $4,632, or approximately 0.8% of net revenues. For the same period ended July 31, 2011, we generated net revenue of $300,569 with software sales accounting for $295,987, or approximately 98.5% of net revenues, and product sales accounting for $4,582, or approximately 1.5% of net revenues. The decrease in net revenue from our software and product distribution businesses is a direct result of our shift in focus from the software and product distribution business segments to our oilseeds and real estate businesses. We expect this trend to continue in the future.

Cost of Revenue. Our cost of revenue as a percentage of net revenue was approximately 9% for the three months ended July 31, 2012, as compared to approximately 4.9% for the same period in 2011. The increase is primarily attributable to the operations of our oilseeds business. Cost of revenue consisted primarily of the costs related to the palm oil business such as rental on plantation land, material supplies and subcontracting costs incurred for planting, fertilizing and harvesting the palm oil tree. Shipping and handling costs associated with the distribution of fresh fruit bunches to the customers are also included in cost of revenues. We expect our cost of revenue to increase in the near future as we enter into harvest season and begin distribution of castor seeds.

Gross Profit. We achieved a gross profit of $503,851 for the three months ended July 31, 2012, as compared to $285,805 for the same period in 2011. The increase is attributable to the increase in revenues generated by our oilseeds business during the three months ended July 31, 2012.

General and Administrative Expenses (“G&A”). We incurred G&A expenses of $576,656 for the three months ended July 31, 2012, representing an increase of $295,976, or approximately 105.4%, as compared to $280,680 for the three months ended July 31, 2011. The increase in G&A is primarily attributable to nonrecurring fees incurred in connection with the acquisition of our palm oil plantation of approximately $250,000  and an increase in professional and consulting fees and salaries.

Other Income (Expense). We incurred other income of $307,246 for the three months ended July 31, 2012, as compared to $12,791 for the three months ended July 31, 2011. The increase in other income is attributable primarily to realized gain on sale of marketable securities of $255,778, dividend income of $89,406, other income of $30,954 consisting primarily of commission and rental income from our palm oil plantation  and interest income of $4,390 derived from cash held in our brokerage account, offset by interest expense of $477.

Income Tax Expense. We recorded income tax expense of $101,669 for the three months ended July 31, 2012, as compared to $64,721 for the same period ended July 31, 2011. The increase is primarily attributable to the increase in revenue generated from our operations during the three months ended July 31, 2012.

Comparison of the nine months ended July 31, 2012 to the nine months ended July 31, 2011

The following table shows our revenues by type for the nine months ended July 31, 2012, compared to the nine months ended July 31, 2011.

	For the Nine Months Ended July 31,		$	%
	2012	2011	Change	Change
Net Revenues	$1,416,659	$1,541,030	$(124,371)	(8.1%)
Software sales	214,529	783,971	(569,442)	(72.6%)
Product sales	–	757,059	(757,059)	(100%)
Plantation sales	1,202,130	–	1,202,130	–
Total cost of revenue	243,085	718,878	(475,793)	(66.2%)
Related party	–	98,217	(98,217)	(100%)
Unrelated party	243,085	620,661	(377,576)	(60.8%)
Gross profit	1,173,574	822,152	351,422	42.7%
General and administrative expenses	(1,193,645)	(537,218)	(656,427)	122.2%
Income before income taxes	707,931	291,619	416,312	142.8%
Income tax expense	(221,035)	(153,218)	(67,817)	44.3%
Net (loss) income	486,896	138,401	348,495	251.8%

*NM means not meaningful

Revenue. We generated net revenue of $1,416,659 for the nine months ended July 31, 2012 with plantation sales accounting for $1,202,130, or approximately 84.9% of net revenues and software sales accounting for $214,529, or approximately 15.1% of net revenues. For the same period ended July 31, 2011, we generated net revenue of $1,541,030 with software sales accounting for $783,971, or approximately 50.9% of net revenues, and product sales accounting for $757,059, or approximately 49.1% of net revenues. The decrease in net revenue from our software and product distribution businesses is a direct result of our shift in focus from the software and product distribution business segments to our oilseeds and real estate businesses. We expect this trend to continue in the future.

Cost of Revenue. Our cost of revenue as a percentage of net revenue was approximately 17.2% for the nine months ended July 31, 2012, as compared to approximately 46.6% for the same period in 2011. The decrease is primarily attributable to the reduction in our product distribution business. Cost of revenue consisted primarily of the costs related to the palm oil business such as rental on plantation land, material supplies and subcontracting costs incurred for planting, fertilizing and harvesting the palm oil tree. Shipping and handling costs associated with the distribution of fresh fruit bunches to the customers are also included in cost of revenues.

Gross Profit. We achieved a gross profit of $1,173,574 for the nine months ended July 31, 2012, as compared to $822,152 for the same period in 2011. The increase is attributable to the increase in revenues generated by our oilseeds business during the nine months ended July 31, 2012.

General and Administrative Expenses (“G&A”). We incurred G&A expenses of $1,193,645 for the nine months ended July 31, 2012, representing an increase of $656,427, or approximately 122.2%, as compared to $537,218 for the nine months ended July 31, 2011. The increase in G&A is primarily attributable to nonrecurring fees incurred in connection with the acquisition of our palm oil plantation of approximately $250,000, an increase in professional and consulting fees and salaries, marketing expenses incurred to promote our oilseeds business, consultancy fees incurred for uplisting process and fees incurred in connection with our annual shareholders meeting.

Other Income (Expense). We incurred other income of $707,931 for the nine months ended July 31, 2012, as compared to $291,619 for the nine months ended July 31, 2011. The increase in other income is attributable primarily to realized gain on sale of marketable securities of $641,808, dividend income of $94,044, other income of $32,398 consisting primarily of commission and rental income from our palm oil plantation and interest income derived from cash held in our brokerage account of $14,848, offset by interest expense of $1,450 and loss on acquisition of $53,646.

Income Tax Expense. We recorded income tax expense of $221,035 for the nine months ended July 31, 2012, as compared to $153,218 for the same period ended July 31, 2011. The increase is primarily attributable to the increase in income generated from our operations during the nine months ended July 31, 2012.

Liquidity and Capital Resources

Sources of Liquidity. For the nine months ended July 31, 2012, we generated net income of $486,896 as compared to a net income of $138,401 for the same period ended July 31, 2011. During the nine month period ended July 31, 2012, and up to the date of this Quarterly Report, we have financed our operations through private placements of our common stock as summarized below:

Private Placement Transactions	Gross Proceeds
Sale of 667,780 shares of common stock on 2/16/2012	$2,000,000
Sale of 1,076,000 shares of common stock on 3/6/2012	$3,210,784
Sale of 628,000 shares of common stock on 4/3/2012	1,813,036
Sale of 540,000 shares of common stock on 5/2/2012	1,518,480
Sale of 760,000 shares of common stock on 6/28/2012	2,052,000
Sale of 920,000 shares of common stock on 7/17/2012	1,840,000
Sale of 2,988,000 shares of common stock on 8/6/2012	5,976,000
Total:	$18,410,300

Net Cash Used in Operating Activities. For the nine months ended July 31, 2012, net cash used in operating activities was $88,836, which consisted primarily of net income of $486,896, depreciation of $41,812, net loss on acquisition of $53,646 and an increase in deposits and other receivables of $55,895 offset by realized gain on sale of marketable securities of $641,808, a decrease in accounts receivables of $35,766, income tax payable of $33,797 and an increase in accrued liabilities and other payables of $12,705.

For the nine months ended July 31, 2011, net cash provided by operating activities was $319,521, which consisted primarily of net income of $138,401, income tax payable of $153,477, stock based compensation of $70,000, depreciation of $27,400 and an increase in accounts receivables of $107,155 offset by a decrease in accounts payable of $117,861, a decrease of deposits and other receivables of $59,157 and realized gain on the sale of marketable securities of $6,176.

Net Cash Used in Investing Activities. For the nine months ended July 31, 2012, net cash used in investing activities was $18,062,516, consisting primarily of proceeds derived from the sale of marketable securities of $6,674,466, $174,982 of net cash held by our newly acquired subsidiary Max Trend International and proceeds from the disposal of plant and equipment of $8,975, offset by the purchase of marketable securities of $9,350,736, $7,046,513 for the purchase of our palm oil plantation, $4,058,070 for our real estate acquisitions, $2,691,276 for the purchase of our two commercial buildings in Malaysia and a deposit of $1,762,984 related to our acquisition of Dunford.

For the nine months ended July 31, 2011, net cash used in investing activities was $2,790,536, $1,856,762 of which was attributable to the purchase of marketable securities, $799,674 to the acquisition of our palm oil plantation and $134,100 to the purchase of plant and equipment.

Net Cash Provided By Financing Activities. For the nine months ended July 31, 2012, net cash provided by financing activities was $18,049,404, consisting primarily of proceeds in the amount of $12,434,300 from the sale of our securities and advances from Mr. Wong, our Chief Executive Officer and director in the amount of $5,588,383, offset  by repayment of $6,184 on a finance lease.

For the nine months ended July 31, 2011, net cash provided by financing activities was $4,847,667, consisting primarily of $4,800,000 from the sale of our common stock, $54,142 of advances from Mr. Wong, our Chief Executive Officer and director, and offset by repayments of $6,475 on a finance lease.

Funding Requirements. We incurred a conditional obligation of approximately $42.4 million related to the consummation of our real estate purchases and acquisition of Dunford. Our cash balance as of July 31, 2012, was approximately $2.3 million. As a result of our capital commitments, there is a substantial doubt about our ability to continue as a going concern. We intend to consummate our real estate acquisitions within the next six months and the Dunford acquisition by the end of calendar year 2012.

We expect our general and administrative expenses to increase as we expand our finance and administrative staff, add infrastructure, and incur additional costs related to being a large accelerated filer, including directors’ and officers’ insurance and increased professional fees.

Consistent with past practice, we hope to obtain the necessary additional financing from our shareholders, executive officers and directors or through external financing. We are currently conducting internal discussions to obtain the necessary financing, however, there can be no assurance that we will be able to obtain sufficient funds on acceptable terms to consummate the purchase of the palm oil plantation and the parcels of real estate.

Near-Term Requirements For Additional Capital And Business Strategy

For the immediate future, we intend to continue expanding our oilseeds and real estate businesses. We intend to finance future operations and additional real estate or oilseeds related acquisitions through sales of our securities to existing shareholders and loans from financial institutions or other third parties.

We intend to focus on our near-term goal of developing the Land, the Dunford Parcels and the other properties slated for acquisition through prudent use of available resources and our long-term goal of maximizing the value of our development projects. We believe that Malaysia is a desirable market and we intend to continue exploring acquisitions in Kuala Lumpur and the Selangor region. We believe that our developments will have inherent value given their unique nature and location and that this value should be sustainable in the future.

If we fail to consummate all or any of our real estate purchases, we will forfeit our deposits of US$ ?????MYR 5,500,000 (Dunford Parcels), US$???????MYR8,150,000 (15 story building) and US$???????MYR1,230,000 (12 story building), respectively. We believe that the net proceeds from our recent private placement transactions, together with our existing cash, will be sufficient to enable us to fund our operating expenses and capital expenditure requirements through the end of fiscal year 2013 if we are not required to consummate our real estate purchases. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect, especially if we acquire one or more businesses or choose to expand our product development efforts more rapidly than we presently anticipate. In addition, we may decide to raise additional funds even before we need them if the conditions for raising capital are favorable. In such event, we may finance our future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. We may also seek to sell additional equity or debt securities or obtain one or more credit facilities. We do not currently have any commitments for future internal or external funding.

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

The condensed consolidated financial statements include the accounts of PGCG and its subsidiaries. All significant inter-company balances and transactions between the Company and its subsidiaries have been eliminated upon consolidation. The results of companies acquired are included in the condensed consolidated financial statements from the effective date of acquisition using the acquisition method.

●	Acquisition loss

Goodwill represents the cost of the acquired businesses in excess of the fair value of identifiable tangible and intangible net assets purchased. The Company generally seeks the assistance of independent valuation experts in determining the fair value of the identifiable tangible and intangible net assets of the acquired business.

The Company tests goodwill for impairment on an annual basis. In this process, the Company relies on a number of factors including operating results, business plans and future cash flows. Recoverability of goodwill is evaluated using a two-step process. The first step involves a comparison of the fair value of a reporting unit with its carrying value. If the carrying amount of the reporting unit exceeds its fair value, the second step of the process involves a comparison of the fair value and carrying value of the goodwill of that reporting unit. If the carrying value of the goodwill of a reporting unit exceeds the fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess. Goodwill of a reporting unit will be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount.

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

The Company uses quoted prices in active markets for identical assets (consistent with the Level 1 definition in the fair value hierarchy) to measure the fair value of equity securities on a recurring basis pursuant to the ASC Topic 820.

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

●	Deposit on plantation purchase

Deposit on plantation purchase represented refundable deposit payment for the purchase of four parcels of palm oil plantation land, which were interest-free and unsecured. Purchase deposits are recorded when payment is made by the Company and capitalized as fixed assets when the transfer of the land titles is successfully registered in favor of the Company.

●	Property, plant and equipment

Property, plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational:

Expected useful life
Freehold plantation land	Indefinite
Office furniture and equipment	10 years
Motor vehicles	5 years
Computer equipment	3 years

Expenditures for maintenance and repairs are expensed as incurred. The gain or loss on the disposal of plant and equipment is the difference between the net sales proceeds and the carrying amount of the relevant assets and is recognized in the statement of operations.

●	Impairment of long-lived assets

Long-lived assets primarily include property, plant and equipment. In accordance with the provision of ASC Topic 360-10-5, “Impairment or Disposal of Long-Lived Assets”, the Company generally conducts its annual impairment evaluation to its long-lived assets, usually in the fourth quarter of each year, or more frequently if indicators of impairment exist, such as a significant sustained change in the business climate. The recoverability of long-lived assets is measured at the reporting unit level. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There has been no impairment charge for the years or periods presented.

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

As of July 31, 2012, the Company has one motor vehicle under finance lease included in plant and equipment with a carrying value of $76,346.

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

●	Foreign currencies translation

The reporting currency of the Company is the United States Dollars ("US$") and the accompanying financial statements have been expressed in US$. In addition, the Company’s operating subsidiaries maintain their books and record in a local currency, MYR Renminbi (“RMB”) and Hong Kong Dollars (“HK$”), which is functional currency as being the primary currency of the economic environment in which the entity operates.

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

Translation of amounts from the local currencies of the Company into US$ has been made at the following exchange rates for the respective periods:

	Nine Months ended July 31,
	2012	2011
Period-end MYR : US$1 exchange rate	3.1827	2.9666
Period-average MYR : US$1 exchange rate	3.1197	3.0545
Period-end RMB : US$1 exchange rate	6.3257	6.4570
Period-average RMB : US$1 exchange rate	6.3289	6.5635
Period-end HK$ : US$1 exchange rate	7.7560	7.7956
Period-average HK$ : US$1 exchange rate	7.7603	7.7796

●	Related parties

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

Management believes, based on the current market prices for interest rates on similar debt instruments, the fair value of its obligation under finance lease approximates the carrying amount.

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

ITEM 4. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures, subject to limitations as noted below, as of July 31, 2012, and during the period prior to and including the date of this report, were effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

Subject to the foregoing disclosure, there were no changes in our internal control over financial reporting that occurred during our last fiscal quarter ended July 31, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

We are not a party to any legal or administrative proceedings that we believe, individually or in the aggregate, would be likely to have a material adverse effect on our financial condition or results of operations.

ITEM 1A. Risk Factors

None.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 6, 2012, we filed a Current Report on Form 8-K with the Securities and Exchange Commission disclosing the sale of 2,988,000 shares of common stock to three accredited shareholders of the Company, including 2,038,000 shares to Weng Kung Wong, our President, Chief Executive Officer and Director, at a per share market price of $2.00.

On July 17, 2012, we filed a Current Report on Form 8-K with the Securities and Exchange Commission disclosing the sale of 920,000 shares of our common stock to three accredited shareholders of the Company, including 752,000 shares to Mr. Wong, our President, Chief Executive Officer and Director, at a per share market price of $2.00.

On June 28, 2012, we filed a Current Report on Form 8-K with the Securities and Exchange Commission disclosing the sale of 760,000 shares of our common stock to three accredited shareholders of the Company, including 575,000 shares to Mr. Wong, our President, Chief Executive Officer and Director, at a per share market price of $2.70.

ITEM 3. Defaults upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

Exhibit No.	Name of Exhibit
2.1	Articles of Exchange (1)
2.2	Share Exchange Agreement, dated December 6, 2010, by and between Home Touch Holding Company, on the one hand, and Union Hub Technology Sdn. Bhn., Wooi Khang Pua and Kok Wai Chai, on the other hand (2)
2.3	Share Exchange Agreement, dated January 26, 2009, by and between Home Touch Holding Company and Home Touch Limited (3)
3.1	Amended and Restated Articles of Incorporation (1)
3.2	Amended and Restated Bylaws (4)
4.1	Form of common stock certificate (1)
10.1	Tenancy Agreement (Commercial), dated October 29, 2010, by and between Atomic Vision Sdn. Bhd. and Union Hub Technology Sdn. Bhd. (2)
10.2	Memorandum of Understanding For Cooperation In Castor Cultivation, dated December 8, 2011, by and between Prime Global Capital Group Incorporated and Mr. Wichai Samphantharat, Srira Cha Chief District Officer (5)
10.3	Memorandum of Understanding for Investment in Castor Processing Plant Project, dated February 14, 2012, by and between Sinan County Government and Prime Global Capital Group Incorporated (6)
10.4	Sales and Purchase Agreement dated August 2, 2012, by and between CMY Assets Sdn. Bhd. and PGCG Assets Holdings Sdn. Bhd. (7)
10.5	Form of Sales and Purchase Agreement dated August 6, 2012, by and between FNAC Holdings Sdn. Bhd. and PGCG Asset Holdings Sdn. Bhd. (7)
10.6	Employment Agreement dated April 21, 2011, by and between Prime Global Capital Group Incorporated and Weng Kung Wong (8)
10.7	Employment Agreement dated April 21, 2011, by and between Prime Global Capital Group Incorporated and Liong Tat Teh (8)
10.8	Employment Agreement dated April 21, 2011, by and between Prime Global Capital Group Incorporated and Sek Fong Wong (8)
10.9	Letter of Appointment dated July 19, 2011, by and between Union Hub Technology Sdn. Bhd. and Weng Kung Wong (9)
10.10	Letter of Appointment dated July 19, 2011, by and between Union Hub Technology Sdn. Bhd. and Liong Tat Teh (9)
10.11	Letter of Appointment dated July 19, 2011, by and between Union Hub Technology Sdn. Bhd. and Sek Fong Wong (9)
21	List of Subsidiaries*
31.1	Certification of Chief Executive Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.*
31.2	Certification of Principal Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document**
101.SCH	XBRL Schema Document**
101.CAL	XBRL Calculation Linkbase Document**
101.DEF	XBRL Definition Linkbase Document**
101.LAB	XBRL Label Linkbase Document**
101.PRE	XBRL Presentation Linkbase Document**

* Filed herewith.

** Pursuant to Rule 405(a)(2) of Regulation S-T, the Company will furnish the XBRL Interactive Data Files with detailed footnote tagging as Exhibit 101 in an amendment to this Form 10-Q within the permitted 30-day grace period granted for the first quarterly period in which detailed footnote tagging is required.

(1)	Incorporated by reference from our Quarterly Report on Form 10-Q filed with the Securities and Exchange on February 22, 2011.
(2)	Incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange on December 7, 2010.
(3)	Incorporated by reference from Amendment No. 2 to our registration statement filed on Form S-1 with the Securities and Exchange Commission on September 2, 2009.
(4)	Incorporated by reference from Exhibit 2 to Preliminary Information Statement on Schedule 14C filed with the Securities and Exchange Commission on December 23, 2010.
(5)	Incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on December 13, 2011.
(6)	Incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 6, 2012.
(7)	Incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 6, 2012.
(8)	Incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 21, 2011.
(9)	Incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 19, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

	By:	/s/Weng Kung Wong
Weng Kung Wong
Chief Executive Officer

	By:	/s/ Liong Tat Teh
Liong Tat Teh
Date: September 10, 2012		Chief Financial Officer

