Form 10-K
period 2012-10-31
PRIME GLOBAL CAPITAL GROUP Inc
filed 2012-12-31
CIK 1462047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2012

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

Registrant’s telephone number, including area code: +603 6201 3198

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Aggregate market value of the voting stock held by non-affiliates of the registrant as of April 30, 2012, based upon the closing sale price reported by the Over-the-Counter Bulletin Board on that date: $1,236,103,208

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding at December 31, 2012
Common Stock, $.001 par value per share	512,682,393 shares

DOCUMENTS INCORPORATED BY REFERENCE: None

TABLE OF CONTENTS

i

PART I

Forward Looking Statements

This Form 10-K contains “forward-looking” statements including statements regarding our expectations of our future operations. For this purpose, any statements contained in this Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as “may,”“will,”“expect,”“believe,”“anticipate,”“estimate,” or “continue” or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control.

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

Name	Office
Weng Kun Wong	Chief Executive Officer, Director
Liong Tat Teh	Chief Financial Officer, Director
Sek Wong Fong	Secretary, Director

On December 6, 2010, we consummated a share exchange, or the Share Exchange, pursuant to which Wooi Khang Pua and Kok Wai Chai, or the UHT Shareholders, transferred to us all of the issued and outstanding shares of Union Hub Technology Sdn. Bhd., or UHT, a company organized under the laws of Malaysia and engaged in the design, development and operation of technologies to enable a community of users to engage in social networking, research and e-commerce on a mobile platform, in exchange for the issuance of 16,500,000 shares of our common stock, par value $0.001 per share, or the Common Stock. As a result of our acquisition of UHT, we became involved in the m-commerce business. The Share Exchange was made pursuant to the terms of a Share Exchange Agreement, or the Exchange Agreement, by and among, and the Company, the UHT Shareholders and UHT. As result of the Share Exchange, UHT became our wholly owned subsidiary. We relied on the exemption from registration pursuant to Section 4(2) of, and Regulation D and/or Regulation S promulgated under, the Securities Act of 1933, as amended, or the Securities Act, in issuing the UHT Shares. Messrs. Pua and Chai are directors of UHT, and each beneficially owns 4.85% of our issued and outstanding common stock.

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

On January 25, 2011, we changed our name to Prime Global Capital Group Incorporated and increased our authorized capital to 1 billion shares of common stock and 100 million shares of preferred stock.

On February 8, 2011, we consummated the sale to 19 of our of existing accredited stockholders of an aggregate of 400,000,000 shares of its common stock, par value $0.001, at a per share price of $0.01, or $4,000,000 in the aggregate, in accordance with the terms and conditions of certain subscription agreements made with such stockholders. Weng Kung Wong, our Chief Executive Officer and director, participated in the transaction and purchased 32,300,000 shares of our common stock on the same terms and conditions as the other stockholders.

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

Approval to Initiate Uplisting Process and Transition to Large Accelerated Filer Status

On December 12, 2011, our board of directors approved, authorized and directed our officers to initiate the process for listing shares of the Company’s common stock on one or more U.S. national securities exchanges including the NYSE Amex Equities Exchange. We have elected to delay uplisting efforts until the end of calendar year 2013 or 2014 to focus on implementing our business plan.

As of October 31, 2012, we became a large accelerated filer.

Current Business Operations

Current Corporate Structure

A chart of our current corporate structure is set forth below:

Our m-commerce and consumer distribution products businesses are operated through UHT. Our oilseeds business is operated through Virtual Setup Sdn. Bhd., or VSSB, and Shenzhen Max Trend Green Energy Co. Ltd., or Max Trend WFOE. Our real estate business is operated through PGCG Assets Holdings Sdn. Bhd.

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

We entered into a trial planting arrangement with Srira Cha province, Thailand, for the cultivation of castor plants in December 2011. Upon a successful trial planting, we anticipate entering into a five year contract farming arrangement with Srira Cha province involving up to 500,000 Rai of land with the goal of building and operating two castor processing plants during such five year period. We hope to commence trial planting by the second quarter of 2013.

We acquired for nominal consideration a dormant company Max Trend International Limited, a Hong Kong limited liability company, or Max Trend HK. Max Trend HK owns Shenzhen Max Trend Green Energy Company Limited, a wholly foreign owned enterprise under the laws of the People’s Republic of China, or Max Trend WFOE, which was dormant at the time of acquisition. Max Trend WFOE began operations during the quarter ended July 31, 2012 and sells castor seeding and provides technical know-how under a bundled sales arrangement.

We scaled back our m-commerce activities except for the provision of IT consulting, programming and website development services related to software previously sold. We intend to continue to engage in limited after sales consulting/website development activities and future sales activities only if such opportunities become readily available. Our sales consulting/website development activities accounted for approximately half of our net revenue for fiscal year ended October 31, 2012, as compared to 77% of our net revenue during fiscal year ended October 31, 2011. We expect this business segment to account for a decreasing share of our net revenue in the near future.

We expect to continue distributing consumer goods only if such opportunities become readily available. We do not expect to invest significantly in our consumer product distribution operations and did not generate any revenue from this business segment during the fiscal year ended October 31, 2012. We do not expect this business segment to generate significant revenue in the near future.

Our Real Estate Business

In March 2012, we began our real estate business operations which consist of the acquisition, development, management, operation and sale of commercial and residential real estate properties located in Malaysia, primarily in Kuala Lumpur and Selangor. We anticipate generating revenues from sales of developed properties and from rental income from our commercial properties. Developed property sales can include condominium units, individual villas and bungalows at our future Shah Alam 2 Eco Residential Development project and Bandar Sungai Long High Grade Villas development projects located in Selangor, Malaysia. We may also sell properties under development, undeveloped properties or commercial properties, if opportunities arise that we believe will maximize overall asset values.

Recent Real Estate Acquisitions and Anticipated Purchases

On July 26, 2012, PGCG Assets Holdings Sdn. Bhd., (a wholly owned subsidiary of our wholly owned subsidiary Union Hub Technology Sdn. Bhd.), or PGCG Assets, consummated the purchase of 21.8921 hectares (54.10 acres) of vacant development land located in Selangor, Malaysia, or the Land. PGCG Assets was the successful bidder at a public auction held on March 30, 2012, in Kuala Lumpur, Malaysia, for the Land, which was acquired on an “As Is Where Is” basis. The land is subject to a 99-year leasehold, expiring July 30, 2100, and was sold for MYR12,660,000.

In August 2012, we executed a Sales and Purchase Agreement to purchase a 12 story commercial building located at Megan Avenue 1, No. 189, Jalan Tun Razak, 50400 Kuala Lumpur, Malaysia at an aggregate purchase price of MYR12,300,000. We expect to consummate this purchase within the next six months.

On October 17, 2012, we consummated the acquisition of Dunford Corporation Sdn. Bhd., or Dunford, for MYR55,000,000. Dunford’s primary assets consist of two parcels of undeveloped land located in Selangor, Malaysia aggregating approximately 31 acres (the “Dunford Parcels”) and assets related to Dunford’s insurance agency and secretarial services businesses. As of October 31, 2012, we disposed of Dunford’s prior insurance agency and secretarial services businesses. We intend to develop the Dunford Parcels land for commercial and residential purposes.

In December 2012, we consummated the purchase a 15 story commercial building located at Geran 10010, Lot 238 Section 43, Town and District of Kuala Lumpur, Wilayah Persekutuan, Kuala Lumpur, Malaysia at a purchase price of MYR 81,500,000.

As of October 31, 2012, we had approximately $1.3 million available cash balance, $6.4 million marketable securities available for sale and payment obligations of $27.6 million related to the purchase of two commercial buildings in Malaysia. We consummated the purchase of one of the commercial buildings in December 2012, financing the acquisition through a combination of cash and a bank loan. We will require approximately $3.7 million to consummate the purchase of the remaining 12 story commercial building. Consistent with past practice, we hope to obtain the necessary additional financing from our shareholders, executive officers and directors or through external financing. We are currently conducting internal discussions to obtain the necessary financing, however, there can be no assurance that we will be able to obtain sufficient funds on acceptable terms to timely meet our obligations.

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

The commercial life span of a palm oil tree is estimated to be up to 25 years. Palm oil is recognized as being significantly more productive due to its high oil yield per hectare compared to other edible oil sources, such as soybeans and rapeseed. Palm oil, due to its high edible oil productivity per hectare, is one of the world’s most efficient crops for the production of edible oils, which is an important component of the human food supply. Palm oil can yield up to ten to fifteen times more edible oil per hectare than the leading alternatives such as soya, rapeseed, canola or corn.

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

VSSB manages and operates our palm oil plantation in Malaysia. Our plantation cultivates and distributes FFBs to third party oilseed processors located in Malaysia that extract, refine and resell palm oil. The byproducts of the refinery process are sold to other manufacturers further downstream to produce various derivative products.

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

Compared to many other crops, castor crop requires relatively fewer inputs such as water, fertilizers and pesticides and can be grown on marginal land. At the same time, crop yields can be significantly improved through application of proper procedures during sowing and maintenance and use of high-yield hybrid varieties.

Prime Global Capital Group Incorporated plans to manage and operate castor seed operations. We anticipate that our farming model will offer the following features:

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

On December 8, 2011, we entered into a Memorandum of Understanding, or the Thailand MOU, with Mr. Wichai Samphantharat, Chief District Officer of Srira Cha province, Thailand, to commence trial planting of castor crops with independent contract farmers on 20 Rai (approximately 8 acres) of land in Srira Cha province, Thailand. We agreed to provide castor seeds for cultivation by contract farmers and purchase the castor beans cultivated at the trial planting site. We expect to commence trial planting in Srira Cha province, Thailand, by the second quarter of 2013.

Upon a successful trial planting, we hope to contract up to 500,000 Rai of land in Srira Cha from the provincial government over a period of five years. Once a planting area of 4,000 Rai has been achieved, we hope to obtain the government’s approval to build and operate a castor processing plant with the goal of building and operating two castor processing plants over such five year period. Similar to the trial planting, we intend to purchase the castor beans cultivated by the contract farmers on the allocated land.

The foregoing description of the Thailand MOU is qualified in their entirety by reference to such agreements which are filed as Exhibit 10.3 to this Annual Report, respectively, and are incorporated herein by reference.

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

Description of Our Real Estate Business

Our real estate business operations consist of the acquisition, development, management, operation and sale of commercial and residential real estate properties located in Malaysia, primarily in Kuala Lumpur and Selangor. We anticipate generating revenues from sales of developed properties and from rental income from our commercial properties. Developed property sales can include condominium units, individual villas and bungalows at our future Shah Alam 2 Eco Residential Development and Bandar Sungai Long High Grade Villas Community projects located in Selangor, Malaysia. We may also sell properties under development, undeveloped properties or commercial properties, if opportunities arise that we believe will maximize overall asset values.

Real Estate Market Conditions in Malaysia

According to a survey released by the Star, a newspaper of general circulation in Malaysia, in early 2012, the volume of property transactions in Malaysia has steadily increased during the period beginning 2009 and ending 2011 as set forth below.

Year Of Transaction	2009	2010	2011
Property Transaction Volume (number of transactions)	338,089	376,583	430,403
Transaction Growth Ratio	-	11.4%	14.3%
Property Transaction Value ( in US$)	26.5 billion	33.6 billion	45.1 billion
Transaction Amount Growth Ratio	-	18.1%	28.3%

According to a survey published in January 2012 by the Real Estate Housing Developers’ Association Malaysia, 74% of the respondents anticipate an increase in the price of residential property during 2012. We believe that this trend will continue at least over the next 10 years for the following reasons.

1.	Malaysia has a modern and sophisticated infrastructure that is being further enhanced by government initiatives to facilitate foreign investment in Malaysia, including tax incentives and easing of laws governing foreign ownership of property.
2.	Malaysia is situated near Australia, Bali and Singapore, attracting investments and visitors from these countries. Beaches, resorts, mild weather conditions with average temperatures ranging from 21 to 30 degrees Celsius together with modern medical and recreational facilities create a year-round tourist trade in Malaysia.
3.	English is widely spoken, facilitating property purchase transactions. The cost of living in Malaysia is moderate and compares favorably with other countries. Consequently, purchase and maintenance costs associated with real property investments are reasonable.
4.	Malaysia has experienced a rise in economic activity which has resulted in a strong demand for quality commercial and residential properties to meet the needs of an expanding expatriate population and vibrant tourism. The upsurge in commercial activity is more prominent in major cities such as Kuala Lumpur.

Because our real estate holdings will be concentrated in Selangor and Kuala Lumpur, Malaysia, we expect that the financial condition and results of operations of our real estate segment will be highly dependent upon market conditions for real estate activity in those regions. We expect that our future operating cash flows and, ultimately, our ability to develop our properties and expand our real estate business will be largely dependent on the level of our real estate sales and leasing activities. These activities in turn will be significantly affected by future real estate market conditions in Selangor and Kuala Lumpur, Malaysia, including development costs, interest rate levels, the availability of credit to finance real estate transactions, demand for residential and commercial real estate, and regulatory factors including our use and development entitlements. These market conditions historically move in periodic cycles, and can be volatile in specific regions. Because of the concentration of our assets primarily in Selangor and Kuala Lumpur, Malaysia, we believe that market conditions in these regions will significantly affect our real estate business.

Our Real Estate Holdings and Future Acquisitions

We hold a 99-year leasehold interest to 21.8921 hectares (54.10 acres) of vacant development land, or the Land, and two parcels of vacant land aggregating approximately 31 acres, or the Dunford Parcels, all located in Selangor, Malaysia. We intend to develop the Land and the Dunford Parcels for commercial and residential purposes more fully set forth below.

We also own a fifteen story office building located at Geran 10010, Lot 238 Section 43, Town and District of Kuala Lumpur, Wilayah Persekutuan, Kuala Lumpur, Malaysia which we purchased in December 2012 for MYR 81,500,000.

On August 6, 2012, we entered into twelve separate sales and purchase agreement to purchase from FNAC Holdings Sdn. Bhd. each floor of a twelve story office building located at Megan Avenue 1, No. 189, Jalan Tun Razak, 50400 Kuala Lumpur, Malaysia at an aggregate purchase price of MYR 12,300,000 on an “AS IS WHERE IS” basis. The sales and purchase agreements generally contain the same terms and are collectively referred to as the Megan SPA. We obligated to consummate the purchases within three (3) months of the date of the Megan SPA, which date may be extended by a period of 90 days upon payment of interest at the rate of 8% per annum on the unpaid portion of the purchase price for the actual number of days of extension.

The foregoing description of the form of the Megan SPA is qualified in its entirety by reference to such agreement, which is filed as Exhibit 10.4, and is incorporated herein by reference.

Development Activities. Our initial projects will be the development of the Land into the Shah Alam 2 Eco Residential Development project and the Dunford Parcels into the Bandar Sungai Long High Grade Villas Community project. We are in the process of obtaining the governmental approvals necessary to commence development. Currently, no infrastructure or development work has begun on the properties. We hope to obtain the required approvals by the second calendar quarter of 2013. There is no assurance that the undeveloped acreage will be developed because of the nature and cost of the approval and development process and market demand for a particular use.

Shah Alam 2 Eco Residential Development

Shah Alam 2 is an existing third party development sprawled over 1,163 acres of prime land within Bandar Puncak Alam. It is located in Selangor in the burgeoning Klang Valley area in which Malaysia’s capital is also situated. Upon completion, it is anticipated to be an integrated and self-contained township approximately 10 times the size of Subang Jaya, one of Malaysia’s most celebrated suburb, with a population of approximately 500,000. We believe that Shah Alam 2 may rival even Shah Alam, the Selangor state capital, in terms of size and dynamism.

Our project, the Shah Alam 2 Eco Residential Development, will be located within the Shah Alam 2 development. Encompassing 54.1 acres, the project will feature garden view bungalows, semi-detached villas, high-end condominiums and commercial areas with an environment-friendly theme emphasizing the importance of a sustainable lifestyle. We intend to devote up to 50% of the project’s land area to trees and parks for an anticipated greening rate of approximately 50%.

We intend to commence Phase I of Land development in early 2013 with completion occurring in 2017. Upon completion, we expect our Shah Alam 2 Eco Residential Development project to comprise of the following:

Types of properties	Block(s)	Floor(s)/ Units per floor / Land size	Total Units	Built-up area Per Unit (sq. ft.)
High-end condominiums	3 Blocks	8 floors per block 10 Units per floor	240	1,200
Luxury Duplex floor	3 Blocks	2 floors per block 10 units per floor	60	2,400
Shop lots	30 Blocks	3 floors per block	90	3,400
Semi-detached villa	NA	40’x80’	250	4,000
Garden villa	NA	70’x100’	70	6,000
Garden view bungalows	NA	70’x100’	30	7,000

Bandar Sungai Long High Grade Villas Community

The Bandar Sungai Long High Grade Villas Community will consist of a high-end gated and guarded community encompassing approximately 31 acres of landscaped areas. We intend to devote up to 45% of the project’s land area to trees and parks for an anticipated greening rate of approximately 45%.

We intend to commence Phase I of Land development in early 2013 with completion occurring in 2017. Upon completion, we expect this project to comprise the following:

Type of properties	Area occupied	Units	Sq. Ft per Unit
31/2 story stand alone garden villa	70’ X 100’	150	6500

Near-Term Requirements For Additional Capital And Business Strategy

For the immediate future, we intend to continue financing future real estate acquisitions through sales of our securities to existing shareholders and real estate development through loans from financial institutions.

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

We do not and have no immediate plans to engage in marketing activities with respect to our oilseeds business as our FFBs are sold in bulk to extractors and processors.

Once we commence construction of our Shah Alam 2 Eco Residential Development or Bandar Sungai Long High Grade Villas Community projects, we expect to initiate marketing activities directed toward prospective purchasers of our units.

Major Customers

We generated net revenues of $3,046,342 during the fiscal year ended October 31, 2012. Each of our software products and services and oilseeds businesses accounted for half of our net revenue and were sold to customers located primarily in Malaysia and Singapore. We are not a party to any long-term agreements with our customers.

During the fiscal year ended October 31, 2012, the following four customers accounted for 10% or more of our total net revenues:

Name of Customer	Business Segment	Amount of Net Revenues	Percentage of Total Net Revenues
Mike Ouah	Software	$642,424	21%
William Liew	Software	642,424	21%
Liling SunShine Agricultural Development	Oilseeds	566,858	19%
Beijing Pulin Gaobo New Energy Technology Dept. Co. Ltd.	Oilseeds	508,074	17%
Total		$2,359,780	78%

During the fiscal year ended October 31, 2011, the following three customers accounted for 10% or more of our total net revenues:

Name of Customer	Business Segment	Amount of Net Revenues	Percentage of Total Net Revenues
Ideahom Centre	Software	$2,005,140	53%
Legend Venture Pte. Ltd.*	Product Distribution	756,133	20%
Crystal Dimension Pte. Ltd.*	Software	490,094	13%
Total		$3,251,367	86%

*Legend Venture Pte. Ltd., and Crystal Dimension Pte. Ltd. are affiliated entities. Each of the two directors of Legend Venture Pte. Ltd. beneficially owns approximately 4.72% and 4.61% of our issued and outstanding common stock, or 9.33% in the aggregate. Each of the two directors of Crystal Dimension Pte. Ltd. beneficially owns approximately 4.72% and 4.61% of our issued and outstanding common stock, or 9.33% in the aggregate. A former director of Crystal Dimension Pte. Ltd. beneficially owns 50% of Crystal Dimension Pte. Ltd. and 1.15% of our issued and outstanding common shares.

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

During the fiscal year ended October 31, 2012, the following vendor accounted for 10% or more of our purchases:

Vendor	Business Segment	Amount of Purchase	Percentage of Total Net Revenues
Persiaran Abadi Sdn. Bhd.	Oilseeds	80,821	24%
Zibo Research Centre	Oilseeds	62,530	19%
AC Plantations Enterprise	Oilseeds	59,678	18%
Fortesys Intergration Sdn Bhd	Software	35,205	10%
Total		$238,234	71%

During the fiscal year ended October 31, 2011, three vendors accounted for 10% or more of our purchases:

Vendor	Business Segment	Amount of Purchase	Percentage of Total Net Revenues
WataTime	Product Distribution	$445,646	54%
Cheong Lei	Product Distribution	150,419	18%
Gaeawave Sdn. Bhd. *	Software	104,146	13%
Total		$700,211	85%

*Gaeawave Sdn. Bhd. is an affiliated entity. Mr. Chai, UHT’s director, served as a director of Gaeawave Sdn. Bhd. until December 21, 2011, and beneficially owns 4.86% of our issued and outstanding common stock. The remaining former director of Gaeawave Sdn. Bhd. served as a director until December 21, 2011, and beneficially owns 4.82% of our issued and outstanding common stock.

Competition and Market Position

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

Real Estate

The real estate development business in Malaysia is highly competitive and fragmented. We compete against numerous public and private developers of varying sizes, ranging from local to national in scope. As a result, we may be competing for investment opportunities, financing, and potential buyers with entities that may possess greater financial, marketing, or other resources than we have. Competition for potential buyers has been intensified by an increase in the number of available properties resulting from the recent boom in the Malaysian real estate market. Our prospective customers generally have a variety of choices of new and existing homes and home sites when considering a purchase. We attempt to differentiate our properties primarily on the basis of community design, quality, uniqueness, amenities, location and developer reputation.

The real estate investment industry in Malaysia is highly fragmented among individuals, partnerships and public and private entities, with no dominant single entity or person. Although we may compete against large sophisticated owners and operators, owners and operators of any size can provide effective competition for prospective tenants. We compete for tenants primarily on the basis of property location, rent charged, and the design and condition of improvements.

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

Malaysia

All of our business segments are subject to the general laws in Malaysia governing businesses including labor, occupational safety and health, general corporations, intellectual property and other similar laws. Our software and consumer goods trading are not subject to specific laws material to our operations outside of these general laws.

Oilseeds

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

Real Estate

Our real estate investments are subject to extensive local, city, county and state rules and regulations regarding permitting, zoning, subdivision, utilities and water quality as well as federal rules and regulations regarding air and water quality and protection of endangered species and their habitats. Such regulation may delay development of our properties and result in higher than anticipated developmental and administrative costs.

One of the distinguishing features of our Shah Alam 2 Eco Residential Development and Bandar Sungai Long High Grade Villas Community projects is their emphasis on developing a sustainable green lifestyle to reduce their impact on the environment. Accordingly, we expect to make additional environmental related expenditures in developing these projects as well as other projects with an environmental theme. Based on an analysis of our operations in relation to current and presently anticipated environmental requirements, we currently do not anticipate that these costs will have a material adverse effect on our future operations or financial condition.

China

Our castor oil operations are located in China and subject to the general laws in China governing businesses including labor, occupational safety and health, general corporations, intellectual property and other similar laws.

Employment Contracts

The Employment Contract Law was promulgated by the National People’s Congress’ Standing Committee on June 29, 2007 and took effect on January 1, 2008. The Employment Contract Law governs labor relations and employment contracts (including the entry into, performance, amendment, termination and determination of employment contracts) between domestic enterprises (including foreign-invested companies), individual economic organizations and private non-enterprise units (collectively referred to as the “employers”) and their employees.

a. Execution of employment contracts

Under the Employment Contract Law, an employer is required to execute written employment contracts with its employees within one month from the commencement of employment. In the event of contravention, an employee is entitled to receive double salary for the period during which the employer fails to execute an employment contract. If an employer fails to execute an employment contract for more than 12 months from the commencement of the employee’s employment, an employment contract would be deemed to have been entered into between the employer and employee for a non-fixed term.

b. Right to non-fixed term contracts

Under the Employment Contract Law, an employee may request for a non-fixed term contract without an employer’s consent to renew. In addition, an employee is also entitled to a non-fixed term contract with an employer if he has completed two fixed term employment contracts with such employer; however, such employee must not have committed any breach or have been subject to any disciplinary actions during his employment. Unless the employee requests to enter into a fixed term contract, an employer who fails to enter into a non-fixed term contract pursuant to the Employment Contract Law is liable to pay the employee double salary from the date the employment contract is renewed.

c. Compensation for termination or expiry of employment contracts

Under the Employment Contract Law, employees are entitled to compensation upon the termination or expiry of an employment contract. Employees are entitled to compensation even in the event the employer (i) has been declared bankrupt; (ii) has its business license revoked; (iii) has been ordered to cease or withdraw its business; or (iv) has been voluntarily liquidated. Where an employee has been employed for more than one year, the employee will be entitled to such compensation equivalent to one month’s salary for every completed year of service. Where an employee has employed for less than one year, such employee will be deemed to have completed one full year of service.

d. Trade union and collective employment contracts

Under the Employment Contract Law, a trade union may seek arbitration and litigation to resolve any dispute arising from a collective employment contract; provided that such dispute failed to be settled through negotiations. The Employment Contract Law also permits a trade union to enter into a collective employee contract with an employer on behalf of all the employees.

Where a trade union has not been formed, a representative appointed under the recommendation of a high-level trade union may execute the collective employment contract. Within districts below county level, collective employment contracts for industries such as those engaged in construction, mining, food and beverage and those from the service sector, etc., may be executed on behalf of employees by the representatives from the trade union of each respective industry. Alternatively, a district-based collective employment contract may be entered into.

As a result of the Employment Contract Law, all of our employees have executed standard written employment agreements with us. We have not experienced any significant labor disputes or any difficulties in recruiting staff for our operations.

Foreign Exchange Control and Administration

Foreign exchange in China is primarily regulated by:

•	The Foreign Currency Administration Rules (1996), as amended; and
•	The Administration Rules of the Settlement, Sale and Payment of Foreign Exchange (1996), or the Administration Rules.

Under the Foreign Currency Administration Rules, the Renminbi is convertible for current account items, including the distribution of dividends, interest payments, and trade and service-related foreign exchange transactions. Conversion of Renminbi into foreign currency for capital account items, such as direct investment, loans, investment in securities and repatriation of funds, however, is still subject to the approval of the State Administration of Foreign Exchange, or SAFE. Under the Administration Rules, foreign-invested enterprises may only buy, sell and remit foreign currencies at banks authorized to conduct foreign exchange transactions after providing valid commercial documents and, in the case of capital account item transactions, only after obtaining approval from SAFE.

Under the Foreign Currency Administration Rules, foreign invested enterprises are required to complete the foreign exchange registration and obtain the registration certificate. Max Trend WFOE has complied with these requirements.

The value of the Renminbi against the US dollar and other currencies may fluctuate and is affected by, among other things, changes in China’s political and economic conditions. Historically, the conversion of Renminbi into foreign currencies, including US dollars, has been based on rates set by the People’s Bank of China. On July 21, 2005, the PRC government changed its policy of pegging the value of the Renminbi to the US dollar. Under the new policy, the Renminbi will be permitted to fluctuate within a band against a basket of certain foreign currencies. There remains significant international pressure on the PRC government to adopt a substantial liberalization of its currency policy, which could result in a further and more significant appreciation in the value of the Renminbi against the US dollar.

The fluctuation of the Renminbi against the US dollar and other currencies may have an impact on our figures in our consolidated financial information presented elsewhere in this prospectus.

Dividend Distributions

Pursuant to the Foreign Currency Administration Rules promulgated in 1996 and amended in 1997 and 2008, respectively, and various regulations issued by SAFE, and other relevant PRC government authorities, the PRC government imposes controls on the convertibility of the Renminbi into foreign currencies and, in certain cases, the remittance of currency out of China.

Max Trend WFOE is regulated by the laws governing foreign-invested enterprises in the PRC. Accordingly, it is required to allocate 10% of its after-tax profits based on PRC accounting standards each year to their general reserves until the accumulated amount of such reserves has exceeded 50% of its registered capital, after which no further allocation is required to be made. These reserve funds, however, may not be distributed to equity owners except in accordance with PRC laws and regulations. In addition, due to the failure of these laws and regulations to define or interpret the terms “non-profit,” “for-profit” or “for the purpose of making a profit” as they relate to our business, we cannot assure you that the PRC government authorities will not request our subsidiary to use its after-tax profits for its own development and restrict our subsidiary’s ability to distribute their after-tax profits to us as dividends.

On March 16, 2007, the National People’s Congress approved and promulgated a new tax law, the PRC Enterprise Income Tax Law, or “EIT Law,” which took effect on January 1, 2008. Pursuant to the new EIT law and its implementing regulations, dividends payable by a foreign-invested enterprise to its foreign enterprise (but not individual) investors will be subject to a 10% withholding tax if the foreign investors are considered as non-resident enterprises without any establishment or place of business within China or if the dividends payable have no connection with the establishment or place of business of the foreign investors within China, to the extent that the dividends are deemed China sourced income, unless any such foreign investor’s jurisdiction of incorporation has a tax treaty with China that provides for a different withholding arrangement. Hong Kong, where Max Trend HK is incorporated, has such a tax treaty with China.

In addition, as clarified by a notice jointly promulgated by the Ministry of Finance and the State Administration of Taxation of the PRC on February 22, 2008, distribution of accumulated profits of foreign-invested enterprises will be subject to withholding tax.

Seasonality

Our real estate, software and consumer goods businesses are not subject to seasonality.

Our oilseeds business is subject to seasonality in the growing cycles, procurement, and transportation of our oilseeds. Price variations and availability of raw agricultural commodities may cause fluctuations in our working capital levels. In addition, these seasonal trends will likely cause fluctuations in our quarterly results, including fluctuations in sequential revenue growth rates.

Insurance

We maintain property, business interruption and casualty insurance which we believe is in accordance with customary industry practices in Malaysia and China, but we cannot predict whether this insurance will be adequate to fully cover all potential hazards incidental to our business.

Employees

As of December 31, 2012, we had 22 employees in Malaysia and 3 employees in China, all of which are full-time. Our employees are in the following principal areas:

Operations – 5
Administrative / Finance – 10
Marketing – 3 (China) Management– 3
Plantation operations – 4

Except as indicated above, our employees of the company are located in Malaysia and are primarily focused on our oilseeds and real estate businesses. None of our employees are members of a trade union. We believe that we maintain good relationships with our employees, and have not experienced any strikes or shutdowns and have not been involved in any labor disputes.

We are required to make contributions under a defined contribution pension plan for all of our eligible employees in Malaysia and the PRC. We are required to contribute a specified percentage of the participants’ relevant income based on their ages and wages level. The total contributions made were $58,621 and $30,250 for the years ended October 31, 2012 and 2011, respectively. The total contributions made were $3,781 for the seven months ended October 31, 2010.

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

Risks Related to Our Business

We are transitioning away from our software business, which accounted for approximately 77% and 49.4% of our revenues in fiscal years 2011 and 2012 to focus on our oilseeds and real estate business. If we are not successful in making this transition, our revenues, results of operation and financial condition will be materially and adversely affected.

Our software business segment accounted for approximately 77% and 49.4% of our revenues in fiscal years 2011 and 2012, respectively. We are transitioning away from this business segment to focus on our oilseeds and real estate businesses. We consummated the acquisition of our primary oilseeds assets, a mature palm oil plantation, in May 2012, but have not commenced trial planting of castor plants. If our transition plan is delayed or is otherwise unsuccessful, our revenues, results of operation and financial condition may be materially adversely affected. Furthermore, it may prove difficult for us to re-enter our software business in the event of a failed transition due to the rapidly changing and converging nature of the technologies, products and services that characterize our software business industry.

Because we have a limited operating history and limited experience in operating an oilseeds business, it may be difficult to evaluate an investment in our stock.

We acquired our palm oil business in August 2011 and began trading castor seeds and providing oilseeds related advisory services in December 2011. To date, our revenues are not substantial enough to sustain us without additional capital injection if we determine to pursue a growth strategy before significant revenues are generated. We face a number of risks encountered by early-stage companies, including our need to develop infrastructure to support growth and expansion, our need to obtain long-term sources of financing, and our need to manage expanding operations. In addition, our management team has limited experience in managing and operating palm oil and castor plantations. Our business strategy may not be successful, and we may not successfully address these risks. If we are unable to sustain profitable operations, investors may lose their entire investment in us.

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

We conduct our businesses globally and have assets located in several countries and geographic areas. Our oilseeds operations are in Malaysia, China and Thailand, and we have acquired commercial real estate in Malaysia. We are required to comply with numerous and broad reaching laws and regulations administered by United States federal, state and local, and foreign governmental authorities. We must also comply with other general business regulations such as those directed toward accounting and income taxes, anti-corruption, anti-bribery, global trade, handling of regulated substances, and other commercial activities, conducted by our employees and third party representatives globally. Any failure to comply with applicable laws and regulations could subject us to administrative penalties and injunctive relief, and civil remedies including fines, injunctions, and recalls of our products. In addition, changes to regulations or implementation of additional regulations may require us to modify existing processing facilities and/or processes, which could significantly increase operating costs and negatively impact operating results.

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

Risk Factors Related to Our Oilseeds Business

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

Our business is affected by fluctuations in agricultural commodity prices, transportation costs, energy prices, interest rates, and foreign currency exchange rates. We do not currently engage in hedging strategies to manage these risks but may do so in the future. There can be no assurance that our hedging strategies will be successful in mitigating our exposure to these fluctuations.

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

Risks Related to Our Real Estate Business

We may not be able to acquire properties or develop them successfully.

The success of our real estate business will depend in large part upon our ability to acquire additional properties on satisfactory terms and to develop them successfully. If we are unable to do so, our results of operations could be adversely affected.

The acquisition, ownership and development of real estate is subject to many risks that may adversely affect our results of operations, including risks that:

•	we may not be able to acquire a desired property because of competition from other real estate developers or investors who may have greater capital or better access to cash than us;
•	we may not be able to obtain or renew financing on acceptable terms, or at all;
•	an adverse change in market conditions during the interval between acquisition and sale of a property may result in a lower than originally anticipated profit;
•	we may underestimate the cost of development required to bring an acquired property up to standards established for the market position intended for that property;
•	acquired properties may be located in new markets where we may face risks associated with a lack of market knowledge or understanding of the local economy, a lack of business relationships in the area or unfamiliarity with local governmental and permitting procedures; or
•	we may be unable to quickly and efficiently integrate new acquisitions, particularly acquisitions of portfolios of properties, into our existing operations.

There is a risk that the Malaysian government will adopt proposals to limit the growth of the real estate market, which if successful, may adversely affect our real estate business.

Malaysian policy makers have indicated concern regarding the rapid rise in property prices in the middle and higher sectors of the market in which we intend to operate. From time to time, policy makers have introduced proposals to regulate the growth of the real estate industry. There is a risk that policy makers may adopt proposals that may limit, delay or otherwise hamper our ability to pursue our plans to acquire, develop and sell real estate. In such event, our results of operation and financial condition may be adversely affected.

We are vulnerable to concentration risks because our operations are almost exclusive to the Malaysian markets located in Kuala Lumpur and Selangor.

Our real estate activities will almost be entirely located in Selangor, Malaysia and Kuala Lumpur. Because of our geographic concentration and limited number of projects, our operations are more vulnerable to local economic downturns and adverse project-specific risks than those of larger, more diversified companies. The performance of the local economy will greatly affect our sales and consequently the underlying values of our properties. Our geographic concentration may create increased vulnerability during regional economic downturns, which can significantly affect our financial condition and results of operations.

Our results of operations, cash flows and financial condition will be greatly affected by the performance of the real estate industry.

The Malaysian real estate industry is highly cyclical and is affected by changes in global, national and local economic conditions and events, such as general employment and income levels, availability of financing, interest rates, consumer confidence and overbuilding or decrease in demand for residential and commercial real estate. Our real estate activities are subject to numerous factors beyond our control, including local real estate market conditions (both where our properties are located and in areas where our potential customers reside), substantial existing and potential competition, general national, regional and local economic conditions, fluctuations in interest rates and mortgage availability, changes in demographic conditions and changes in government regulations or requirements. The occurrence of any of the foregoing could result in a reduction or cancellation of sales and/or lower gross margins for sales as well as a decline in funds invested in existing commercial real estate and related assets and properties planned for development. Lower than expected sales as a result of these occurrences could have a material adverse effect on the level of our profits and the timing and amounts of our cash flows.

Real estate investments often cannot easily be converted into cash and market values may be adversely affected by these economic circumstances, market fundamentals, competition and demographic conditions. Because of the effect these factors have on real estate values, it is difficult to predict the level of future sales or sales prices that will be realized for individual assets.

Declines in the market value of our land and developments may adversely affect our financial condition and results of operations.

The market value of our land and our future developments depend on market conditions. If real estate demand decreases below what we anticipated when we acquired our properties, we may not be able to recover our investment in such property through sales or leasing, and our profitability may be adversely affected. If there is another economic downturn, we may have write-downs to the carrying values of our properties and/or be required to sell properties at a loss.

Mortgage financing issues, including lack of supply of mortgage loans and tightened lending requirements, and adverse changes in the economy may reduce demand for our properties.

We expect that a significant percentage of our real estate revenues will be derived from customers in the residential homebuilding business, which is particularly dependent upon the availability and cost of mortgage financing, to the extent they finance their purchases, and for buyers of the potential customers’ existing residences. A weakness in the mortgage lending industry may adversely affect potential purchasers of our properties thus negatively affecting demand for our properties. These customers are also sensitive to changes in economic conditions and factors such as the level of employment, consumer confidence and consumer income. Adverse changes in these conditions may decrease demand for homes generally, thus adversely affecting the pricing of homes and in turn the price of land sold to developers. Such developments could adversely affect our results of operations and financial condition.

Unfavorable changes in market and economic conditions may negatively impact occupancy or rental rates of our future commercial properties, which may negatively affect our financial condition and results of operations.

A decline in the real estate market and economic conditions could significantly affect rental rates for the commercial properties that we have agreed to acquire. Occupancy and rental rates in our market, in turn, may significantly affect our profitability and our ability to satisfy our financial obligations. The risks that could affect conditions in our market include the following:

•	a deterioration in economic conditions;
•	local conditions, such as oversupply of office space, a decline in the demand for office space or increased competition from other available office buildings;
•	the inability or unwillingness of tenants to pay their current rent or rent increases; and
•	declines in market rental rates.

We cannot predict with certainty whether any of these conditions will occur or whether, and to what extent, they will have an adverse effect on our operations.

Our operations are subject to an intensive regulatory approval process that could cause delays and increase the costs of our development efforts or preclude such developments entirely.

Before we can develop a property, we must obtain a variety of approvals from local and state governments with respect to such matters as zoning, and other land use issues, subdivision, site planning and environmental issues under applicable regulations. Some of these approvals are discretionary. As such, our ability to develop these properties and realize future income from our properties could be delayed, reduced, prevented or made more expensive.

Our operations are subject to governmental environmental regulation, which can change at any time or may increase our costs.

Real estate development is subject to state and federal regulations and to possible interruption or termination because of environmental considerations, including, without limitation, air and water quality and protection of endangered species and their habitats.

Because our project will have an eco-friendly focus, we expect to make expenditures with respect to our real estate development for the protection of the environment. Emphasis on environmental matters will result in additional costs in the future. New environmental regulations or changes in existing regulations or their enforcement may be enacted and such new regulations or changes may require significant expenditures by us. The recent trend toward stricter standards in environmental legislation and regulations is likely to continue and may have an additional impact on our operating costs.

Various laws and regulations impose liability on real property owners and operators for the costs of investigating, cleaning up and removing contamination caused by hazardous or toxic substances at a property. In our role as a property owner or developer, we could be held liable for such costs. This liability may be imposed without regard to the legality of the original actions and without regard to whether we knew of, or was responsible for, the presence of the hazardous or toxic substances. If we fail to disclose environmental issues, we could also be liable to a buyer or lessee of the property. In addition, some environmental laws create a lien on the contaminated site in favor of the government for damages and costs incurred by the government in connection with the contamination. If we incur any such liability that is material, our results of operations would be adversely affected.

The real estate business is very competitive and many of our competitors are larger and financially stronger than we are and more experienced in operating in multiple markets.

The real estate business is highly competitive. We compete with a large number of companies and individuals that have significantly greater financial, sales, marketing and other resources than we have. Our competitors include local developers who are committed primarily to particular markets, national developers who acquire properties throughout Malaysia, insurance companies, pension and investment funds, partnerships, real estate or housing developers, investment companies, real estate investment trusts and owner/occupants.

Since our real estate acquisition and development activities will be primarily limited to Selangor and Kuala Lumpur, we do not have extensive experience in acquiring real estate in other markets or engaging in development activities in multiple markets simultaneously. Our competitors may have substantially greater experience than we have in identifying, acquiring and developing real estate opportunities in other markets and in managing real estate developments in multiple markets. These entities may also have greater financial resources and may be able to pay more than we can or accept more risk than we are willing to accept to acquire real estate. They also may be less sensitive to risks with respect to the costs or the geographic concentration of their investments.

A downturn in the real estate industry may significantly increase competition among developers. Increased competition may cause us to increase our selling incentives and/or reduce our prices. An oversupply of real estate properties available for sale or lease, as well as the potential significant discounting of prices by some of our competitors, may adversely affect the results of our operations.

Land investments are generally illiquid, and we may not be able to sell our properties when it is economically or otherwise important to do so.

Land investments generally cannot be sold quickly, and our ability to sell properties may to be affected by market conditions. We may not be able to diversify or vary our portfolio promptly in accordance with our strategies or in response to economic or other conditions. Our ability to assume and pay down future debt, reduce interest costs and acquire properties is dependent upon our ability to sell our properties at the prices and within the deadlines we establish for each property.

Risks Related to our Operations in Malaysia

We are susceptible to economic conditions in Malaysia where our principal suppliers, merchants and customers are located.

Our business and assets are primarily located in Malaysia. During the fiscal year ended October 31, 2012, 58% of our sales revenue was generated from customers located in Malaysia. Our results of operations, financial state of affairs and future growth are, to a significant degree, subject to Malaysia’s economic, political and legal development and related uncertainties. Our operations and results could be materially affected by a number of factors, including, but not limited to:

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

Our oilseeds operations are conducted in Malaysia and China and our operating currency is the Malaysian Ringgit and the Renminbi. Since we conduct business in currencies other than U.S. dollars but report our financial results in U.S. dollars, we face exposure to fluctuations in currency exchange rates. For instance, if currency exchange rates were to change unfavorably, the U.S. dollar equivalent of our operating income recorded in foreign currencies would be diminished.

We currently do not, but may in the future, implement hedging strategies, such as forward contracts, options, and foreign exchange swaps to mitigate this risk. There is no assurance that our efforts will successfully reduce or offset our exposure to foreign exchange fluctuations. Additionally, hedging programs expose us to risks that could adversely affect our financial results, including the following:

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

Substantially all of our assets are located in Malaysia. Moreover, a majority of our directors and officers are nationals or residents of Malaysia. All or a substantial portion of the assets of these persons are located outside the United States. As a result, it may be difficult for our stockholders to effect service of process within the United States upon these persons. In addition, there is uncertainty as to whether the courts of Malaysia would recognize or enforce judgments of U.S. courts obtained against us or such officers and/or directors predicated upon the civil liability provisions of the securities law of the United States or any state thereof, or be competent to hear original actions brought in Malaysia against us or such persons predicated upon the securities laws of the United States or any state thereof.

Risks Related to our Operations in China

Contract drafting, interpretation and enforcement in China involve significant uncertainty.

We expect to enter into material contracts governed by PRC law in connection with our castor oil operations. As compared with contracts in the United States, contracts governed by PRC law tend to contain less detail and are not as comprehensive in defining contracting parties’ rights and obligations. As a result, contracts in China are more vulnerable to disputes and legal challenges. In addition, contract interpretation and enforcement in China is not as developed as in the United States, and the result of any contract dispute is subject to significant uncertainties. Therefore, we cannot assure you that we will not be subject to disputes under our material contracts, and if such disputes arise, we cannot assure you that we will prevail. Any dispute involving such contracts, even without merit, may materially and adversely affect our reputation and our business operations, and may cause the price of our securities to decline.

Under the EIT Law, we and/or Max Trend HK may be classified as a “resident enterprise” of the PRC. Such classification could result in tax consequences to us, our non-PRC resident enterprise shareholders and Max Trend HK.

On March 16, 2007, the National People’s Congress approved and promulgated a new tax law, the PRC Enterprise Income Tax Law, or “EIT Law,” which took effect on January 1, 2008. Under the EIT Law, enterprises are classified as resident enterprises and non-resident enterprises. An enterprise established outside of China with “de facto management bodies” within China is considered a “resident enterprise,” meaning that it can be treated in a manner similar to a Chinese enterprise for enterprise income tax purposes. The implementing rules of the EIT Law define “de facto management bodies” as a managing body that in practice exercises “substantial and overall management and control over the production and operations, personnel, accounting, and properties” of the enterprise; however, it remains unclear whether the PRC tax authorities would deem our managing body as being located within China. Due to the short history of the EIT Law and lack of applicable legal precedents, the PRC tax authorities determine the PRC tax resident treatment of a foreign (non-PRC) company on a case-by-case basis.

If the PRC tax authorities determine that we are and/or Max Trend HK is a “resident enterprise” for PRC enterprise income tax purposes, a number of PRC tax consequences could follow. First, we and/or Max Trend HK may be subject to enterprise income tax at a rate of 25% on our and/or Max Trend HK’s worldwide taxable income, as well as PRC enterprise income tax reporting obligations. Second, under the EIT Law and its implementing rules, dividends paid between “qualified resident enterprises” are exempt from the enterprise income tax. As a result, if we and Max Trend HK are treated as PRC “qualified resident enterprises,” all dividends paid from Max Trend WFOE to Max Trend HK and from Max Trend HK to us should be exempt from the PRC enterprise income tax.

If Max Trend HK were treated as a PRC “non-resident enterprise” under the EIT Law, then dividends that Max Trend HK receives from Max Trend WFOE (assuming such dividends were considered sourced within the PRC) (i) may be subject to a 5% PRC withholding tax, provided that Max Trend HK owns more than 25% of the registered capital of Max Trend WFOE continuously within 12 months immediately prior to obtaining such dividend from Max Trend WFOE, and the Arrangement between the Mainland of China and the Hong Kong Special Administrative Region for the Avoidance of Double Taxation and the Prevention of Fiscal Evasion with Respect to Taxes on Income (the “PRC-Hong Kong Tax Treaty”) were otherwise applicable, or (ii) if such treaty does not apply (i.e., because the PRC tax authorities may deem Max Trend HK to be a conduit not entitled to treaty benefits), may be subject to a 10% PRC withholding tax. Similarly, if we were treated as a “non-resident enterprise” under the EIT Law, and Max Trend HK were treated as a “resident enterprise” under the EIT Law, then dividends that we receive from Max Trend HK (assuming such dividends were considered sourced within the PRC) may be subject to a 10% PRC withholding tax. Any such taxes on dividends could materially reduce the amount of dividends, if any, we could pay to our shareholders.

Finally, if we are determined to be a “resident enterprise” under the EIT Law, this could result in a 10% PRC tax being imposed on dividends we pay to our investors that are not tax residents of the PRC (“non-resident investors”) and that are enterprises (but not individuals) and gains derived by them from transferring our securities, if such income or gain is considered PRC-sourced income by the relevant PRC tax authorities. In such event, we may be required to withhold the applicable PRC tax on any dividends paid to such non-resident investors. Such non-resident investors also may be responsible for paying the applicable PRC tax on any gain realized by them from the sale or transfer of our ADSs or ordinary shares in certain circumstances. We would not, however, have an obligation to withhold PRC tax with respect to such gain under the PRC tax laws.

On December 10, 2009, the State Administration of Taxation (“SAT”) released Circular Guoshuihan No. 698 (“Circular 698”) that reinforces the taxation of certain equity transfers by non-resident investors through overseas holding vehicles. Circular 698 is retroactively effective from January 1, 2008. Circular 698 addresses indirect equity transfers as well as other issues. According to Circular 698, where a non-resident investor who indirectly holds an equity interest in a PRC resident enterprise through a non-PRC offshore holding company indirectly transfers an equity interest in a PRC resident enterprise by selling an equity interest in the offshore holding company, and the latter is located in a country or jurisdiction where the actual tax burden is less than 12.5% or where the offshore income of its residents is not taxable, the non-resident investor is required to provide the PRC tax authority in charge of that PRC resident enterprise with certain relevant information within 30 days of the execution of the equity transfer agreement. The tax authorities in charge will evaluate the offshore transaction for tax purposes. In the event that the tax authorities determine that such transfer is abusing forms of business organization and a reasonable commercial purpose for the offshore holding company other than the avoidance of PRC income tax liability is lacking, the PRC tax authorities will have the power to re-assess the nature of the equity transfer under the doctrine of substance over form. A reasonable commercial purpose may be established when the overall international (including U.S.) offshore structure is set up to comply with the requirements of supervising authorities of international (including U.S.) capital markets. If the SAT’s challenge of a transfer is successful, it may deny the existence of the offshore holding company that is used for tax planning purposes and subject the seller to PRC tax on the capital gain from such transfer. Since Circular 698 has a short history, there is uncertainty as to its application. We (or a non-resident investor) may become at risk of being taxed under Circular 698 and may be required to expend valuable resources to comply with Circular 698 or to establish that we (or such non-resident investor) should not be taxed under Circular 698, which could have a material adverse effect on our financial condition and results of operations (or such non-resident investor’s investment in us).

If any PRC tax applies to a non-resident investor, the non-resident investor may be entitled to a reduced rate of PRC tax under an applicable income tax treaty and/or a deduction for such PRC tax against such investor’s domestic taxable income or a foreign tax credit in respect of such PRC tax against such investor’s domestic income tax liability (subject to applicable conditions and limitations). Prospective investors should consult with their own tax advisors regarding the applicability of any such taxes, the effects of any applicable income tax treaties, and any available deductions or foreign tax credits.

Adverse changes in political and economic policies of the PRC government could have a material adverse effect on the overall economic growth of China, which could materially adversely affect our business.

Our business, financial condition, results of operations and prospects may be affected by economic, political and legal developments in China. The PRC economy differs from the economies of most developed countries in many respects, including:

•	the amount of government involvement;
•	the level of development;
•	the growth rate;
•	the foreign exchange; and
•	the allocation of resources.

While the PRC economy has grown significantly since the late 1970s, the growth has been uneven, both geographically and among various sectors of the economy. The PRC government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures benefit the overall PRC economy, but may also have a negative effect on us. For example, our financial condition and results of operations may be adversely affected by government control over capital investments or changes in tax regulations that are applicable to us.

The PRC economy has been transitioning from a planned economy to a more market-oriented economy. Although the PRC government has in recent years implemented measures emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets and the establishment of sound corporate governance in business enterprises, a substantial portion of the productive assets in China is still owned by the PRC government. The continued control of these assets and other aspects of the national economy by the PRC government could materially and adversely affect our business. The PRC government also exercises significant control over economic growth in China through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies. Efforts by the PRC government to slow the pace of growth of the PRC economy could reduce demand for our products.

Any adverse change in the economic conditions or government policies in China could have a material adverse effect on the overall economic growth in China, which in turn could lead to a reduction in demand for our products and consequently have a material adverse effect on our business and prospects.

To fund any cash requirements we may have, we may need to rely on dividends, loans or advances made by our PRC subsidiary, Max Trend WFOE, which are subject to limitations and possible taxation under applicable PRC laws and regulations.

We may rely on dividends and other distributions on equity, or loans and advances made by our Chinese subsidiary, Max Trend WFOE, to fund any cash requirements we may have, including the funds necessary to pay dividends and other cash distributions, if any, to our shareholders, and to service any debt we may incur. The distribution of dividends and the making of loans and advances by entities organized in China are subject to limitations. Regulations in the PRC currently permit payment of dividends only out of unrestricted retained earnings as determined in accordance with accounting standards and regulations in China. Max Trend WFOE is also required to set aside at least 10% of its after-tax profit based on PRC accounting standards each year to its general reserves until the cumulative amount of such reserves reaches 50% of its registered capital. These reserves are not distributable as cash dividends, loans or advances. Max Trend WFOE may also allocate a portion of its after-tax profits, as determined by its board of directors, to its staff welfare and bonus funds, which may not be distributed to us. In addition, if Max Trend WFOE incurs debt on its own behalf in the future, the instruments governing the debt may restrict its ability to pay dividends or make other distributions to us.

Furthermore, under regulations of the State Administration of Foreign Exchange, or the SAFE, the Renminbi is not convertible into foreign currencies for capital account items, such as loans, repatriation of investments and investments outside of China, unless the prior approval of the SAFE is obtained and prior registration with the SAFE is made.

Uncertainties with respect to the PRC legal system could adversely affect us.

A portion of our oilseeds operations is located in China and subject to PRC laws and regulations. We are generally subject to laws and regulations in China, in particular, laws applicable to foreign-invested enterprises. The PRC legal system is based on written statutes. Prior court decisions may be cited for reference but have limited precedential value. However, China has not developed a fully integrated legal system and recently enacted laws and regulations may not sufficiently cover all aspects of economic activities in China. In particular, because these laws and regulations are relatively new, and because of the limited volume of published decisions and their nonbinding nature, the interpretation and enforcement of these laws and regulations involve uncertainties. In addition, the PRC legal system is based in part on government policies and internal rules (some of which are not published on a timely basis or at all) that may have a retroactive effect. As a result, we may not be aware of our violation of these policies and rules until some time after the violation. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention.

In particular, among other uncertainties regarding PRC laws and regulations that could affect us, the following uncertainties may have a significant adverse impact on our business and operations: (1) the uncertainties related to Contract Law of the PRC and relevant regulations may impede our ability to enforce contracts we have entered into with our business partners, customers and suppliers; (2) the uncertainties related to the Civil Procedure Law and relevant regulations may impede our ability to enforce our contracts and result in substantial costs and diversion of our resources and management attention; (3) the uncertainties related to Circular 75, Circular 142 released by the Administration of Foreign Exchange on August 29, 2008 and other foreign exchange regulations might limit our ability to convert foreign currency into Renminbi, acquire any other PRC companies, establish other VIEs in the PRC, or make dividend payments from Max Trend WFOE; (4) the uncertainties related to the New M&A Rules may require us to obtain prior approval of the China Securities Regulatory Commission, or CSRC, for the listing and trading of our securities on a senior exchange in the future; and (5) the uncertainties related to the new Enterprise Income Tax Law, or the EIT law, may result in tax consequence to us and our investors as we and/or Max Trend HK may be classified as a “resident enterprise” of the PRC.

We also cannot predict the effect of future developments in the PRC legal system, including the promulgation of new laws, changes to existing laws or the interpretation or enforcement thereof, or the preemption of local regulations by national laws. These uncertainties could limit the legal protections available to us and our foreign investors, including you.

Fluctuation in the value of the Renminbi may have a material adverse effect on your investment.

The change in value of the Renminbi against the U.S. dollar, Ringgit, Euro and other currencies is affected by, among other things, changes in China’s political and economic conditions. On July 21, 2005, the PRC government changed its decade-old policy of pegging the value of the Renminbi to the U.S. dollar. Under the policy, the Renminbi is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. This change in policy has resulted in an appreciation of the Renminbi against the U.S. dollar between July 21, 2005 and March 31, 2011. Provisions on Administration of Foreign Exchange, as amended in August 2008, further changed China’s exchange regime to a managed floating exchange rate regime based on market supply and demand. While the international reaction to the Renminbi revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in a further and more significant appreciation of the Renminbi against the U.S. dollar. To the extent our costs and expenses are denominated in Renminbi, future revisions in the exchange rate policy could increase our costs and expenses in U.S. dollar terms. There is a risk that proceeds from future financing will decrease in value if we choose not to or are unable to convert such proceeds into Renminbi and the Renminbi appreciates against the currency of such financing, which may reduce the value of your investment.

Recent regulations relating to offshore investment activities by PRC residents may limit our ability to acquire PRC companies and could adversely affect our business.

Circular 75 states that if PRC residents use assets or equity interests in their PRC entities as capital contributions to establish offshore companies or inject assets or equity interests of their PRC entities into offshore companies to raise capital overseas, they must register with local SAFE branches with respect to their overseas investments in offshore companies. They must also file amendments to their registrations if their offshore companies experience material events involving capital variation, such as changes in share capital, share transfers, mergers and acquisitions, spin-off transactions, long-term equity or debt investments or uses of assets in China to guarantee offshore obligations. Under this regulation, their failure to comply with the registration procedures set forth in such regulation may result in restrictions being imposed on the foreign exchange activities of the relevant PRC entity, including the payment of dividends and other distributions to its offshore parent, as well as restrictions on the capital inflow from the offshore entity to the PRC entity.

We attempt to comply, and attempt to ensure that our shareholders who are subject to these rules comply, with the relevant requirements. However, we cannot provide any assurances that all of our shareholders who are PRC residents will comply with our request to make or obtain any applicable registrations or comply with other requirements required by Circular 75 or other related rules. Any future failure by any of our shareholders who is a PRC resident, or controlled by a PRC resident, to comply with relevant requirements under this regulation could subject us to fines or sanctions imposed by the PRC government, including restrictions on Max Trend WFOE’s ability to pay dividends or make distributions to us and our ability to increase our investment in Max Trend WFOE.

SAFE rules and regulations may limit our ability to convert foreign funds into Renminbi, to invest in or acquire any other PRC companies, or establish VIEs in the PRC.

On August 29, 2008, SAFE promulgated Circular 142, a notice regulating the conversion by a foreign- invested company of foreign currency into Renminbi by restricting how the converted Renminbi may be used. The notice requires that the registered capital of a foreign-invested company settled in Renminbi converted from foreign currencies may only be used for purposes within the business scope approved by the applicable governmental authority and may not be used for equity investments within the PRC. In addition, SAFE strengthened its oversight of the flow and use of the registered capital of a foreign-invested company settled in Renminbi converted from foreign currencies. The use of such Renminbi capital may not be changed without SAFE’s approval, and may not in any case be used to repay Renminbi loans if the proceeds of such loans have not been used. Violations of Circular 142 will result in severe penalties, such as heavy fines. As a result, Circular 142 may significantly limit our ability to convert the foreign funds into Renminbi to invest in or acquire any other PRC companies, or establish VIEs in the PRC.

We have procedures in place to ensure the safekeeping and use of our corporate chop. If our corporate chop is lost or stolen and we do not comply with PRC laws requiring the announcement of such loss or theft, we will be unable to enter into new business contracts, which could hinder our operations and we could become liable for the fraudulent use of our corporate chop by others.

The regulation of the Official Chop Management of the Government Institute, Enterprise and other Social Entity [Guofa (25) 1999] released by the State Council requires that each company must maintain a corporate chop, which is made by an authorized entity assigned by the local public security bureau. Once the corporate chop is made, it is recorded in the local office of the State of Administration for Industry and Commerce. Under the PRC law, the parties to a contract can choose to use the signature of an authorized legal representative or the corporate chop as a pre-condition to the effectiveness of a contract. In business, when a company affixes its corporate chop to agreements or other documentation, it reflects that the contract is effective and the company is obligated to perform under the agreements. Each company should have a procedure in place to safekeep and maintain its corporate chop to ensure that only authorized persons have access and use it, and to prevent loss or theft.

Max Trend WOFE takes precautions with respect to the safekeeping and authorized use of the corporate chop. Max Trend entrusted SBA Stone Forest Advisory (Shanghai) Co., Ltd. Shenzhen Branch ("SBASF") to maintain and safekeep the corporate chop safely in cabinet. SBASF is SSAE16 certified corporate secretary with strict custody rules. The custodian staff of SBASF releases the corporate chops after receiving approval via email from Mr. Teh, our Chief Financial Officer, and from a team leader/manager. SBASF also manages the approval process through an online system called CRMS, which records every instance of usage. Through the SBASF, we are able to monitor and record all instances under which our corporate chops are released.

Under the PRC law, if a company loses its corporate chop, it needs to make a public announcement in the local newspaper, report the loss or theft to the local public security bureau and apply for a new corporate chop. If the company does not take the necessary steps above, the company is at risk that a third party who gets the corporate chop could use it to fraudulently represent the company in business transactions. Claims could be brought against the company and it could be held liable and accountable for these business transactions, even if the company did not authorize use of the corporate chop. As a result of the fraudulent use of the corporate chop, the company could have to pay damages to a third party who brings a claim, which depending on the nature of these contracts and the obligations fraudulently assumed by the company, could result in significant monetary losses. If the company does timely make the public announcement, report it to the local public security bureau and apply for a new Corporate Chop, then it will not assume liability in the event the corporate chop lost or stolen and is fraudulently used.

Risks Related to Management, Stockholder Control and Our Securities

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

ITEM 1B. Unresolved Staff Comments.

None.

ITEM 2. Properties.

On October 29, 2010, we leased from Atomic Vision Sdn. Bhd. approximately 1,400 square feet of office space at our headquarters located at 11-2, Jalan 26/70A, Desa Sri Hartamas, 50480 Kuala Lumpur, Malaysia at a monthly rate of MYR 2,500, which is approximately US$817. Our lease was recently renewed and expires November 30, 2014. Weng Kung Wong, our Chief Executive Officer and director, owns 50% of PGCG Properties Sdn. Bhd., the sole shareholder of Atomic Vision Sdn.Bhd. This does not constitute a VIE required to be consolidated due to the ability of Atomic Vision Sdn. Bhd. to stand alone and the rental rate is at a market rate. The foregoing description of the lease is qualified in its entirety by reference thereto, which is filed as Exhibit 10.5 to this Annual Report, and is incorporated herein by reference.

We believe that our current facilities are adequate for our current needs. We believe that suitable additional space will be available on commercially reasonable terms as needed to accommodate our operations.

We also own and expect to develop the Land, the Dunford Parcels and a 15 story commercial building located in Kuala Lumpur, Malaysia, as part of our real estate business operations.

ITEM 3. Legal Proceedings.

There are no material pending legal proceedings to which we are a party or to which any of our property is subject, nor are there any such proceedings known to be contemplated by governmental authorities. None of our directors, officers or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

The following table sets forth the high and low closing sale prices for the periods presented as reported on the Over the Counter Bulletin Board. There is no established public trading market for our securities and a regular trading market may not develop, or if developed, may not be sustained.

	Price Range
	High	Low
Fiscal 2011
First quarter	$.56	$.25
Second quarter	$.99	$.15
Third quarter	$1.30	$.23
Fourth quarter	$2.5	$.86
Fiscal 2012
First quarter	$3.00	$1.51
Second quarter	$3.00	$2.70
Third quarter	$3.20	$2.00
Fourth quarter	$2.40	$2.00

Our common stock is quoted on the Over the Counter Bulletin Board under the symbol PGCG.

Performance Graph

The performance graph below shows the three-year cumulative total stockholder return on our common stock during the period from December 24, 2009, the date trading of our securities began, through October 31, 2012. This is compared with the cumulative total return of Genpact Limited* and the NASDAQ Index over the same period. The comparison assumes $100 was invested on December 24, 2009, in our common stock and in each of the foregoing indices and assumes reinvestment of dividends, if any. Dollar amounts in the graph are rounded to the nearest whole dollar. The performance shown in the graph represents past performance and should not be considered an indication of future performance.

COMPARISON OF 3 YEAR CUMULATIVE TOTAL RETURN*

Among Prime Global Capital Group Incorporated, Genpact Limited and Nasdaq Composite Index

*GENPACT provides business process management and technology services.

34

	*12/24/2009	10/29/2010	10/31/2011	10/31/2012
PGCG	100.00	13.33	83.33	80.00
GENPACT	100.00	107.58	109.27	119.15
Nasdaq Composite Index	100.00	109.70	117.44	130.26

*First day of trading was December 24, 2009.

(b)  Approximate Number of Holders of Common Stock

As of December 17, 2012, there were approximately 1279 shareholders of record of our common stock. Such number does not include any shareholders holding shares in nominee or “street name”.

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

(e)  Recent Sales of Unregistered Securities

The information set forth below describes our issuance of securities without registration under the Securities Act of 1933, as amended, during the year ended October 31, 2012, that were not previously disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K: None.

ITEM 6. Selected Financial Data.

The following selected financial information has been derived from our historical audited consolidated financial statements and should be read in conjunction with the consolidated financial statements and the accompanying notes for the corresponding fiscal years:

	Fiscal Year	Fiscal Year	Seven Months	Fiscal Year	Fiscal Year
	2012(1)	2011(1)	2010(2)	2010(3)	2009(3)

	(In thousands, except percentages, per share amounts and number of employees)
Net sales	$3,046	$3,753	$537	$-	$-
Gross profit	$2,710	$2,926	$168	$-	$-
(% of net sales)	88.9	77.9	31.3	-	-
General and administrative	$1,528	$749.3	$92.7	$1	$-
(% of net sales)	50.2	20.0	17.3	-	-
Operating income (loss)	$1,182	$2,176	$75.3	$(1)	$-
(% of net sales)	38.8	57.9	14.0		-
Other income (expense)	$811	$24	$(1)	$-	$(6)
(% of net sales)	26.6	0.6	.2	NM	NM
Income (loss) before income taxes	$1,993	$2,201	$75.0	$(1)	$(177)
Effective tax rate (%)	26.1	29.8	27.5	-	-
Net income (loss)	$1,473	$1,545	$54.2	$(1)	$(177)
(% of net sales)	48.4	41.2	10.1	(0.0)	-
Earnings (loss) per diluted share	$0.00*	$0.00*	$0.00*	$(0.00)	$(0.00)
Weighted average common shares, basic	504,752,402	391,937,428	16,500,000	16,500,000	16,500,000
Working capital	$5,039	$5,424	$303	$303	$-
Long-term debt	$31	$41	$50	$50	$-
Stockholders’ equity	$38,634	$6,425	$378	$378	$(642)
Total assets	$41,585	$7,438	$797	$797	$-

 * Denotes less than $0.01 per share

(1)	The fiscal year ends 10/31
(2)	Represents seven months ended 10/31.
(3)	The fiscal year ends 3/31. The Company was formed January 26, 2009.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This discussion summarizes the significant factors affecting the operating results, financial condition, liquidity and cash flows of the Company and its subsidiaries for the fiscal years ended October 31, 2012 and 2011 and March 31, 2010, and the seven months ended October 31, 2010 and 2009. The discussion and analysis that follow should be read together with the section entitled “Forward Looking Statements” and our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this annual report on Form 10-K.

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

Overview

During fiscal year 2012, we operated in the following four business segments: (i) the provision of IT consulting, programming and website development services; (ii) our oilseeds business; (iii) our real estate business and (iv) the distribution of consumer products. Our software and oilseeds businesses each accounted for approximately half of our revenues for fiscal year 2012. We did not generate any revenues from any of our other business segments during fiscal year ended 2012. Summarized financial information regarding each revenue generating segment and the real estate business segment as of fiscal year end October 31, 2012 is as follows:

	Year ended October 31, 2012
	Software Business	Trading Business	Plantation Business	Real Estate Business	Corporate	Total

Revenues, net	$1,505,606	$-	$1,540,736	$-	$-	$3,046,342
Cost of revenues	(35,205)	-	(301,584)	-	-	(336,789)
Gross profit	1,470,401	-	1,239,152	-	-	2,709,553
General and administrative	-	-	(409,822)	-	(1,118,096)	(1,527,918)
Other income (expense)	-	-	33,993		777,259	811,252
Net income (loss)	1,413,613	-	595,857	-	(536,754)	1,472,716
Total assets	18,645	-	9,426,760	25,423,311	$6,716,242	41,584,958
Expenditure for long-lived assets	$-	$-	$7,061,225	$24,965,918	$31,010	$32,058,153

Our m-commerce and consumer distribution products businesses are operated through UHT. Our oilseeds business is operated through Virtual Setup Sdn. Bhd., or VSSB, and Max Trend WFOE. Our real estate business is operated through PGCG Assets Holding Sdn. Bhd.

Our initial business plan which was launched in July 2010 broadly encompassed the development, distribution and operation of mobile and online social networking, ecommerce and search products and services. However, as a result of the challenges we experienced in implementing our m-commerce business plan, we began seeking business opportunities in the oilseeds industry in fiscal year 2011 with a specific focus on the acquisition, lease or management of existing castor seed and oil palm plantations located in Asia. On May 29, 2012, we consummated our acquisition of VSSB and its palm oil plantation and VSSB became our wholly owned subsidiary.

We entered into a trial planting arrangement with Srira Cha province, Thailand, for the cultivation of castor plants in December 2011. Upon a successful trial planting, we anticipate entering into a five year contract farming arrangement with Srira Cha province involving up to 500,000 Rai of land with the goal of building and operating two castor processing plants during such five year period. We hope to commence trial planting by the second quarter of 2013.

We acquired for nominal consideration a dormant company Max Trend International Limited, a Hong Kong limited liability company, or Max Trend HK. Max Trend HK owns Shenzhen Max Trend Green Energy Company Limited, a wholly foreign owned enterprise under the laws of the People’s Republic of China, or Max Trend WFOE, which was dormant at the time of acquisition. Max Trend WFOE began operations during the quarter ended July 31, 2012 and sells castor seeding and provides technical know-how under a bundled sales arrangement.

We have scaled back our m-commerce activities except for the provision of IT consulting, programming and website development services related to software previously sold. We intend to continue to engage in limited after sales consulting/website development activities and future sales activities only if such opportunities become readily available. Our sales consulting/website development activities accounted for approximately half of our net revenue for fiscal year ended October 31, 2012, as compared to 77% of our net revenue during fiscal year ended October 31, 2011. We expect this business segment to account for a decreasing share of our net revenue in the near future.

We expect to continue distributing consumer goods only if such opportunities become readily available. We do not expect to invest significantly in our consumer product distribution operations and did not generate any revenue from this business segment during the fiscal year ended October 31, 2012. We do not expect this business segment to generate significant revenue in the near future.

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

On July 26, 2012, PGCG Assets Holdings Sdn. Bhd., (a wholly owned subsidiary of our wholly owned subsidiary Union Hub Technology Sdn. Bhd.), or PGCG Assets, consummated the purchase of 21.8921 hectares (54.10 acres) of vacant development land located in Selangor, Malaysia, or the Land. PGCG Assets was the successful bidder at a public auction held on March 30, 2012, in Kuala Lumpur, Malaysia, for the Land, which was acquired on an “As Is Where Is” basis. The land is subject to a 99-year leasehold, expiring July 30, 2100, and was sold for MYR12,660,000.

In August 2012, we executed a Sales and Purchase Agreement to purchase a 12 story commercial building located at Megan Avenue 1, No. 189, Jalan Tun Razak, 50400 Kuala Lumpur, Malaysia at an aggregate purchase price of US MYR12,300,000. We expect to consummate this purchase within the next six months.

On October 17, 2012, we consummated the acquisition of Dunford Corporation Sdn. Bhd., or Dunford, for MYR55,000,000. Dunford’s primary assets consist of two parcels of undeveloped land located in Selangor, Malaysia aggregating approximately 31 acres and assets related to Dunford’s insurance agency and secretarial services businesses. As of October 31, 2012, we disposed of Dunford’s previous insurance agency and secretarial services businesses. We intend to develop the Dunford Parcels land for commercial and residential purposes.

In December 2012, we consummated the purchase of a 15 story commercial building located at Geran 10010, Lot 238 Section 43, Town and District of Kuala Lumpur, Wilayah Persekutuan, Kuala Lumpur, Malaysia at a purchase price of MYR 81,500,000.

As of October 31, 2012, we had approximately $1.3 million available cash balance, $6.4 million marketable securities available for sale and payment obligations of $27.6 million related to the purchase of two commercial buildings in Malaysia. We consummated the purchase of one of the commercial buildings in December 2012, financing the acquisition through a combination of cash and a bank loan. We will require approximately $3.7 million to consummate the purchase of the remaining 12 story commercial building. Consistent with past practice, we hope to obtain the necessary additional financing from our shareholders, executive officers and directors or through external financing. We are currently conducting internal discussions to obtain the necessary financing, however, there can be no assurance that we will be able to obtain sufficient funds on acceptable terms to timely meet our obligations.

Approval to Initiate Uplisting Process

On December 12, 2011, our board of directors approved, authorized and directed our officers to initiate the process for listing shares of the Company’s common stock on one or more U.S. national securities exchanges including the NYSE Amex Equities Exchange. We have elected to delay uplisting efforts until the end of calendar year 2013 or 2014 to focus on implementing our business plan.

Results of Operations

The following table sets forth certain operational data for the periods indicated:

	For the Fiscal Years Ended			Seven Months Ended
	October 31, 2012	October 31, 2011	March 31, 2010	October 30, 2010

Total net revenues	$3,046,342	$3,753,063	$-	$537,040
Software sales	1,505,606	2,887,361	-	290,281
Product sales	-	756,133	-	246,759
Plantation sales	1,540,736	109,569	-	-
Total cost of revenue	(336,789)	(827,333)	-	(369,000)
Software sales	(35,205)	(147,342)	-	(173,768)
Product sales	-	(596,065)	-	(195,232)
Plantation sales	(301,584)	(83,926)	-	-
Gross profit	2,709,553	2,925,730	-	168,040
Software sales	1,470,401	2,740,019	-	116,513
Product Sales	-	160,068	-	51,527
Plantation Sales	1,239,152	25,643	-	-
General and administrative expenses (including $8,992 and $510 to a related party in fiscal 2011 and seven months ended 10/31/2010, respectively)	(1,527,918)	(749,292)	(494)	(92,693)
Other income, net (expense)	811,252	24,359	-	(472)
Income tax expense	(520,171)	(655,860)	-	(20,613)
Net income (loss)	1,472,716	1,544,937	(494)	54,262

Comparison of the fiscal years ended October 31, 2012 and October 31, 2011

Net Revenue. We generated net revenue of $3,046,342 and $3,753,063 for the fiscal years ended October 31, 2012 and 2011, respectively.

Software sales accounted for approximately 49.4% as compared to 77% of our net revenue for the fiscal years ended October 31, 2012 and 2011, respectively, with sales to related parties accounting for $1,820, or approximately 0.12%, and $881,567, or approximately 31%, of our software sales in fiscal years 2012 and 2011, respectively. Our oilseeds business accounted for approximately 50.6% of our net revenue for fiscal year ended October 31, 2012, compared to 3% for fiscal year ended October 31, 2011. The decrease of software related revenue and the increase in oilseeds revenue is a direct result of our shift away from our software business to our oilseeds and real estate business segments. We expect to continue to experience a significant decrease in revenues generated from software sales and expect our oilseeds and real estate businesses to account for a larger percentage of our net revenues on a going forward basis.

We did not derive any revenue from product sales in fiscal year ended October 31, 2012. Revenue derived from product sales accounted for approximately 20% of our revenues for fiscal year ended October 31, 2011 and were generated from sales to Legend Venture Pte. Ltd., a related party located in Singapore. This decrease is attributable to our shift in focus away from our consumer product sales business segment. On a going forward basis, we expect to make product sales only as such opportunities may arise. Accordingly, we do not expect product sales to account for a significant portion of our net revenues.

Cost of Revenue. Our cost of revenue as a percentage of revenue was 11% for the fiscal year ended October 31, 2012 with software sales and plantation sales accounting for approximately 10.45% and 89.55%, respectively. Cost of revenue as a percentage of revenue was 22% for the fiscal year ended October 31, 2011, with software sales, product sales and plantation sales accounting for approximately 17.81%, 72.05% and 10.14%, respectively. The decrease is primarily attributable to the lower cost of revenue associated with the software and oilseeds derived revenue as compared to the cost of revenue associated with product sales. Cost of revenue in 2012 consisted primarily of software purchase costs, costs of labor that are directly attributable to the sale of software and costs related to the palm oil business such as rental of plantation land, material supplies and subcontracting costs incurred for planting, fertilizing and harvesting the palm oil tree. Shipping and handling costs associated with the distribution of fresh fruit bunches to the customers are also included in cost of revenues.

We expect our cost of revenue attributable to our oilseeds and real estate businesses to continue to increase and those attributable to our other segments to decrease as we shift our focus to our oilseeds and real estate businesses.

Gross Profit. We achieved a gross profit of $2,709,553 for the fiscal year ended October 31, 2012, as compared to $2,925,730 for the fiscal year ended October 31, 2011, with software sales and plantation sales accounting for approximately 54.27% and 45.73%, respectively. The decrease is attributable to our transition away from our software business to focus on our oilseeds and real estate businesses. We expect gross profit attributable to software sales to significantly decrease as we shift our focus to our oilseeds and real estate businesses. Similarly, we expect our gross profit derived from our oilseeds and real estate businesses to increase.

General and Administrative Expenses (“G&A”). We incurred G&A expenses of $1,527,918 for the fiscal year ended October 31, 2012, representing an increase of $778,626, as compared to $749,292 for the fiscal year ended October 31, 2011. The increase in G&A is primarily attributable to the commencement of our oilseeds business operations. While we expect G&A expenses attributable to software sales to decline as we shift away from that segment, we believe that such decline will be offset by increases incurred in connection with our expanding oilseeds and real estate operations.

We did not make any significant investments in our consumer goods business and did not generate sales in fiscal year ended October 31, 2012. We expect to continue relying on the personal relationships of our executive officers and directors in generating sales on a going forward basis and do not expect our consumer goods business to incur significant G&A expenses.

As a general matter, we expect our G&A to increase in the foreseeable future as we transition into reporting as a large accelerated filer and acquire real estate or other businesses and assets. G&A as a percentage of net revenue was approximately 50.16% for the fiscal year ended October 31, 2012.

Other Income, net. We incurred net other income of $811,252 for the fiscal year ended October 31, 2012, as compared to $24,359 for the fiscal year ended October 31, 2011. The increase is attributable primarily to stock dividend income of $177,400, realized gain from sale of available-for-sale securities of $639,853 and interest expense of $1,937 incurred in connection with financing the purchase of a motor vehicle on or about the commencement of our business operations.

Income Tax Expense. We recorded income tax expenses of $520,171 for the fiscal year ended October 31, 2012, as compared to $655,860 for the fiscal year ended October 31, 2011. The decrease is primarily attributable to the decrease in revenues resulting from our shift in focus away from software sales to focus on our oilseeds and real estate business operations. Tax expense as a percentage of income before income tax was approximately 26.1% for the fiscal year ended October 31, 2012, as compared to 29.8% for the fiscal year ended October 31, 2011.

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

We expect our cost of revenue attributable to our oilseeds and real estate business to increase and those attributable to our software and product sales segments to decrease as we shift our focus to our oilseeds and real estate businesses.

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

General and Administrative Expenses (“G&A”). We incurred G&A expenses of $749,292 for the fiscal year ended October 31, 2011, representing an increase of $748,798, as compared to $494 for the fiscal year ended March 31, 2010. $70,000 of the G&A expenses incurred for fiscal year 2011 are attributable to stock based compensation issued to our executive officers. The awarded securities were valued in accordance with ASC Topic 718, “Compensation-Stock Compensation” as of the grant date.

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

Other Income, net. We incurred net other income of $24,359 for the fiscal year ended October 31, 2011, as compared to $0 for the fiscal year ended March 31, 2010. The increase is attributable primarily to stock dividend income of $37,660, net of realized loss from sale of available-for-sale securities of $11,329 and interest expense of $1,972 incurred in connection with financing the purchase of a motor vehicle on or about the commencement of our business operations.

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

Software sales accounted for approximately 54% of our net revenue for the seven months ended October 31, 2010, with sales to related parties accounting for $187,243, or approximately 64.5%, of our software sales. As we shift away from our software business, we expect to experience a significant decrease in revenues generated from software sales and expect software sales to account for a smaller percentage of our future net revenues.

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

Liquidity and Capital Resources

As of October 31, 2012 and 2011, cash and cash equivalents were $1.3 million and $2.6 million, respectively. Our net income was $1,472,716 as of October 31, 2012 and $1,544,937 as of October 31, 2011. The decrease in cash was due to the acquisition of real estate in Malaysia. Our ratio of current assets to current liabilities was 2.73:1 as of October 31, 2012 compared to 6.58:1 as of October 31, 2011.

As of October 31, 2012, we had approximately $1.3 million available cash balance, $6.4 million marketable securities available for sale and payment obligations of $27.6 million related to the purchase of two commercial buildings in Malaysia. We consummated the purchase of one of the commercial buildings in December 2012, financing the acquisition through a combination of cash and a bank loan. We will require approximately $3.7 million to consummate the purchase of the remaining 12 story commercial building and US$ 10,000 to initiate trial planting of castor plants.

We expect to incur significantly greater expenses in the near future, including the contractual obligations that we have assumed discussed below, to consummate the purchase of our commercial properties and begin development activities. We also expect our general and administrative expenses to increase as we expand our finance and administrative staff, add infrastructure, and incur additional costs related to being a large accelerated filer, including directors’ and officers’ insurance and increased professional fees.

We have never paid dividends on our Common Stock. Our present policy is to apply cash to investments in product development, acquisitions or expansion; consequently, we do not expect to pay dividends on Common Stock in the foreseeable future.

The success of our growth strategy is dependent upon the availability of additional capital resources on terms satisfactory to management. Our sources of capital in the past have included the sale of equity securities, which include common and preferred stock sold in private transactions and public offerings, capital leases and long-term debt. In fiscal year 2012 alone, we raised $30.4 million from sales of our securities to existing shareholders including $20,890,272 from Weng Kung Wong, our Chief Executive Officer. There can be no assurance that we can raise such additional capital resources on satisfactory terms. We believe that our current cash and other sources of liquidity discussed below are adequate to support operations for at least the next 12 months.

	Fiscal Year Ended			Seven Months Ended
	10/31/2012	10/31/2011	3/31/2010	10/31/2010
Net cash provided by (used in) operating activities	875,756	2,256,822	(88,912)	90,399
Net cash used in investing activities	(33,710,175)	(4,964,998)	-	(70,425)
Net cash provided by financing activities	31,942,366	4,785,361	-	491,298

Net Cash Provided By Operating Activities.

For the fiscal year ended October 31, 2012, net cash provided by operating activities was $875,756, which consisted primarily of net income of $1,472,716, depreciation of $56,541, net loss on acquisition of $53,595, an decrease in deposits and other receivables of $9,498, and an increase in income tax payables of $154,923, offset by gain on disposal of plant and equipment of $1,437, realized gain from sale of available-for-sale securities of $639,853, an increase in accounts receivable of $35,191, a decrease in accounts payable of $3,900, an decrease in accrued liabilities and other payables of $191,136.

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

As we shift away from our software and product sales businesses, we expect cash derived from these activities to significantly decrease. We anticipate cash from our oilseeds operating activities to increase as we focus on our oilseeds operations. We expect to receive cash from our real estate operations once we consummate the purchase of our commercial buildings, which will be offset by the increased expenses associated with developing our residential projects. We expect to continue to rely on cash generated through private placements of our securities, however, to finance our operations and future acquisitions.

Net Cash Used in Investing Activities.

For the fiscal year ended October 31, 2012, net cash used in investing activities was $33,710,175, which primarily attributable to purchase of marketable securities of $11,556,834, properties, plant and equipment purchases of $29,045,186, deposits on purchase of commercial buildings of $3,012,967, offset by proceeds from sale of marketable securities of $9,720,786 and acquisition of a subsidiary of $175,032.

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

Net Cash Provided By Financing Activities.

For the fiscal year ended October 31, 2012, net cash provided by financing activities was $31,942,366, consisting primarily of $30,391,100 in sale of common stock to various investors, advances from a director of $1,597,746 offset by repayments of $8,263 on a finance lease and advance to a related party of $38,217.

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

Contractual Obligations and Commercial Commitments

We had the following contractual obligations and commercial commitments as of October 31, 2012:

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations
Office premises	20,444	9,813	10,631	-	-
Office equipment	-	-	-	-	-
Vehicles	-	-	-	-	-
Total operating lease obligations	20,444	9,813	10,631	-	-

On December 11, 2012, PGCG Assets obtained a loan in the principal amount of RM 41,000,000 from Hong Leong Bank Berhad, or Lender, to finance the acquisition of a fifteen story office building located at Geran 10010, Lot 238 Section 43, Town and District of Kuala Lumpur, Wilayah Persekutuan, Kuala Lumpur, Malaysia, for RM 81,500,000. The outstanding principal amount will accrue interest at a monthly rate equal to Lender’s publicized base lending rate plus 1.75% in accordance with the terms and conditions of a Facilities Agreement, or the Facilities Agreement, and a previously signed Letter of Offer dated October 29, 2012, or the Letter of Offer. The base lending rate is a variable rate quoted by Lender from time to time, which as of the date of the Letter of Offer was 6.60%. The loan is repayable over a period of 15 years in 180 monthly installments of RM 147,147. Prepayments are subject to three months written notice, and Lender is entitled to assess additional fees equal to 1% of the prepaid amount in its discretion.

A copy of the Letter of Offer and Facilities Agreement are incorporated herein by reference and filed as Exhibits 10.5 and 10.6 to this Current Report on Form 8-K. The description of the transactions contemplated by the Letter of Offer and the Facilities Agreement set forth herein does not purport to be complete and is qualified in its entirety by reference to the full text of the exhibits filed herewith and incorporated herein by reference.

Critical Accounting Policies and Estimates

•	Basis of presentation

These accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

•	Use of estimates

In preparing these consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets and revenues and expenses during the years or period reported. Actual results may differ from these estimates.

•	Basis of consolidation

The consolidated financial statements include the accounts of PGCG and its subsidiary and VIE. All significant inter-company balances and transactions between the Company and its subsidiary and VIE have been eliminated upon consolidation.

•	Acquisition loss

Acquisition loss represents the deficit from the calculation based on assumed net liabilities and the purchase price.

•	Cash and cash equivalents

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

•	Properties, plant and equipment

Plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational:

Expected useful life
Freehold plantation land	Indefinite
Land under development	Indefinite or 99 years
Office furniture and equipment	10 years
Motor vehicle	5 years
Computer equipment	3 years

Expenditure for maintenance and repairs is expensed as incurred. The gain or loss on the disposal of plant and equipment is the difference between the net sales proceeds and the carrying amount of the relevant assets and is recognized in the statement of operations.

•	Impairment of long-lived assets

Long-lived assets primarily include deposits on plantation purchase and plant and equipment. In accordance with the provision of ASC Topic 360-10-5, “Impairment or Disposal of Long-Lived Assets”, the Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There has been no impairment charge for the years or period presented.

•	Finance leases

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

Cost of revenue on software sales primarily includes the purchase cost of software products and the labor cost incurred in the modifications, customization and enhancement of software products, the development of websites and maintenance and support services. All costs are expensed off when the software products and its related website domain are transferred to the customer.

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

The Company conducts major businesses in Malaysia and the PRC and is subject to tax in its own jurisdiction. As a result of its business activities, the Company will file separate tax returns that are subject to examination by the foreign tax authority.

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

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. The Company operates in four reportable operating segments.

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

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk.

Foreign Exchange Risk

While our reporting currency is the US dollar, almost all of our consolidated revenues and consolidated costs and expenses are denominated in MYR and RMB. All of our assets are denominated in MYR except for some cash and cash equivalents and accounts receivables. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate among US dollar, MYR and RMB. If the MYR/RMB depreciates against the US dollar, the value of our MYR/RMB revenues, earnings and assets as expressed in our US dollar financial statements will decline. We have not entered into any hedging transactions in an effort to reduce our exposure to foreign exchange risk.

Commodity price

Our primary market risk exposure results from the price we receive for our palm oil product and oilseeds. We do not currently engage in any commodity hedging activities, although we may do so in the future. Realized commodity pricing for our operation is primarily driven by the prevailing worldwide price for palm oil product and oilseeds. Pricing for palm oil product and oilseeds has been volatile and unpredictable in recent years, and we expect this volatility to continue in the foreseeable future. The prices we receive for operation depend on many factors outside of our control, including volatility in the differences between product prices at sales points and the applicable commodity index price.

Malaysian real estate market risk

Our real estate business may be affected by market conditions and economic challenges experienced by the economy as a whole in Malaysia, conditions in the credit markets or by local economic conditions in the markets in which its properties are located. Such conditions may impact our results of operations, financial condition or ability to expand its operations.

Market risk related to marketable securities

We are also exposed to the risk of changes in the value of financial instruments, caused by fluctuations in equity prices related to marketable securities. Changes in these factors could cause fluctuations in earnings and cash flows.

ITEM 8. Financial Statements and Supplementary Data.

Separate Report on the Audit of Internal Control

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Prime Global Capital Group Incorporated:

We have audited Prime Global Capital Group Incorporated’s internal control over financial reporting as of October 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Prime Global Capital Group Incorporated’s management is responsible for maintaining effective internal control over financial reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Prime Global Capital Group Incorporation maintained, in all material respects, effective internal control over financial reporting as of October 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet and the related statement of income, stockholder equity and comprehensive income, and cash flows of Prime Global Capital Group Incorporated, and our report dated December 31, 2012 expressed a unqualified opinion.

/s/ Borgers & Cutler CPA’s PLLC

Borgers & Cutler CPA’s PLLC

Denver, CO

December 31, 2012

Separate Report on the Audit of the Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Prime Global Capital Group Incorporated:

We have audited the accompanying consolidated balance sheet of Prime Global Capital Group Incorporated and its subsidiaries (“the Company”) as of October 31, 2012 and the related consolidated statement of operation and comprehensive income, cash flow and stockholder equity for the year then ended. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Prime Global Capital Group Incorporated as of October 31, 2012, and the results of its operations and its cash flows for the period ended October 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Prime Global Capital Group Incorporated’s internal control over financial reporting as of October 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated December 31, 2012 expressed a unqualified opinion.

/s/ Borgers & Cutler CPA’s PLLC

Borgers & Cutler CPA’s PLLC

Denver, CO

December 31, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Prime Global Capital Group Incorporated

(Formerly Home Touch Holding Company)

(Successor of Union Hub Technology Sdn. Bhd.)

We have audited the accompanying consolidated balance sheets of Prime Global Capital Group Incorporated and its subsidiary (“the Company”) as of October 31, 2010 and March 31, 2010 and the related consolidated statement of operations and comprehensive income, cash flows and stockholders’ equity for the seven months ended October 31 2010 and for the year ended March 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of October 31, 2010 and March 31, 2010 and the results of operations and cash flows for the seven months ended October 31 2010 and for the year ended March 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

/s/ ZYCPA Company Limited

HKCMCPA Company Limited

(Formerly ZYCPA Company Limited)

Certified Public Accountants

Hong Kong, China

February 25, 2011

PRIME GLOBAL CAPITAL GROUP INCORPORATED

CONSOLIDATED BALANCE SHEETS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of October 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$1,336,849	$2,592,687
Marketable securities, available-for-sale	6,473,773	3,680,710
Accounts receivable	63,157	27,422
Deposits and other receivables	85,360	95,426

Total current assets	7,959,139	6,396,245

Property, plant and equipment, net	30,557,652	245,723

Non-current assets:
Deposits on plantation purchase	–	795,935
Deposits on commercial buildings purchase	3,068,167	–
TOTAL ASSETS	$41,584,958	$7,437,903

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,431	$9,367
Amounts due to related parties	1,988,516	182,278
Income tax payable	834,925	675,246
Current portion of obligation under finance lease	8,413	7,411
Accrued liabilities and other payables	82,435	98,270

Total current liabilities	2,919,720	972,572

Long-term liabilities:
Obligation under finance lease	31,321	40,556

Total liabilities	2,951,041	1,013,128

Commitments and contingencies (Note 18)

Stockholders’ equity:
Preferred stock, $0.001 par value; 100,000,000 shares authorized; no shares issued and outstanding	–	–
Common stock, $0.001 par value; 1,000,000,000 shares authorized; 512,682,393 and 500,110,613 shares issued and outstanding, as of October 31, 2012 and 2011	512,683	500,111
Additional paid-in capital	35,088,677	4,710,149
Accumulated other comprehensive loss	(21,683)	(367,009)
Retained earnings	3,054,240	1,581,524

Total stockholders’ equity	38,633,917	6,424,775

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$41,584,958	$7,437,903

See accompanying notes to consolidated financial statements.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Years ended October 31,		Seven months ended October 31,	Year ended March 31,
	2012	2011	2010	2010
Revenues, net:
Software sales	$1,505,606	$2,887,361	$290,281	$–
Product sales	–	756,133	246,759	–
Plantation sales	1,540,736	109,569	–	–
Total revenues, net	3,046,342	3,753,063	537,040	–

Cost of revenue:
Cost of revenues, related party	–	(104,147)	(172,165)	–
Cost of revenues, non related party	(336,789)	(723,186)	(196,835)	–
Total cost of revenue	(336,789)	(827,333)	(369,000)	–

Gross profit	2,709,553	2,925,730	168,040	–

Operating expenses:
General and administrative	(1,527,918)	(749,292)	(92,693)	(494)

Income (loss) from operations	1,181,635	2,176,438	75,347	(494)

Other income (expense):
Dividend income	177,400	37,660	–	–
Realized gain (loss) from sale of available-for-sale securities	639,853	(11,329)	–	–
Interest income	16,840	–
Interest expense	(1,937)	(1,972)	(472)	–
Net loss on acquisition	(53,595)	–	–	–
Other income	32,691	–	–	–

Total other income (expense)	811,252	24,359	(472)	–

Income (loss) before income taxes	1,992,887	2,200,797	74,875	(494)

Income tax expense	(520,171)	(655,860)	(20,613)	–

NET INCOME (LOSS)	1,472,716	$1,544,937	$54,262	$(494)

Other comprehensive income (loss):
- Unrealized holding gain (loss) on available-for-sale securities	91,080	(339,034)	–	–
- Foreign exchange adjustment gain (loss)	254,246	(28,882)	972	(104)

COMPREHENSIVE INCOME (LOSS)	$1,818,042	$1,177,021	$55,234	$(598)

Net income (loss) per share – Basic and diluted #	$0.00	$0.00	$0.00	$(0.00)

Weighted average common stock outstanding – Basic and diluted	504,752,402	391,937,428	16,500,000	16,500,000

# Denotes less than $0.01 per share

See accompanying notes to consolidated financial statements.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Currency expressed in United States Dollars (“US$”))

	Years ended October 31,		Seven months ended October 31,	Year ended March 31,
	2012	2011	2010	2010

Cash flows from operating activities:
Net income (loss)	$1,472,716	$1,544,937	$54,262	$(494)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	56,541	38,036	6,338	–
Gain on disposal of property, plant and equipment	(1,437)	–	–	–
Net loss on acquisition	53,595	–	–	–
Shares issued to officers for service	–	70,000	–	–
Stock dividend income	–	(37,660)	–	–
Realized (gain) loss from sale of available-for-sale securities	(639,853)	11,329	–	–
Deferred tax benefit	–	(458)	–	–
Changes in operating assets and liabilities:
Accounts receivable	(35,191)	79,507	(102,454)	–
Deposits and other receivables	9,498	(54,180)	(40,020)	–
Accounts payable	(3,900)	(108,318)	112,690	–
Accrued liabilities and other payables	(191,136)	57,572	38,970	(88,418)
Income tax payable	154,923	656,057	20,613	–
Net cash provided by (used in) operating activities	875,756	2,256,822	90,399	(88,912)

Cash flows from investing activities:
Purchase of marketable securities	(11,556,834)	(4,007,496)	–	–
Proceeds from sale of marketable securities	9,720,786	–	–	–
Purchase of property, plant and equipment	(29,045,186)	(158,806)	(70,425)	–
Deposit payment on commercial buildings	(3,012,967)	–	–	–
Deposit payment on plantation purchase	–	(798,696)	–	–
Acquisition of a subsidiary, net of cash acquired	175,032	–	–	–
Proceeds from disposal of property, plant and equipment	8,994	–	–	–
Net cash used in investing activities	(33,710,175)	(4,964,998)	(70,425)	–

Cash flows from financing activities:
Advances from (repayment to) related parties	1,559,529	(6,069)	180,334	–
Payments on finance lease	(8,263)	(8,570)	(2,063)	–
Proceed from sale of common stock	30,391,100	4,800,000	313,027	–
Net cash provided by financing activities	31,942,366	4,785,361	491,298	–

Foreign currency translation adjustment	(363,785)	(11,687)	15,868	4,359
NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,255,838)	2,065,498	527,140	(84,553)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR OR PERIOD	2,592,687	527,189	49	84,602

CASH AND CASH EQUIVALENTS, END OF YEAR OR PERIOD	1,336,849	$2,592,687	527,189	49

Cash paid for income tax	$361,233	$–	$–	$–
Cash paid for interest	$1,937	$1,972	$472	$–

See accompanying notes to consolidated financial statements.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Common stock		Additional	Accumulated other comprehensive	(Accumulated deficit)	Total stockholders’
	No. of share	Amount	paid-in capital	income (loss)	retained earnings	equity (deficit)
Balance as of April 1, 2009 (restated)	16,500,000	$16,500	$–	$39	$(17,181)	$(642)

Net loss for the year	–	–	–	–	(494)	(494)
Foreign currency translation adjustment	–	–	–	(104)	–	(104)
Balance as of March 31, 2010	16,500,000	16,500	–	(65)	(17,675)	(1,240)

Capital contribution from stockholders	–	–	313,027	–	–	313,027
Sale of common stocks to investors	1,500,000	1,500	148,500	–	–	150,000
Share effectively issued to former PGCG stockholders as part of December 6, 2010 recapitalization	2,000,003	2,000	(141,267)	–	–	(139,267)
Net income for the period	–	–	–	–	54,262	54,262
Foreign currency translation adjustment	–	–	–	972	–	972
Balance as of October 31, 2010	20,000,003	20,000	320,260	907	36,587	377,754

Sale of common stock to 18 investors in November 2010	80,000,000	80,000	720,000	–	–	800,000
Sale of common stock to 19 investors in February 2011	400,000,000	400,000	3,600,000	–	–	4,000,000
Shares issued to executive officers for services	110,610	111	69,889	–	–	70,000
Unrealized holding loss on available-for-sale securities	–	–	–	(339,034)	–	(339,034)
Net income for the year	–	–	–	–	1,544,937	1,544,937
Foreign currency translation adjustment	–	–	–	(28,882)	–	(28,882)
Balance as of October 31, 2011	500,110,613	500,111	4,710,149	(367,009)	1,581,524	6,424,775

Sale of common stocks to investors	12,571,780	12,572	30,378,528	–	–	30,391,100
Unrealized holding gain on available-for-sale securities	–	–	–	91,080	–	91,080
Net income for the year	–	–	–	–	1,472,716	1,472,716
Foreign currency translation adjustment	–	–	–	254,246	–	254,246
Balance as of October 31, 2012	512,682,393	$512,683	$35,088,677	$(21,683)	$3,054,240	$38,633,917

See accompanying notes to consolidated financial statements.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

1. ORGANIZATION AND BUSINESS BACKGROUND

Prime Global Capital Group Incorporated (formerly Home Touch Holding Company) (“PGCG” or “the Company”) was incorporated in the State of Nevada on January 26, 2009. On January 25, 2012, the Company changed its current name to Prime Global Capital Group Incorporated.

Currently, the Company, through its subsidiaries, is principally engaged in the operation of a palm oil plantation, trading of castor oil seeding, provision of IT consulting and programming services, and acquisition and development of commercial and residential real estate properties in Malaysia.

Corporate history

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

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On September 24, 2012, the Company consummated the sale to three accredited shareholders of the Company of an aggregate of 2,652,000 shares of our common stock, par value $0.001, at a price of $2.40, or $6,364,800 in the aggregate. The Company has received the net proceeds from the sale of the shares and will use to fund the real estate acquisitions and for general corporate purposes. Mr. Weng Kung Wong, the director and chief executive officer of the Company, participated in the sale and purchased 2,260,000 of the 2,652,000 shares of common stock sold on the same terms and conditions as the other investors.

On October 18, 2012, the Company consummated the sale to two accredited shareholders of the Company of an aggregate of 2,340,000 shares of our common stock, par value $0.001, at a price of $2.40, or $5,616,000 in the aggregate. The Company has received the net proceeds from the sale of the shares and will use to fund the real estate acquisitions and for general corporate purposes. Mr. Weng Kung Wong, the director and chief executive officer of the Company, participated in the sale and purchased 1,860,000 of the 2,340,000 shares of common stock sold on the same terms and conditions as the other investors.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

Summary of the Company’s subsidiaries

	Name of entities	Place of incorporation	Date of incorporation	Issued capital	Nature of business
1	Prime Global Capital Group Incorporated	USA, Nevada	26-Jan-09		Investment holding

2	Union Hub Technology Sdn. Bhd.	Malaysia	28-Feb-08	1,000,000 issued shares of ordinary shares of MYR 1 each	Provision of IT consulting and programming services and distributing consumer products

3	Power Green Investments Limited	British Virgin Islands	13-Jul-11	1 issued share of US$ 1 each	Inactive operation

4	PGCG Properties Investment Limited	British Virgin Islands	1-Sep-11	1 issued share of US$ 1 each	Inactive operation

5	Virtual Setup Sdn. Bhd.	Malaysia	17-Jul-10	2 issued shares of ordinary shares of MYR 1 each	Operation of Oil Palm plantation

6	PGCG Assets Holdings Sdn. Bhd.	Malaysia	21-Mar-12	1,000,000 issued shares of ordinary shares of MYR 1 each	Investment in land & buildings

7	PGCG Development Sdn. Bhd.	Malaysia	21-Mar-12	2 issued shares of ordinary shares of MYR 1 each	Inactive operation

8	PGCG Plantations Sdn. Bhd.	Malaysia	4-Oct-11	2 issued shares of ordinary shares of MYR 1 each	Holding company of VSSB

9	Max Trend International Limited	Hong Kong	18-Aug-10	2 issued shares of ordinary shares of HK$ 1 each	Holding company of Max Trend WFOE

10	Shenzhen Max Trend Green Energy Company Limited (Max Trend WOFE)	The PRC, Shenzhen	7-Jul-11	RMB 1,000,000	Castor cultivation, advisory services, and trading

11	Dunford Corporation Sdn. Bhd	Malaysia	4-Oct-90	242,000 issued shares of ordinary shares of MYR 1 each	Property holding land

PGCG and its subsidiaries are hereinafter referred to as (the “Company”).

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

•	Basis of presentation

These accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

•	Use of estimates

In preparing these consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets and revenues and expenses during the years or period reported. Actual results may differ from these estimates.

•	Basis of consolidation

The consolidated financial statements include the accounts of PGCG and its subsidiaries. All significant inter-company balances and transactions between the Company and its subsidiaries have been eliminated upon consolidation.

•	Acquisition loss

Acquisition loss represents the deficit from the calculation based on assumed net liabilities and the purchase price.

At the date of acquisition, the Company has recognized a net loss on the acquisition of Max Trend.

•	Cash and cash equivalents

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

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

•	Properties, plant and equipment

Plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational:

Expected useful life
Freehold plantation land	Indefinite
Land under development	Indefinite or 99 years
Office furniture and equipment	10 years
Motor vehicle	5 years
Computer equipment	3 years

Expenditure for maintenance and repairs is expensed as incurred. The gain or loss on the disposal of plant and equipment is the difference between the net sales proceeds and the carrying amount of the relevant assets and is recognized in the statement of operations.

•	Impairment of long-lived assets

Long-lived assets primarily include deposits on plantation purchase and plant and equipment. In accordance with the provision of ASC Topic 360-10-5, “Impairment or Disposal of Long-Lived Assets”, the Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There has been no impairment charge for the years or period presented.

•	Finance leases

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

Cost of revenue on software sales primarily includes the purchase cost of software products and the labor cost incurred in the modifications, customization and enhancement of software products, the development of websites and maintenance and support services. All costs are expensed off when the software products and its related website domain are transferred to the customer.

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

•	Advertising expense

Advertising costs are expensed as incurred under ASC Topic 720-35, “Advertising Costs”. The Company incurred no such cost during the years or periods presented.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

•	Comprehensive income

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

For the years ended October 31, 2012 and 2011, the Company did not have any interest and penalties associated with tax positions. As of October 31, 2012 and 2011, the Company did not have any significant unrecognized uncertain tax positions.

The Company conducts major businesses in Malaysia and the PRC and is subject to tax in its own jurisdiction. As a result of its business activities, the Company will file separate tax returns that are subject to examination by the foreign tax authority.

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

The reporting currency of the Company is the United States Dollars ("US$") and the accompanying financial statements have been expressed in US$. In addition, the Company maintains its books and record in a local currency, Malaysian Ringgit ("MYR"), Hong Kong Dollars (“HK$”) and Renminbi Yuan (“RMB”), which is functional currency as being the primary currency of the economic environment in which the entity operates.

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

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates for the respective periods:

	October 31,
	2012	2011
Year-end RMB : US$1 exchange rate	6.2950	6.3755
Yearly average RMB : US$1 exchange rate	6.3282	6.5223
Year-end HK$ : US$1 exchange rate	7.7503	7.7618
Yearly average HK$ : US$1 exchange rate	7.7575	7.7825
Year-end MYR : US$1 exchange rate	3.0572	3.0688
Yearly average MYR : US$1 exchange rate	3.1132	3.0582

•	Stock based compensation

The Company accounts for employee stock-based compensation in accordance with ASC Topic 718, "Compensation - Stock Compensation" which requires to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services.

For the year ended October 31, 2011, the stock based compensation included in the general and administrative expenses was $70,000. No such transaction was incurred for the year ended October 31, 2012.

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

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. The Company operates in four reportable operating segments.

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

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

The following table summarizes information on the fair value measurement of the Company’s assets as of October 31, 2012 and 2011 grouped by the categories described above:

	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
10.31.2012
Securities available-for-sale	$6,473,773	$–	$–

10.31.2011
Securities available-for-sale	$3,680,710	$–	$–

Marketable securities available-for-sale were valued at the closing prices quoted on the Bursa Malaysia Securities Berhad Main Market which the security is traded.

•	Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

3. BUSINESS COMBINATION

On April 20, 2012, the Company, through PGIL acquired all of the issued and outstanding securities of Max Trend International Limited, a Hong Kong limited liability company, or Max Trend, for aggregate cash consideration of US $10,000 in accordance with the terms of a Stock Transfer Agreement, or the Stock Transfer Agreement. In connection with the acquisition, the Company assumed a cash balance of approximately US$174,982 and all of Max Trend’s liabilities in the approximate amount of US $218,628, which are loans made by Max Trend’s director and stockholder Wooi Khang Pua to organize and finance the company.

Max Trend’s wholly owned subsidiary, Shenzhen Max Trend Green Energy Company Limited, or SMTG, is a wholly foreign-owned enterprise under the laws of the People’s Republic of China. Max Trend and SMTG have not commenced operations and have not generated any revenues since inception. Except for the nominal cash balance, Max Trend holds no real assets on a consolidated basis.

Max Trend was owned in equal parts by its directors, Kok Wai Chai and Wooi Khang Pua. Mr. Pua also serves as the legal representative of SMTG. Messrs. Chai and Pua are directors of our wholly owned subsidiary Union Hub Technology Sdn. Bhd., or UHT, and each holds approximately 4.85% of our issued and outstanding common stock.

Messrs. Chai and Pua continue to serve as directors of Max Trend, and Mr. Pua will remain as SMTG’s legal representative.

The Company intends to develop the business of cultivation and trading of castor in PRC through the acquisition of Max Trend. SMTG has commenced the business since acquisition and generated revenue and net income for the years ended October 31, 2012 and 2011.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

The following table summarizes the fair value of the assets acquired and liabilities assumed at the date of acquisition. The allocation of the purchase price consideration is presented as below:

Acquired assets:
Cash and cash equivalents	$174,982

Total assets acquired	174,982

Less: liabilities assumed
Amount due to a related party	218,628

Total liabilities assumed	218,628

Net liabilities assumed	(43,646)
Less: purchase price	(10,000)

Net loss on acquisition	$(53,646)

The Company has recognized a net loss of $53,646 on the acquisition of Max Trend for the year ended October 31, 2012.

4. DEPOSITS ON COMMERICAL BUILDINGS

		As of October 31,
		2012	2011

Deposit on fifteen-story commercial building	(a)	$2,665,838	$–
Deposit on twelve-story commercial building	(b)	402,329	–

Total		$3,068,167	$–

(a)	Deposit on fifteen-story commercial building

On June 25, 2012, an Offer Letter, or the Offer Letter, issued on behalf of PGCG Assets Holdings Sdn. Bhd., the Company’s wholly owned subsidiary, or PGCG Assets, pursuant to which PGCG Assets, or a designee thereof, offered to purchase a fifteen-story commercial building located in Kuala Lumpur, Malaysia at a purchase price of $25,607,189 (equivalent to MYR81,500,000), was accepted by the seller. Concurrently, $533,168 (equivalent to MYR1,630,000) was deposited into escrow pursuant to the terms of the Offer Letter. On July 30, 2012, PGCG Assets further deposited $2,132,670 (equivalent to MYR6,520,000) which equaled 8% of the purchase price.

On August 2, 2012, PGCG Assets entered into a Sales and Purchase Agreement, or the CMY SPA, pursuant to which PGCG Assets agreed to purchase from CMY Assets Sdn. Bhd. such fifteen story commercial building at a purchase price of $25,607,189 (equivalent to MYR81,500,000).

PGCG Assets consummated the purchase of such 15 story commercial building in accordance with the terms of the CMY SPA in December 2012. The purchase price was financed through a combination of a bank loan in the principal amount of $13.4 million (equivalent to MYR41,000,000) from Hong Leong Bank Berhad, or Lender, and cash.

(b)	Deposit on twelve-story commercial building

On June 25, 2012, PGCG Assets entered into a binding Confirmation of Salient Terms & Conditions of Sales & Purchase Agreement (“the Confirmation Letter”), to purchase a twelve-story commercial building located in Kuala Lumpur, Malaysia at a purchase price of $3,864,643 (equivalent to MYR12,300,000).

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

On August 6, 2012, PGCG Assets entered into twelve separate sales and purchase agreement to purchase from FNAC Holdings Sdn. Bhd. each floor of a twelve story commercial building located at Megan Avenue 1, No. 189, Jalan Tun Razak, 50400 Kuala Lumpur, Malaysia at an aggregate purchase price of MYR12,300,000 on an “AS IS WHERE IS” basis. The sales and purchase agreements generally contain the same terms and are collectively referred to as the Megan SPA. Pursuant to the terms of the Megan SPA, PGCG Assets is obligated to consummate the purchases within three (3) months of the date of the Megan SPA, which date may be extended by a period of 90 days upon payment of interest at the rate of 8% per annum on the unpaid portion of the Purchase Price for the actual number of days of extension.

If PGCG Assets fails to pay the purchase price or breach any provision of the Megan SPA for any reason not attributable to seller, seller will be entitled to terminate the Megan SPA. In such event, the seller shall refund to PGCG Assets all funds previously paid toward the purchase price and PGCG Assets will be required to deliver vacant possession of the property to the seller.

If the seller fails to complete the sale or breaches any provision of the Megan SPA for any reason not attributable to PGCG Assets, PGCG Assets will be entitled to take action for specific performance against the seller at seller’s cost and expense or terminate the Megan SPA and receive as liquidated damages an amount equal to the 10% of the purchase price. If PGCG Assets elect to terminate the Megan SPA, the seller will return all funds previously paid toward the purchase price and PGCG Assets will deliver to the seller vacant passion of the property.

In the event the asset becomes subject to an intended acquisition by the government or any public authority without fault of either party, PGCG Assets will be entitled to terminate the Megan SPA and receive a return of all prior sums paid toward the purchase price. Alternatively, PGCG Assets may elect to consummate the purchase agreement, in which event, PGCG Assets shall be entitled to receive all compensation payable by the government in connection with such compulsory acquisition.

Pursuant to the terms of the Confirmation Letter, 2% of the purchase price equal to $80,466 (equivalent to MYR246,000), was paid on June 25, 2012. PGCG Assets further deposited $321,863 (equivalent to MYR984,000) which equal to 8% of the purchase price.

The Company is currently in discussions with the seller to extend the consummation date for the purchase of such 12 story building but has not entered into a definitive agreement regarding the terms of such extension.

5. DEPOSITS ON PLANTATION PURCHASE

Deposits on plantation purchase represented refundable deposit payment for the purchase of four parcels of palm oil plantation land, which were interest-free and unsecured. Purchase deposits are recorded when payment is made by the Company and capitalized as fixed assets when the transfer of the land titles is successfully registered in favor of the Company. For the year ended October 31, 2011, the purchase contract has been signed and it has completed upon the approval from the government during the year ended October 31, 2012. The legal title of plantation land was granted and the Company recorded at its purchase cost in the property, plant and equipment accordingly.

6. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consisted of the following:

	As of October 31,
	2012	2011

Plantation land	$7,845,805	$–
Land under development	22,355,144	–
Motor vehicles	277,355	266,085
Furniture, fixture and equipment	30,760	19,492
Foreign translation difference	150,058	4,648
	30,659,122	290,225
Less: accumulated depreciation	(100,914)	(44,373)
Less: foreign translation difference	(556)	(129)

Property, plant and equipment, net	$30,557,652	$245,723

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

Depreciation expense for the years ended October 31, 2012 and 2011 amounted to $56,541 and $38,036, respectively.

Depreciation expense for the seven months ended October 31, 2010 amounted to $6,338.

As of October 31, 2012 and 2011, the Company has one motor vehicle under finance lease included property, plant and equipment with its carrying value of $72,857 and $98,978, respectively.

7. MARKETABLE SECURITIES, AVAILABLE-FOR-SALE

	As of October 31,
	2012	2011
Investment in equity securities
At original cost	$6,382,693	$4,019,744
Add: unrealized holding gain (loss) on available-for-sales securities	91,080	(339,034)

Total	$6,473,773	$3,680,710

The fair value of marketable securities is determined based on quoted market prices at the balance sheet dates.

8. AMOUNTS DUE TO RELATED PARTIES

As of October 31, 2012 and 2011, the balance of $1,696,144 and $182,278, respectively, represented temporary advances made to the Company by the director and chief executive officer of the Company, Mr. Weng Kung Wong, which was unsecured, interest-free and repayable on demand.

As of October 31, 2012 and 2011, the balance of $292,372 and $0, respectively, represented temporary advances made to the Company by the subsidiary’s director, Mr. Pua Wooi Khang, which was unsecured, interest-free and repayable on demand.

9. ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consist of the following:

	As of October 31,
	2012	2011

Accrued operating expenses	$69,387	$95,771
Advances from third parties	10,000	652
Deferred revenue	3,048	1,847

	$82,435	$98,270

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

10. OBLIGATION UNDER FINANCE LEASE

The Company purchased motor vehicle under a finance lease agreement with the effective interest rate of 6.58% per annum, due through July 21, 2017, with principal and interest payable monthly. The obligation under the finance lease is as follows:

	As of October 31,
	2012	2011

Finance lease	$41,671	$49,939
Less: interest expense	(1,937)	(1,972)

Net present value of finance lease	$39,734	$47,967

Current portion	$8,413	$7,411
Non-current portion	31,321	40,556

Total	$39,734	$47,967

As of October 31, 2012, the maturities of the finance lease for each of the five years and thereafter are as follows:

Years ending October 31:
2013	$8,413
2014	8,413
2015	8,413
2016	8,413
2017	6,082

Total	$39,734

11. STOCKHOLDERS’ EQUITY

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

On September 30, 2010, the Company received the additional capital contribution of approximately $313,027 (equivalent to MYR999,998) from its stockholders.

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

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On September 24, 2012, the Company consummated the sale to three accredited shareholders of the Company of an aggregate of 2,652,000 shares of our common stock, par value $0.001, at a price of $2.40, or $6,364,800 in the aggregate. The Company has received the net proceeds from the sale of the shares and will use to fund the real estate acquisitions and for general corporate purposes. Mr. Weng Kung Wong, the director and chief executive officer of the Company, participated in the sale and purchased 2,260,000 of the 2,652,000 shares of common stock sold on the same terms and conditions as the other investors.

On October 18, 2012, the Company consummated the sale to two accredited shareholders of the Company of an aggregate of 2,340,000 shares of our common stock, par value $0.001, at a price of $2.40, or $5,616,000 in the aggregate. The Company has received the net proceeds from the sale of the shares and will use to fund the real estate acquisitions and for general corporate purposes. Mr. Weng Kung Wong, the director and chief executive officer of the Company, participated in the sale and purchased 1,860,000 of the 2,340,000 shares of common stock sold on the same terms and conditions as the other investors.

As of October 31, 2012 and 2011, the number of shares of the Company’s common stock issued and outstanding was 512,682,393 and 500,110,613 shares. There are no shares of preferred stock issued and outstanding.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

12. NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed using the weighted average number of common stock outstanding during the period. Diluted net income (loss) per share is computed using the weighted average number of common stock outstanding and common stock equivalents during the period. Pursuant to share exchange transaction on December 6, 2011, the weighted average number of common stock issued and outstanding was adjusted to account for the effects of the share exchange transaction as more fully described in Note 1.

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Years ended October 31,				Seven months ended October 31,		Years ended March 31,
	2012		2011		2010		2010
Basic and diluted net income (loss) per share calculation
Numerator:
- Net income (loss) in computing basic and diluted net income per share	$1,472,716		$1,544,937		$54,262		$(494)

Denominator:
Weighted average shares outstanding – Basic and diluted	504,752,402		391,937,428		16,500,000		16,500,000
Net income (loss) per share – Basic and diluted	$0.00	*	$0.00	*	$0.00	*	$(0.00	)*

* Denotes less than $0.01 per share

13. INCOME TAXES

The local (United States) and foreign components of income (loss) before income taxes were comprised of the following:

	Years ended October 31,		Seven months ended October 31,	Year ended March 31,
	2012	2011	2010	2010

Tax jurisdictions from:
– Local	$10,317	$(406,792)	$(28,188)	$–
– Foreign, representing:
BVI	(56,703)	(6,660)	–	–
Malaysia	971,717	2,614,249	103,063	(494)
Hong Kong	(2,235)	–	–	–
The PRC	1,069,791	–	–	–

Income (loss) before income taxes	$1,992,887	$2,200,797	$74,875	$(494)

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

Provision for income taxes consisted of the following:

	Years ended October 31,		Seven months ended October 31,	Year ended March 31,
	2012	2011	2010	2010
Current:
– Local	$–	$–	$–	$–
– Foreign, representing:				–
BVI	–	–	–	–
Malaysia	252,704	655,860	20,613	–
Hong Kong	–	–	–	–
The PRC	267,467	–	–	–

Deferred:
– Local	–	–	–	–
– Foreign	–	–	–	–

Income tax expense	$520,171	$655,860	$20,613	$–

The effective tax rate in the years or periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. During the years or periods presented, the Company has a number of subsidiaries that operates in different countries and is subject to tax in the jurisdictions in which its subsidiaries operate, as follows:

United States of America

PGCG is registered in the State of Nevada and is subject to United States of America tax law. As of October 31, 2012, the operations in the United States of America incurred $424,663 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2031, if unutilized. There is also a capital loss of $126,282 from the sale of a subsidiary. The Company has provided for a full valuation allowance of $192,831 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

British Virgin Islands

Under the current BVI law, the Company’s subsidiaries are not subject to tax on income. No provision for income tax is required due to operating loss incurred.

Hong Kong

Max Trend is subject to Hong Kong Profits Tax, which is charged at the statutory income rate of 16.5% on its assessable income. No provision for income tax is required due to operating loss incurred. The Company has provided for a full valuation allowance against the deferred tax assets of $718 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

The PRC

SMTG is subject to the Corporate Income Tax governed by the Income Tax Law of the People’s Republic of China with a unified statutory income tax rate of 25%. A reconciliation of income before income taxes to the effective tax rate as follows:

	Years ended October 31,		Seven months ended October 31,	Year ended March 31,
	2012	2011	2010	2010

Income before income taxes	$1,069,791	$–	$–	–
Statutory income tax rate	25%	–	–	–
Income tax at statutory tax rate	267,448	–	–	–

Tax effect of non-deductible expenses	19	–	–	–

Income tax expense	$267,467	$–	$–	$–

Malaysia

The Company’s subsidiaries operating in Malaysia subject to the Malaysia Corporate Tax Laws at a progressive income tax rate starting from 20% on the assessable income for its tax year. A reconciliation of income (loss) before income taxes to the effective tax rate as follows:

	Years ended October 31,		Seven months ended October 31,	Year ended March 31,
	2012	2011	2010	2010

Income (loss) before income taxes	$971,717	$2,614,249	$103,063	$(494)
Statutory income tax rate	20%	20%	20%	20%
Income tax at statutory tax rate	194,343	522,850	20,613	(99)

Tax effect of non-deductible expenses	109,029	14,609	–	–
Tax effect of non-taxable income	(144,551)	(955)	–	–
Tax effect of tax allowances	(3,000)	(13,106)	–	–
Tax effect of different tax rate	42,738	128,093	–	–
Tax adjustment	6,894	4,369	–	–
Net operating loss	47,251	–	–	99

Income tax expense	$252,704	$655,860	$20,613	$–

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of October 31, 2012 and 2011:

	As of October 31,
	2012	2011
Deferred tax assets:
Capital loss	$44,199	$–
Net operating loss carryforwards
- United States of America	148,632	147,893
- Hong Kong	718	–
Total deferred tax assets	193,549	147,893
Less: valuation allowance	(193,549)	(147,893)
Deferred tax assets	$–	$–

14. PENSION PLAN

The Company is required to make contribution under a defined contribution pension scheme for all of its eligible employees in Malaysia and the PRC. The Company is required to contribute a specified percentage of the participants’ relevant income based on their ages and wages level. The total contributions made were $58,621 and $30,250 for the years ended October 31, 2012 and 2011, respectively. The total contributions made were $3,781 for the seven months ended October 31, 2010.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

15. RELATED PARTY TRANSACTIONS

Significant transactions with related parties during the years or period presented were summarized as follows:

	Years ended October 31,		Seven months ended October 31,	Year ended March 31,
	2012	2011	2010	2010
Sales of software products
- Related party A	$386	$490,094	$–	$–
- Related party B	478	195,998	42,911	–
- Related party C	478	97,574	–
- Related party D	478	97,901	144,332	–

Sales of luxury consumer products
- Related party E	–	756,133	246,759	–

Purchase of software products
- Related party F	–	104,147	–	–
- Related party G	–	–	172,165	–

Rent expense
- Related party H	9,636	8,992	510	–

Consultancy service expense
- Related party I	$–	$120,987	$–	$–

Related parties A, B, C, and D are under common control of various shareholders with less than 5% equity interest of the Company individually.

The former directors of related party E are the shareholders of the Company with less than 5% equity interest individually.

Related parties F, G and H are under common control of Mr. Weng Kung Wong, the director and chief executive officer of the Company.

All of these related party transactions are transacted in an arm-length basis at the current market value in the normal course of business.

16. SEGMENT INFORMATION

(a)	Business Segment Reporting

The Company operates four reportable business segments, as defined by ASC Topic 280:

•	Software business – sale of software products and website development
•	Trading business – trading of luxury consumer products
•	Plantation business – sale of palm oil products and oilseed
•	Real estate business – acquisition and development of commercial and residential real estate properties in Malaysia

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 2). The Company had no inter-segment sales for the years or periods presented. Summarized financial information concerning the Company’s reportable segments is shown as below:

	Year ended October 31, 2012
	Software Business	Trading Business	Plantation Business	Real Estate Business	Corporate	Total

Revenues, net	$1,505,606	$–	$1,540,736	$–	$–	$3,046,342
Cost of revenues	(35,205)	–	(301,584)	–	–	(336,789)
Gross profit	1,470,401	–	1,239,152	–	–	2,709,553
Depreciation	3,792	–	15,645	–	37,104	56,541
Net income (loss)	1,413,613	–	595,857	–	(536,754)	1,472,716
Total assets	18,645	–	9,426,760	25,423,311	6,716,242	41,584,958
Expenditure for long-lived assets	$–	$–	$7,061,225	$24,965,918	$31,010	$32,058,153

	Year ended October 31, 2011
	Software Business	Trading Business	Plantation Business	Corporate	Total

Revenues, net	$2,887,361	$756,133	$109,569	$–	$3,753,063
Cost of revenues	(147,342)	(596,065)	(83,926)	–	(827,333)
Gross profit	2,740,019	160,068	25,643	–	2,925,730
Depreciation	1,081	–	2,946	34,009	38,036
Net income (loss)	1,544,970	404,591	8,828	(413,452)	1,544,937
Total assets	–	–	1,326,370	6,111,533	7,437,903
Expenditure for long-lived assets	$–	$–	$82,887	$75,919	$158,806

	Seven months ended October 31, 2010
	Software Business	Trading Business	Plantation Business	Corporate	Total

Revenues, net	$290,281	$246,759	$–	$–	$537,040
Cost of revenues	(173,768)	(195,232)	–	–	(369,000)
Gross profit	116,513	51,527	–		168,040
Depreciation	–	–	–	6,338	6,338
Net income (loss)	44,566	37,884	–	(28,188)	54,262
Total assets	–	–	–	797,355	797,355
Expenditure for long-lived assets	$–	$–	$–	$70,425	$70,425

Year ended March 31, 2010
	Software Business	Trading Business	Plantation Business	Corporate	Total

Revenues, net	$–	$–	$–	$–	$–
Cost of revenues	–	–	–	–	–
Gross profit	–	–	–	–	–
Depreciation	–	–	–	–	–
Net income (loss)	–	–	–	(494)	(494)
Total assets	–	–	–	49	49
Expenditure for long-lived assets	$–	$–	$–	$–	$–

All long-lived assets are located in Malaysia.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(b)	Geographic Segment Reporting

In respect of geographical segment reporting, sales are based on the countries in which the customer is located, as follows:

	Years ended October 31,		Seven months ended October 31,	Year ended March 31,
	2012	2011	2010	2010
Revenues, net
Malaysia	$1,780,868	$3,753,063	$537,040	$–
The PRC	1,265,474	–	–	–

Total revenues, net	$3,046,342	$3,753,063	$537,040	$–

17. CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a) Major customers

For the years ended October 31, 2012 and 2011, the customer who accounted for 10% or more of the Company’s revenues is presented as follows:

		Year ended October 31, 2012		October 31, 2012
	Business segment	Revenues	Percentage of revenues	Trade accounts receivable

Customer A	Software	$642,424	21%	$–
Customer B	Software	642,424	21%	–
Customer C	Plantation	566,858	19%	–
Customer D	Plantation	508,074	17%	15,886
Total:		$2,359,780	78%	$15,886

		Year ended October 31, 2011		October 31, 2011
	Business segment	Revenues	Percentage of revenues	Trade accounts receivable

Customer E	Software	$2,005,140	53%	$–
Customer F (Note 14, Party E)	Trading	756,133	20%	–
Customer G (Note 14, Party A)	Software	490,094	13%	–
Total:		$3,251,367	86%	$–

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

For the seven months ended October 31, 2010, the customer who accounted for 10% or more of the Company’s revenues is presented as follows:

		Seven months ended October 31, 2010		October 31, 2010
	Business segment	Revenues	Percentage of revenues	Trade accounts receivable

Customer F (Note 14, Party E)	Trading	$246,759	46%	$105,516
Customer H	Software	144,332	27%	–
Customer I	Software	72,022	13%	–
Total:		$463,113	86%	$105,516

For the year ended March 31, 2010, there was no customer who accounted for 10% or more of the Company’s revenues.

(b) Major vendors

For the years ended October 31, 2012 and 2011, the vendor who accounted for 10% or more of the Company’s purchases is presented as follows:

	Year ended October 31, 2012		October 31, 2012
	Purchase	Percentage of purchase	Trade accounts payable

Vendor A	$80,821	24%	$–
Vendor B	62,530	19%	–
Vendor C	59,678	18%	5,431
Vendor D	35,205	10%	–
Total:	$238,234	71%	$5,431

	Year ended October 31, 2011		October 31, 2011
	Purchase	Percentage of purchase	Trade accounts payable

Vendor D	$445,646	54%	$–
Vendor E	150,419	18%	–
Vendor F, related party	104,146	13%	–
Total:	$700,211	85%	$–

For the seven months ended October 31, 2010, the vendor who accounted for 10% or more of the Company’s purchases is presented as follows:

	Seven months ended October 31, 2010		October 31, 2010
	Purchase	Percentage of purchase	Trade accounts payable

Vendor F, related party	$172,165	47%	$–
Vendor G	112,690	30%	116,058
Vendor H	82,542	22%	–
Total:	$367,397	99%	$116,058

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

(d) Exchange rate risk

The reporting currency of the Company is US$, to date the majority of the revenues and costs are denominated in MYR and RMB, and a significant portion of the assets and liabilities are denominated in MYR and RMB. As a result, the Company is exposed to foreign exchange risk as its revenues and results of operations may be affected by fluctuations in the exchange rate among US$, MYR and RMB. If MYR and RMB depreciates against US$, the value of MYR and RMB revenues and assets as expressed in US$ financial statements will decline. The Company does not hold any derivative or other financial instruments that expose to substantial market risk.

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

18. COMMITMENTS AND CONTINGENCIES

(a) Operating lease commitment

The Company leases certain office premises, staff quarter and palm oil land under operating leases that expire at various dates through 2014. The leases, which cover periods from one to two years, generally provide for renewal options at specified rental amounts.

Aggregate rent expenses for the year ended October 31, 2012 and 2011 were $92,506 and $61,975. Aggregate rent expenses for the seven months ended October 31, 2010 was $549.

As of October 31, 2012, the Company has future minimum rental payments due under various operating leases in the next two years, as follows:

Years ending October 31:
2013	$9,813
2014	10,631

Total	$20,444

(b) Capital commitment

As of October 31, 2012, the Company has future contingent payment of $27.6 million under the purchase contracts of commercial buildings. Management anticipates the completion of the purchase in the next twelve months.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

19. QUARTERLY FINANCIAL DATA (unaudited)

The following table has been prepared from the financial records of the Company, without audit, and reflects all adjustments that are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods presented. The sum of per share amounts may not equal to the annual amounts because of the changes in the weighted average number of shares outstanding during the year.

Year ended October 31, 2012	Three Months Ended				2012
	January 31	April 30	July 31	October 31	Total

Revenue, net	$248,396	$614,728	$553,535	$1,629,683	$3,046,342
Gross profit	184,032	485,691	503,851	1,535,979	2,709,553
Income from operations	(120,540)	173,274	(72,805)	1,201,706	1,181,635
Net (loss) income	(66,196)	347,515	205,577	985,820	1,472,716
Net (loss) income per share – basic and diluted	$(0.00)	$0.00	$0.00	$0.00	$0.10

Year ended October 31, 2011	Three Months Ended				2011
	January 31	April 30	July 31	October 31	Total

Revenue	$744,005	$496,456	$300,569	$2,212,033	$3,753,063
Gross profit	157,756	378,591	285,805	2,103,578	2,925,730
Income from operations	47,429	232,380	5,125	1,891,504	2,176,438
Net income (loss)	23,006	167,325	(51,930)	1,406,536	1,544,937
Net income (loss) per share – basic and diluted	$0.00	$0.00	$(0.00)	$0.00	$0.00

20. SUBSEQUENT EVENTS

On December 11, 2012, PGCG Assets consummated the purchase of a fifteen story office building located at Geran 10010, Lot 238, Section 43, Townend District of Kuala Lumpur, Wilayah Persekutuan, Kuala Lumpur, Malaysia. The purchase was financed through a combination of cash deposits and bank financing.

On December 11, 2012, PGCG Assets obtained a loan in the principal amount of RM 41,000,000 from Hong Leong Bank Berhad, or Lender, to finance the acquisition of a fifteen story office building located at Geran 10010, Lot 238 Section 43, Town and District of Kuala Lumpur, Wilayah Persekutuan, Kuala Lumpur, Malaysia, for RM 81,500,000. The outstanding principal amount will accrue interest at a monthly rate equal to Lender’s publicized base lending rate plus 1.75% in accordance with the terms and conditions of a Facilities Agreement, or the Facilities Agreement, and a previously signed Letter of Offer dated October 29, 2012, or the Letter of Offer. The base lending rate is a variable rate quoted by Lender from time to time, which as of the date of the Letter of Offer was 6.60%. The loan is repayable over a period of 15 years in 180 monthly installments of RM 147,147. Prepayments are subject to three months written notice, and Lender is entitled to assess additional fees equal to 1% of the prepaid amount in its discretion.

The Company is currently in discussions with the seller to extend the consummation date for the purchase of the 12 story building located at Megan Avenue 1, No. 189, Jalan Tun Razak, 50400 Kuala Lumpur, Malaysia, but has not entered into a definitive agreement regarding the terms of such extension.

We have evaluated subsequent events through December 31, 2012. Other than those set out above, there have been no subsequent events after October 31, 2012 for which disclosure is required.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

ITEM 9A. Controls and Procedures.

Disclosure Controls and Procedures

As of the end of the period covered by this report, our management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report in ensuring that information required to be disclosed was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by Applied in such reports is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of October 31, 2012.

Borgers & Cutler CPAs PLLC, an independent registered public accounting firm, has audited the consolidated financial statements included in this Form 10-K and, as part of the audit, has issued a report, included herein, on the effectiveness of our internal control over financial reporting as of October 31, 2012.

Changes in Internal Control over Financial Reporting

During the fourth quarter of fiscal 2012, there were no changes in the internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations of Disclosure Controls and Procedures and Internal Control over Financial Reporting

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

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

Name	Age	Position
Weng Kung Wong	40	Chief Executive Officer and Director
Liong Tat Teh	53	Chief Financial Officer and Director
Sek Fong Wong	34	Secretary
Amirrudin Bin Che Embi	66	Director
Peijin W. Harrison	55	Director
Ee Ring Yap	27	Director

Weng Kung Wong, age 40, our Chief Executive Officer and Director since November 15, 2010, founded Mobile Wallet Sdn. Bhd., MWSB, one of the first Malaysian m-commerce companies, in 2004 and currently serves as its Executive Director and Chief Executive Officer. Prior to founding MWSB, Mr. Wong served as an Agency Unit Manager of MAA Insurance from April, 2001 to November, 2003. From January, 2000 to April, 2001, he was the Marketing Director of Spider Holding Sdn. Bhd., an herb products distribution company. Mr. Wong began his professional career in 1995 with Forever Living Products, a health products multilevel marketing company, where he spent four years in positions of accelerating responsibility in the areas of business development and marketing. Mr. Wong obtained a bachelor’s degree in Management Information Systems from the National Central University of Taiwan in 1995. As our Chief Executive Officer, Mr. Wong brings to our Board of Directors knowledge of our operations and history, business leadership, corporate strategy and entrepreneurial expertise.

Liong Tat Teh, age 53, our Chief Financial Officer and Director since November 15, 2010, has more than 27 years of professional accounting and financial experience. Mr. Teh is currently the Financial Controller of MW Group, a now dormant company. Prior to joining MW Group in February, 2008, Mr. Teh served as the Financial Controller of Ikhmas Jaya Sdn. Bhd., a construction and civil engineering company, from February, 1995 to January, 2008. From June, 1993 to February, 1995, Mr. Teh was a Group Accountant of Mitrajaya Holding Bhd., a construction engineering company. Prior to joining Mitrajaya Holding Bhd., Mr. Teh was a Finance Manager for Vorwerk (M) Sdn. Bhd., a Malaysian subsidiary of Vorwerk International based in Germany, a distributor of household appliances, from December, 1992 to June, 1993. From March, 1989 to December, 1992, Mr. Teh worked as Accountant at Tasima Footwear Sdn Bhd. Mr. Teh graduated from Kolej Tunku Abdul Rahman Malaysia in 1983 with a Diploma in Cost and Management Accounting, and attained a fellowship at the Chartered Institute of Management Accountants of United Kingdom. Mr. Teh has been a Chartered Accountant registered with Malaysian Institute of Accountants since 1995. Mr. Teh brings to the Board of Directors business leadership, corporate strategy, accounting and financial expertise.

Sek Fong Wong, age 34, joined us as our Secretary and Director on November 15, 2010. She is also the Assistant Administration Manager of MWPAY Sdn. Bhd., the marketing and distribution arm of Mobile Wallet Group. Prior to joining MWPAY, Ms. Wong served as the Personal Assistant of Bioworld Resource Sdn. Bhd., a multilevel marketing arm of CEEBEE Groups of companies, promoting health food from September, 2005 to April, 2008. From August, 2000 to September, 2005, Ms. Wong was actively involved in Gerakan Belia Bersatu Malaysia (GBBM), a youth movement NGO. She is a Central Committee Member of GBBM and represents the country of Malaysia in various conferences and activities located in Malaysia and elsewhere. Miss Wong received a bachelor’s degree in Chemistry and Biology from Kolej Tunku Abdul Rahman Malaysia in 2000.

Amirrudin Bin Che Embi, aged 66, is the President of the Malaysian Rugby Union and Kedah Rugby Union and the Honorary Secretary of the Royal Kedah Club. Since December 2009, he has served on the board of directors of Etika Kawalan Sdn. Bhd., a security solutions company. From 2005 to 2009, Mr. Embi served on the board of directors of Tahan Insurance Malaysia Berhad. Dato’ Amir led an illustrious career at the Royal Malaysian Police for 37 years before retiring in 2004. He has been recognized with numerous medals, honors and awards for his contributions to the state, including: Pingat Jasa Kebaktian (PJK) (1975); Pingat Cemerlang Kedah (PCK) (1976); Ahli Mangku Negara (AMN) (1978); Bintang Cemerlang Kedah (BCK) (1983); Pingat Kelakuan Terpilih (PKT) (1989); Pingat Setia Kelantan (PSK) (1997); Dato’ Setia Pangkuan Negeri (DSPN) (1998); Dato’ Setia DiRaja Kedah (DSDK) (2000); Pahlawan Setia Pasukan Polls (PSPP) (2001); Dato’ Pahlawan Tamin Sari (DPTS) (2002); and Darjah Gemilang Mahkota Kedah (2008). Dato’ Amir brings to the Board of Directors his deep insight, knowledge and experience in working with numerous governmental agencies and experience and service of serving on other boards.

Peijin Wu Harrison, aged 55, is a partner and the International Services Group practice leader at Mellen, Smith & Pivoz, an accounting and advisory firm, where she advises Asian cross-border companies on U.S. accounting, auditing, and taxation matters. Ms. Harrison joined Mellen, Smith & Pivoz PLC in 1998 and became a partner in 2007. Ms. Harrison is a member of the Michigan Association of Certified Public Accountants, the American Institute of Certificate Public Accountants and the China General Chamber of Commerce USA - Detroit Auto Committee. Ms. Harrison brings to the Board of Directors accounting, auditing, finance, tax and international business experience.

Ee Ring Yap, aged 27, is a partner at Leong & Co., and specializes in residential and commercial real estate law. Ms. Yap received her L.L.B law degree from Universiti Kerbangsaan Malaysia in 2009. Ms. Yap brings to the Board of Directors legal insight and expertise in the real estate industry.

Family Relationships

There are no family relationships between any of our directors or executive officers.

Involvement in Certain Legal Proceedings

No executive officer or director is a party in a legal proceeding adverse to us or any of our subsidiaries or has a material interest adverse to us or any of our subsidiaries.

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

Board Committees

On April 19, 2012, the Board approved the establishment of the following committees: Compensation, Audit, and Nominations and Corporate Governance. The members of each of these committees are comprised of: Dato’ Amiruddin Bin Che Embi, Peijin W. Harrison and Ee Ring Yap. Dato’ Wira Amiruddin, Ms. Harrison and Ms. Yap were appointed to serve as the Chairman or Chairperson, as applicable, of the Compensation Committee, the Audit Committee and the Nominations and Corporate Governance Committee, respectively. Peijin W. Harrison serves as the Audit Committee financial expert as defined in Item 407(d)(5) of Regulation S-K promulgated under the Securities Act. Prior to the formation of the committees, the full Board of Directors performed the functions of the Committees. Copies of the charters for each of the Compensation, Audit and Nominations and Corporate Governance Committees are filed as Exhibits 99.1, 999.2 and 99.3, respectively.

The Audit Committee has reviewed and discussed the audited financial statements with management. The Audit Committee has discussed with the independent auditors the matters required to be discussed by the statement on Auditing Standards No. 61, as amended and adopted by the Public Company Accounting Oversight Board in Rule 3200T. It has received the written disclosures and the letter from the independent accountant required by applicable requirements of the Public Company Accounting Oversight Board regarding the independent accountant’s communications with the Audit Committee concerning independence and has discussed with the independent accountant the independent accountant’s independence. Based upon the foregoing review and discussions, the Audit Committee recommended to the Board that the audited financial statements be included in the company’s Annual Report on Form 10K.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended October 31, 2012, and up to the date of this proxy statement, our officers, directors and greater than 10% percent beneficial owners timely filed all reports required by Section 16(a) of the Securities Exchange Act.

Code of Ethics

On February 2, 2012, our Board of Directors adopted a Code of Business Conduct and Ethics applicable to all employees of the Company including the principal executive officer, the principal financial officer and the principal accounting officer. The Board also adopted a separate Code of Ethics for the Chief Executive Officer and Senior Financial Officers, which contains provisions specifically applicable to our Chief Executive Officer and senior financial officers including the Chief Financial Officer. A copy of the Code of Business Conduct and Ethics and Code of Ethics for the Chief Executive Officer and Senior Financial Officers are filed as Exhibit 14 to this Annual Report and are incorporated herein by reference. The Company will provide a copy of its Code of Business Conduct and Ethics and Code of Ethics for the Chief Executive Officer and Senior Financial Officers upon written request addressed to the Secretary of the Company.

ITEM 11. Executive Compensation.

Compensation Philosophy and Objectives

Our executive compensation philosophy is to create a long-term direct relationship between pay and our performance. Our executive compensation program is designed to provide a balanced total compensation package over the executive’s career with us. The compensation program objectives are to attract, motivate and retain the qualified executives that help ensure our future success, to provide incentives for increasing our profits by awarding executives when corporate goals are achieved and to align the interests of executives and long-term stockholders. The compensation package of our named executive officers consists of two main elements:

1.	base salary for our executives that is competitive relative to the market, and that reflects individual performance, retention and other relevant considerations; and
2.	discretionary bonus awards payable in cash and tied to the satisfaction of corporate objectives.

Process for Setting Executive Compensation

Our Compensation Committee is responsible for developing and overseeing the implementation of our philosophy with respect to the compensation of executives and for monitoring the implementation and results of the compensation philosophy to ensure compensation remains competitive, creates proper incentives to enhance stockholder value and rewards superior performance. The Compensation Committee annually reviews and approves for each named executive officer, and particularly with regard to the Chief Executive Officer, all components of the executive’s compensation. The Compensation Committee may award discretionary bonuses to each of the named executives, and reviews and approves the process and factors (including individual and corporate performance measures and actual performance versus such measures) used by the Chief Executive Officer to recommend such awards. Additionally, the Compensation Committee reviews and approves the base salary, equity-incentive awards (if any) and any other special or supplemental benefits of the named executive officers.

The Chief Executive Officer periodically provides the Compensation Committee with an evaluation of each named executive officer’s performance, based on the individual performance goals and objectives developed by the Chief Executive Officer at the beginning of the year, as well as other factors. The Compensation Committee provides an evaluation for the Chief Executive Officer. These evaluations serve as the bases for bonus recommendations and changes in the compensation arrangements of our named executives.

Our Compensation Peer Group

We currently engage in informal market analysis in evaluating our executive compensation arrangements. As the Company and its businesses mature, we may retain compensation consultants that will assist us in developing a formal benchmark and selecting a compensation peer group of companies similar to us in size or business for the purpose of comparing executive compensation levels.

Program Components

Our executive compensation program consists of the following elements:

Base Salary

Our base salary structure is designed to encourage internal growth, attract and retain new talent, and reward strong leadership that will sustain our growth and profitability. The base salary for each named executive officer reflects our past and current operating profits, the named executive officer’s individual contribution to our success throughout his career, internal pay equity and informal market data regarding comparable positions within similarly situated companies. In determining and setting base salary, the Compensation Committee considers all of these factors, though it does not assign specific weights to any factor. The Compensation Committee generally reviews the base salary for each named executive officer on an annual basis. For each of our named executive officers, we review base salary data internally obtained by the Company for comparable executive positions in similarly situated companies to ensure that the base salary rate for each executive is competitive relative to the market.

Discretionary Bonus

The objectives of our bonus awards are to encourage and reward our employees, including the named executive officers, who contribute to and participate in our success by their ability, industry, leadership, loyalty or exceptional service and to recruit additional executives who will contribute to that success.

Each of our named executive officers is eligible for consideration for a discretionary cash bonus. The Chief Executive Officer makes recommendations regarding bonus awards for the named executive officers and the Compensation Committee provides the bonus recommendation for the Chief Executive Officer. However, the Compensation Committee has sole and final authority and discretion in designating to whom awards are made, the size of the award, if any, and its terms and conditions. The bonus recommendation for each of the named executive officers depends on a number of factors, including (i) the performance of the Company for the year, (ii) the satisfaction of certain individual and corporate performance measures, and (iii) other factors which the Compensation Committee may deem relevant. The Company did not award any cash bonuses during fiscal year 2012.

Stock Holdings

The Compensation Committee recognizes the importance of having a portion of the named executive officers’ compensation be paid in the form of equity, to help align the executives’ interests with the interests of the Company’s stockholders. At this point, however, the Compensation Committee has chosen to emphasize the cash-based portion of our compensation program over a stock program because it believes the discretionary nature of the cash-based compensation gives it the needed flexibility to factor in and reward the attainment of longer-term goals for the Company and the executives, as the Compensation Committee deems appropriate.

Accordingly, we encourage, but do not insist on, executive ownership of our common stock. Methods of supporting ownership include turning to executives to support the financing needs of the Company. We have historically allowed our named executives to participate in private placements of the Company’s securities on the same terms and conditions as other investors. During fiscal year 2012, our Chief Executive Officer invested approximately US $20,890,272 into the Company resulting in a beneficial ownership of 54,811,085 shares of common stock, or approximately 10.69% of our issued and outstanding common stock. We believe that this practice achieves the dual goals of meeting the Company’s financing needs and aligning our executives’ interests with the interests of our stockholders.

We have not timed nor do we plan to time our release of material non-public information for the purpose of affecting the value of executive compensation.

Summary Compensation Table

The following summary compensation table sets forth the aggregate compensation we paid or accrued during the fiscal years ended October 31, 2012 and October 31, 2011, the seven month period ended October 31, 2010 and the fiscal year ended March 31, 2010 to (i) our Chief Executive Officer (principal executive officer), (ii) our Chief Financial Officer (principal financial officer), (iii) our three most highly compensated executive officers other than the principal executive officer and the principal financial officer who were serving as executive officers on October 31, 2012 whose total compensation was in excess of $100,000, and (iii) up to two additional individuals who would have been within the two-other-most-highly compensated but were not serving as executive officers on October 31, 2012.

Name and Principal Position	Year	Salary (1)	Bonus	Stock Awards		Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation		Total(1)

Weng Kung Wong (2)	2012	$109,392	$0	$0		$0	$0	$0	$0		$109,392
Chief Executive	2011	$37,120	$0	$35,000	(3)	$0	$0	$0	$120,987	(4)	$193,107
Officer and President	2010	–	–	–		–	–	–	–		–

Liong Tat Teh (2)	2012	$42,528	$0	$0		$0	$0	$0	$0		$42,528
Chief Financial	2011	$13,603	$0	$23,333	(3)	$0	$0	$0	$0		$36,936
Officer	2010	–	–	–		–	–	–	–		–

(1)	All cash compensation was paid in Malaysian Ringgit, our functional currency. The Malaysian Ringgit was converted into United States Dollars using the exchange rate prevailing at the dates of payment at an average annualized rate of 3.1132 and 3.0582 for fiscal years ended October 31, 2012 and 2011, respectively.
(2)	Weng Kung Wong and Liong Tat Teh were appointed to serve as our directors and as our Chief Executive Officer and Chief Financial Officer, respectively, on November 15, 2010.
(3)	Pursuant to the terms of certain employment agreements which were superseded by the current employment agreements, the Company issued to Messrs. Wong and Teh an aggregate of 92,175 shares of our common stock as set forth below in lieu of cash compensation for services rendered during the quarters ended April 30, 2011 and July 31, 2011:

Name	Shares of Common Stock	Price Per Share	Total Shares Issued
Weng Kung Wong	26,511	$0.1886	55,305
	28,794	$1.0418

Liong Tat Teh	17,674	$0.1886	36,870
	19,196	$1.0418

(4)	Mr. Wong received MYR 370,000, or approximately US$120,987, in connection with rendering consulting services to Legend Venture Pte. Ltd. on behalf of the Company.

Narrative disclosure to Summary Compensation

Each of our executive officers are parties to an employment agreement with UHT, our subsidiary, dated July 19, 2011, or the Employment Agreements. Pursuant to the terms of the Employment Agreements, the executive officers will receive the annual base salaries set forth below, retroactive July 1, 2011:

Name	Annual Salary
Weng Kun Wong	MYR 340,560 or US$109,392
Liong Tat Teh	MYR 124,800 or US$40,087
Sek Wong Fong	MYR 46,200 or US$14,840

Each executive officer may terminate his or her respective employment agreement by giving two months prior written notice or, in lieu of such notice, electing to immediately terminate and receive a sum equal to two months salary. UHT may terminate each Employment Agreement by giving 24 hours prior written notice in the event of any gross misconduct, criminal activities committed by the employee, or serious default or breach by the employee of any terms of his or her respective employment agreement or the rules and regulations of UHT.

Each executive officer also executed a noncompetition and nondisclosure agreement containing non-solicitation obligations that survive the termination of the agreement for a period of two years, confidentiality obligations and other obligations relating to employee inventions by the executive.

The foregoing descriptions of the Employment Agreements are qualified in their entirety by reference to such agreements which are filed as Exhibits 10.7, 10.8 and 10.9 to this Annual Report, respectively, and are incorporated herein by reference.

Our executive officers are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with their services on our behalf.

Equity Awards

There are no options, warrants or convertible securities outstanding. At no time during the last fiscal year with respect to any of any of our executive officers was there:

•	any outstanding option or other equity-based award repriced or otherwise materially modified (such as by extension of exercise periods, the change of vesting or forfeiture conditions, the change or elimination of applicable performance criteria, or the change of the bases upon which returns are determined;
•	any waiver or modification of any specified performance target, goal or condition to payout with respect to any amount included in non-stock incentive plan compensation or payouts;
•	any option or equity grant;
•	any non-equity incentive plan award made to a named executive officer;
•	any nonqualified deferred compensation plans including nonqualified defined contribution plans; or
•	any payment for any item to be included under All Other Compensation in the Summary Compensation Table.

Compensation of Directors

During our fiscal year ended October 31, 2012, we did not provide compensation to any of our employee directors for serving as our director. We currently have no formal plan for compensating our employee directors for their services in their capacity as directors, although we may elect to issue stock options to such persons from time to time.

Non-Employee Director Fees

Our Compensation Committee and Board determines the form and amount of compensation for our non-employee directors based on informal surveys of similar companies and the amount necessary to attract and retain such directors. We pay each of Dato’ Amir and Ms. Yap a monthly retainer fee of MYR 3,000 and Ms. Harrison a monthly retainer fee of US $2,500.

All directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our Board of Directors. Our Compensation Committee may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director.

Compensation Committee Interlocks and Insider Participation

We established our Compensation Committee on April 19, 2012. Prior to that time, our entire Board of Directors performed the functions that would have been performed by a compensation committee, and all of the directors participate in deliberations concerning the compensation paid to executive officers. Weng Kung Wong and Liong Tat Teh, our Chief Executive Officer and Chief Financial Officer, respectively, serves on our Board of Directors. Sek Fong Wong, our Secretary, served on our Board of Directors until our 2012 Annual Meeting of the Shareholders on April 12, 2012.

Compensation Committee Report

Our Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis in this report with management. Based on its review and discussion with management, the Board of Directors recommended that the Compensation Discussion and Analysis be included in this Annual Report. The material in this report is not deemed filed with the SEC and is not incorporated by reference in any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made on, before, or after the date of this Annual Report and irrespective of any general incorporation language in such filing.

Submitted by members of the Board of Directors:

Dato’ Amiruddin Bin Che Embi

Peijin W. Harrison

Ee Ring Yap

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of December 31, 2012, certain information with regard to the record and beneficial ownership of the Company’s common stock by (i) each person known to the Company to be the record or beneficial owner of 5% or more of the Company’s common stock, (ii) each director of the Company, (iii) each of the named executive officers, and (iv) all executive officers and directors of the Company as a group:

Name of Beneficial Owner	Amount (number of shares)	Percentage of Outstanding Shares of Common Stock
Weng Kung Wong (1)	54,811,085	10.69%
Liong Tat Teh (1)	36,870	*	%
Dato’ Amiruddin Bin Che Embi (1)	0	*	%
Peijin W. Harrison (1)	0
Ee Ring Yap (1)	0
All executive officers and directors as a group (three persons)	54,866,390	10.7%

*	Less than 1%.
(1)	Except as otherwise indicated, the address of each beneficial owner is c/o Prime Global Capital Group Incorporated, 11-2, Jalan 26/70A, Desa Sri Hartamas, 50480 Kuala Lumpur, Malaysia.
(2)	Applicable percentage ownership is based on 512,682,393 shares of common stock outstanding as of December 31, 2012, together with securities exercisable or convertible into shares of common stock within 60 days of December 31, 2012. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that a person has the right to acquire beneficial ownership of upon the exercise or conversion of options, convertible stock, warrants or other securities that are currently exercisable or convertible or that will become exercisable or convertible within 60 days of December 31, 2012 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the number of shares beneficially owned and percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence.

Purchase of Palm Oil Plantation

In July 2011, VSSB, which is owned by PGCG Plantations Sdn. Bhd., obtained the right to purchase and operate a mature palm oil plantation located in Malaysia. Messrs. Wong, our Chief Executive Officer and director, and Chai, UHT’s director, each owned 50% of PGCG Plantations Sdn. Bhd. We acquired PGCG Plantations Sdn. Bhd. in May 2012 for nominal consideration.

Subscription of Securities

On October 18, 2012, we consummated the sale to two accredited shareholders of Prime Global Capital Group Incorporated, of an aggregate of 2,340,000 shares of our common stock, par value $0.001, at a per share price of $2.40, or $5,616,000 in the aggregate. Our Chief Executive Officer and Director, Weng Kung Wong, participated in the sale and purchased 1,860,000 of the 2,340,000 shares of our common stock sold on the same terms and conditions as the other investors.

On September 24, 2012, we consummated the sale to three accredited shareholders of Prime Global Capital Group Incorporated, of an aggregate of 2,652,000 shares of our common stock, par value $0.001, at a per share price of $2.40, or $6,364,800 in the aggregate. Our Chief Executive Officer and Director, Weng Kung Wong, participated in the sale and purchased 2,260,000 of the 2,652,000 shares of our common stock sold on the same terms and conditions as the other investors.

On August 6, 2012, we consummated the sale to three accredited shareholders of Prime Global Capital Group Incorporated, of an aggregate of 2,988,000 shares of our common stock, par value $0.001, at a per share price of $2.00, or $5,976,000 in the aggregate. Our Chief Executive Officer and Director, Weng Kung Wong, participated in the sale and purchased 2,038,000 of the 2,988,000 shares of our common stock sold on the same terms and conditions as the other investors.

On July 16, 2012, we consummated the sale to three accredited shareholders of Prime Global Capital Group Incorporated, of an aggregate of 920,000 shares of our common stock, par value $0.001, at a per share price of $2.00, or $1,840,000 in the aggregate. Our Chief Executive Officer and Director, Weng Kung Wong, participated in the sale and purchased 752,000 of the 920,000 shares of our common stock sold on the same terms and conditions as the other investors.

On June 26, 2012, the Company consummated the sale to three accredited shareholders of the Company, of an aggregate of 760,000 shares of its common stock with par value of $0.001, at the market price of $2.7 per share, or $2,052,000 in the aggregate.

On May 2, 2012, we consummated the sale to Weng Kung Wong, our President and Chief Executive Officer, of an aggregate of 540,000 shares of our common stock, par value $0.001, at a per share price of $2.812, or $1,518,480 in the aggregate.

On March 6, 2012, we consummated the sale to Weng Kung Wong, our President and Chief Executive Officer, and one other accredited shareholder of the Company, of an aggregate of 1,076,000 shares of our common stock, par value $0.001, at a per share price of $2.984 or $3,210,784 in the aggregate. Mr. Wong purchased 638,000 shares of Common Stock on the same terms and conditions as the other investors.

On February 16, 2012, we consummated the sale to Weng Kung Wong, our President and Chief Executive Officer, of an aggregate of 667,780 shares of our common stock, par value $0.001, at a per share price of $2.995, or $2,000,000 in the aggregate.

Securities of the Company purchased on the open market may be overvalued when compared to the book value. As of October 31, 2012, the closing price and book value per share of our common stock was $2.40 and $0.08 respectively. Accordingly, the book value per share of common stock purchased by investors on the open market was $2.32 less than the closing price as of October 31, 2012, which may cause investors to experience significant dilution immediately after their purchase. Future issuances of our common stock could cause further dilution. We believe that the high price of our securities on the open market (when compared to our book value) may be attributable to the illiquid market for our securities.

Except as previously disclosed in reports filed with the Securities and Exchange Commission, we do not have any relationships with the purchasers of our securities on the open market.

Loans From Weng Kung Wong

As of October 31, 2012, we obtained from Weng Kung Wong, our Chief Executive Officer and director, several unsecured, interest-free advances which, together with prior advances, have an aggregate principal amount of $1,696,144. The advances are repayable within the next twelve months. We repaid $2,769 during fiscal year ended October 31, 2012.

Loans From Pua Wooi Khang

As of October 31, 2012, we obtained from Pua Wooi Khang, our subsidiary’s director, represented unsecured, interest-free temporary advances made to the Company with the aggregate principal amount of $292,372. The advances are repayable within the next twelve months.

Lease From Atomic Vision

On October 29, 2010, we leased from Atomic Vision Sdn. Bhd. approximately 1,400 square feet of office space at our headquarters located at 11-2, Jalan 26/70A, Desa Sri Hartamas, 50480 Kuala Lumpur, Malaysia at a monthly rate of MYR 2,500, which is approximately US$817 and is considered a market rate. We recently renewed our lease and it expires November 30, 2014. Weng Kung Wong, our Chief Executive Officer and director, owns 50% of PGCG Properties Sdn. Bhd., which is the parent company of Atomic Vision Sdn. Bhd. and is adequately capitalized The foregoing description of the lease is qualified in its entirety by reference thereto, which is filed as Exhibit 10.2 to this Annual Report, and is incorporated herein by reference.

We have not adopted policies or procedures for approval of related person transactions but review them on a case-by-case basis. We believe that all related party transactions were on terms at least as favorable as we would have secured in arm’s-length transactions with third parties. Except as set forth above, we have not entered into any material transactions with any director, executive officer, and promoter, beneficial owner of five percent or more of our common stock, or family members of such persons.

Director Independence

We have adopted standards for director independence that correspond to NYSE listing standards and SEC rules. An “independent director” means a person who is not an officer or employee of the Company or its subsidiaries, or any other individual having a relationship that, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. To be considered independent, the Board must affirmatively determine that neither the director, nor any member of his or her immediate family, has had any direct or indirect material relationship with the Company within the previous three years. In addition, to be considered “independent” under SEC rules, each member of the Audit Committee may not accept, directly or indirectly, any consulting, advisory, or other compensatory fee from us, other than compensation for his or her services as a director.

The Board considered relationships, transactions and/or arrangements with each of the directors and concluded that none of the non-employee directors, or any of his or her immediate family members, has any relationship with us that would impair his or her independence. The Board has determined that each member of the Board, other than Messrs. Wong and Teh, and Ms. Harrison, is an independent director under applicable NYSE listing standards and SEC rules. Messrs. Wong and Teh do not meet the independence standards because they are employees and executive officers of the Company. Ms. Peijin Harrison is a partner at Mellen, Smith & Pivoz which provides tax filing services to the Company. In fiscal year 2012, the firm received approximately $4,850 in fees from the Company. In light of the de minimis amount of the fees, the early stage of development of the Company’s business and the challenges associated with retaining directors qualified to serve as an audit committee financial expert, the Board determined to appoint Ms. Harrison to serve on its audit committee. Ms. Harrison satisfies the general director independence standards adopted by the NYSE but does not satisfy the heightened independence standard applicable to audit committee members, as set forth above.

ITEM 14. Principal AccountING Fees And Services.

All audit work relating to fiscal years ended October 31, 2012 and 2011 were performed by Borgers & Cutler CPAs PLLC.

Our Board of Directors established the Audit Committee on April 19, 2012. Prior to that time, the functions customarily delegated to an audit committee were performed by our full Board of Directors, which approved in advance, all services performed by its auditors. Our Audit Committee has considered whether the provision of non-audit services is compatible with maintaining the principal accountant’s independence, and has approved such services.

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

	October 31, 2012	October 31, 2011

Audit fees(1)	$68,500	$68,500

Audit related fees(2)	43,000	32,500

Tax fees	–	–

All other fees	–	–

(1) Audit Fees represent fees for professional services provided in connection with the audit of our consolidated annual financial statements and review of the quarterly financial statements and internal controls over financial reporting, and audit services in connection with statutory or regulatory filings, consents or other SEC matters.

(2) Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.” In fiscal 2012 and 2011, this category consisted of fees billed by HKCM in connection with compiling the Company’s financial statements for fiscal 2012 and 2011.

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

(3)	Exhibits

Exhibit No.	Name of Exhibit
2.1	Articles of Exchange (1)
2.2	Share Exchange Agreement, dated December 6, 2010, by and between Home Touch Holding Company, on the one hand, and Union Hub Technology Sdn. Bhn., Wooi Khang Pua and Kok Wai Chai, on the other hand (2)
2.3	Share Exchange Agreement, dated January 26, 2009, by and between Home Touch Holding Company and Home Touch Limited (3)
3.1	Amended and Restated Articles of Incorporation (1)
3.2	Amended and Restated Bylaws (4)
4.1	Form of common stock certificate (1)
10.1	Common Stock Purchase Agreement, dated December 6, 2010, by and among Home Touch Holding Company, Home Touch Limited, Up Pride Investments Limited and Magicsuccess Investments Limited (2)
10.2	Tenancy Agreement (Commercial), dated October 29, 2010, by and between Atomic Vision Sdn. Bhd. and Union Hub Technology Sdn. Bhd. (2)
10.3	Memorandum of Understanding For Cooperation In Castor Cultivation, dated December 8, 2011, by and between Prime Global Capital Group Incorporated and Mr. Wichai Samphantharat, Srira Cha Chief District Officer (5)
10.4	Form of Sales and Purchase Agreement dated August 6, 2012, by and between FNAC Holdings Sdn. Bhd. and PGCG Asset Holdings Sdn. Bhd. (6)
10.5	Letter of Offer (7)
10.6	Facilities Agreement (7)
10.7	Letter of Appointment dated July 19, 2011, by and between Union Hub Technology Sdn. Bhd. and Weng Kung Wong (8)
10.8	Letter of Appointment dated July 19, 2011, by and between Union Hub Technology Sdn. Bhd. and Liong Tat Teh (8)
10.9	Letter of Appointment dated July 19, 2011, by and between Union Hub Technology Sdn. Bhd. and Sek Fong Wong (8)
14	Code of Business Conduct and Ethics (9)
21	List of Subsidiaries*
23	Consent of HKCMCPA Limited*
24	Power of Attorney*
31.1	Certification of Chief Executive Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.*
31.2	Certification of Principal Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
99.1	Charter to Compensation Committee (10)
99.2	Charter to Audit Committee (10)
99.3	Charter to Corporate Governance Committee (10)
101.INS	XBRL Instance Document*
101.SCH	XBRL Schema Document*
101.CAL	XBRL Calculation Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*
101.LAB	XBRL Label Linkbase Document*
101.PRE	XBRL Presentation Linkbase Document*

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

(5) Incorporated by reference from our Current Report on Form 8-k filed with the Securities and Exchange Commission on December 13, 2011.

(6) Incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 6, 2012.

(7) Incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on December 14, 2012.

(8) Incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 19, 2011.

(9) Incorporated by reference from our Current Report of Form 8-K filed with the Securities and Exchange Commission on February 2, 2012.

(10) Incorporated by reference from our Current Report on Form 8-K filed with the Securities and Commission on April 26, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Prime Global Capital Group Incorporated
(Registrant)

By:	/s/Weng Kung Wong
Weng Kung Wong
Chief Executive Officer

Dated:	December 31, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Weng Kung Wong	Chief Executive Officer and Director	December 31, 2012
Weng Kung Wong	(Principal Executive Officer)

/s/ Liong Tat Teh Liong Tat Teh	Chief Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)	December 31, 2012

/s/ Dato’ Amiruddin Bin Che Embi* Dato’ Amiruddin Bin Che Embi	Director	December 31, 2012

/s/ Peijin W. Harrison* Peijin W. Harrison	Director	December 31, 2012

/s/ EE Ring Yap* EE Ring Yap	Director	December 31, 2012

Representing all of the members of the Board of Directors.

* By	/s/ Liong Tat Teh
Liong Tat Teh
Attorney-in-Fact**

**	By authority of the power of attorney filed herewith

