Form 10-Q
period 2013-01-31
PRIME GLOBAL CAPITAL GROUP Inc
filed 2013-03-12
CIK 1462047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2013

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

As of March 8, 2013, the issuer had outstanding 512,682,393 shares of common stock.

PART I   FINANCIAL INFORMATION

ITEM 1  Financial Statements

PRIME GLOBAL CAPITAL GROUP INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JANUARY 31, 2013 AND OCTOBER 31, 2012

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	January 31, 2013	October 31, 2012
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$895,686	$1,336,849
Marketable securities, available-for-sale	–	6,473,773
Accounts receivable	37,740	63,157
Advances to suppliers	875,044	–
Deposits and other receivables	7,225	85,360

Total current assets	1,815,695	7,959,139

Property, plant and equipment, net	57,765,202	30,557,652

Non-current assets:
Deposits on commercial buildings	971,126	3,068,167

TOTAL ASSETS	$60,552,023	$41,584,958

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,098	$5,431
Amount due to a related party	292,295	1,988,516
Income tax payable	1,037,414	834,925
Current portion of obligation under finance lease	8,343	8,413
Accrued liabilities and other payables	79,740	82,435

Total current liabilities	1,418,890	2,919,720

Long-term liabilities:
Obligation under finance lease	28,973	31,321
Amount due to a related party	6,520,070	–
Long term bank loan	13,298,735	–

Total liabilities	21,266,668	2,951,041

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 100,000,000 shares authorized; no shares issued and outstanding	–	–
Common stock, $0.001 par value; 1,000,000,000 shares authorized; 512,682,393 and 512,682,393 shares issued and outstanding, respectively	512,683	512,683
Additional paid-in capital	35,088,677	35,088,677
Accumulated other comprehensive income (loss)	54,399	(21,683)
Retained earnings	3,629,596	3,054,240

Total stockholders’ equity	39,285,355	38,633,917

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$60,552,023	$41,584,958

See accompanying notes to condensed consolidated financial statements.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED JANUARY 31, 2013 AND 2012

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended January 31,
	2013	2012
Revenues, net:
Software business	$1,638,627	$199,158
Trading business	–	–
Plantation business	61,043	49,238
Total revenues, net	1,699,670	248,396

Cost of revenues, non related party	(25,796)	(64,364)

Gross profit	1,673,874	184,032

Operating expenses:
General and administrative	(483,594)	(304,572)

Income (loss) from operations	1,190,280	(120,540)

Other income (expense):
Dividend income	26,292	1,452
Realized (loss) gain from sale of available-for-sale securities	(364,227)	58,873
Other income	–	1,421
Interest income	–	4,786
Interest expense	–	(479)

Income (loss) before income taxes	852,345	(54,487)

Income tax expense	(276,989)	(11,709)

NET INCOME (LOSS)	$575,356	$(66,196)

Other comprehensive income:
- Unrealized holding gain on available-for-sale securities	–	602,702
- Foreign exchange adjustment gain	76,082	28,256

COMPREHENSIVE INCOME	$651,438	$564,762

Net income per share – Basic and diluted	0.00	0.00

Weighted average common stock outstanding – Basic and diluted	504,752,402	500,110,613

See accompanying notes to condensed consolidated financial statements.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED JANUARY 31, 2013 AND 2012

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Three months ended January 31,
	2013	2012

Cash flows from operating activities:
Net income (loss)	$575,356	$(66,196)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation	15,208	13,787
Realized loss (gain) from sale of available-for-sale securities	364,227	(58,873)
Gain on disposal of plant and equipment	–	(1,421)
Changes in operating assets and liabilities:
Accounts receivable	25,099	13,793
Advances to suppliers	(795,081)	–
Deposits and other receivables	(30,138)	11,189
Accounts payable	(4,317)	(7,092)
Amount due to a related company	–	2,726
Income tax payable	210,676	7,740
Accrued liabilities and other payables	(2,281)	(30,779)
Net cash provided by (used in) operating activities	358,749	(115,126)

Cash flows from investing activities:
Purchase of marketable securities	–	(1,557,324)
Proceeds from sale of marketable securities	6,374,611	1,894,749
Change in investment in cash management fund	–	(4,018)
Payment on commercial buildings purchase	(25,413,080)	–
Purchase of plant and equipment	(13,089)	(11,256)
Proceeds from disposal of property, plant and equipment	–	8,894
Net cash (used in) provided by investing activities	(19,051,558)	331,045

Cash flows from financing activities:
Advances from a director	4,869,229	7,793
Payments on finance lease	(2,100)	(2,043)
Proceeds from bank loan	13,388,542	–
Net cash provided by financing activities	18,255,671	5,750

Foreign currency translation adjustment	(4,025)	17,049
NET CHANGE IN CASH AND CASH EQUIVALENTS	(441,163)	238,718
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,336,849	2,592,687

CASH AND CASH EQUIVALENTS, END OF PERIOD	$895,686	$2,831,405

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income tax	$46,063	$–
Cash paid for interest	$–	$479

See accompanying notes to condensed consolidated financial statements.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JANUARY 31, 2013 AND 2012

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE – 1          BASIS OF PRESENTATION

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

In the opinion of management, the consolidated balance sheet as of October 31, 2012 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended January 31, 2013 are not necessarily indicative of the results to be expected for the entire fiscal year ending October 31, 2013 or for any future period.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended October 31, 2012.

NOTE – 2          ORGANIZATION AND BUSINESS BACKGROUND

Prime Global Capital Group Incorporated (“PGCG” or “the Company”) was incorporated in the State of Nevada on January 26, 2009. On January 25, 2012, the Company changed its current name.

Currently, the Company, through its subsidiaries, is principally engaged in the operation of its oilseeds business, the provision of IT consulting and programming services, the real estate business and the business of distributing consumer products.

Recapitalization and reorganization

On January 15, 2010, the Company approved a 1 for 20 reverse split of its common stock. All common stock and per share data for all periods presented in these condensed consolidated financial statements have been restated to give effect to the reverse stock split.

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

Concurrently, on November 15, 2010, the Company appointed three new directors, Mr. Weng Kung Wong, Mr. Liong Tat Teh and Ms. Sek Fong Wong to the Company’s Board of Directors. Furthermore, all of the Company’s former officers resigned from their positions and Mr. Weng Kung Wong was appointed as the new chief executive officer and Mr. Teh Liong Tat as the new chief financial officer.

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

FOR THE THREE MONTHS ENDED JANUARY 31, 2013 AND 2012

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

On June 26, 2012, the Company consummated the sale to three accredited shareholders of the Company, of an aggregate of 760,000 shares of its common stock with par value of $0.001, at a price of $2.7 per share, or $2,052,000 in the aggregate.

On January 16, 2012, the Company consummated the sale to three accredited shareholders of the Company, of an aggregate of 920,000 shares of its common stock with par value of $0.001, at a price of $2 per share, or $1,840,000 in the aggregate.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JANUARY 31, 2013 AND 2012

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

Summary of the Company’s subsidiaries

	Company name	Place/date of incorporation	Particulars of issued capital	Principal activities

1.	Union Hub Technology Sdn. Bhd. (“UHT”)	Malaysia February 28, 2008	1,000,000 issued shares of ordinary shares of MYR 1 each	Provision of IT consulting and programming services and distributing consumer products

2.	Power Green Investments Limited (“PGIL”)	British Virgin Islands January 13, 2012	1 issued share of US$ 1 each	Inactive operation

3.	PGCG Properties Investment Limited (“PPIL”)	British Virgin Islands September 1, 2012	1 issued share of US$ 1 each	Inactive operation

4.	Virtual Setup Sdn. Bhd. (“VSSB”)	Malaysia January 17, 2010	2 issued shares of ordinary shares of MYR 1 each	Operation of palm oil plantation

5.	PGCG Assets Holdings Sdn. Bhd. (“PGCG Assets”)	Malaysia March 21, 2012	2 issued shares of ordinary shares of MYR 1 each	Investment in land

6.	PGCG Development Sdn. Bhd. (“PGCG Development”)	Malaysia March 21, 2012	2 issued shares of ordinary shares of MYR 1 each	Inactive operation

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JANUARY 31, 2013 AND 2012

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

7.	PGCG Plantations Sdn. Bhd. (“PGCG Plantation”)	Malaysia October 4, 2011	2 issued shares of ordinary shares of MYR 1 each	Holding company of VSSB

8.	Max Trend International Limited (“Max Trend”)	Hong Kong August 18, 2010	2 issued shares of ordinary shares of HK$ 1 each	Holding company of SMTG

9.	Shenzhen Max Trend Green Energy Company Limited (“SMTG”)	The PRC January 7, 2011	RMB 1,000,000	Castor cultivation and trading

10.	Dunford Corporation Sdn. Bhd.	Malaysia October 4, 2009	242,000 issued shares of ordinary shares of MYR 1 each	Property holding land

PGCG and its subsidiaries are hereinafter referred to as (the “Company”).

NOTE – 3          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and determined based on management’s assessment of known requirements, aging of receivables, payment history, the customer’s current credit worthiness and the economic environment. The Company did not record any allowance for doubtful accounts for the periods presented.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JANUARY 31, 2013 AND 2012

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

•	Advances to suppliers

The Company generally makes advanced payments to suppliers for material in the normal course of business. Advances to suppliers are recorded when payment is made by the Company and relieved against inventory when goods are received. The advance payments to suppliers may include provisions that set the purchase price and delivery date of raw materials.

Advances to suppliers are interest free and unsecured.

•	Property, plant and equipment

Property, plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational:

Expected useful life
Freehold plantation land	Indefinite
Land under development	Indefinite or 99 years
Commercial building	99 years
Motor vehicles	5 years
Furniture, fixture and equipment	10 years

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

FOR THE THREE MONTHS ENDED JANUARY 31, 2013 AND 2012

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

(b) Luxury consumer products

The Company earns the revenue from trading of luxury consumer products. Revenue is recognized when title passes to the customer, which is generally when the product is shipped and delivered to the customers, assuming no significant obligations of the Company remain and the collection of relevant receivables is probable.

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

FOR THE THREE MONTHS ENDED JANUARY 31, 2013 AND 2012

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

For the three months ended January 31, 2013, the Company did not have any interest and penalties associated with tax positions. As of January 31, 2013, the Company did not have any significant unrecognized uncertain tax positions.

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

FOR THE THREE MONTHS ENDED JANUARY 31, 2013 AND 2012

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

Translation of amounts from the local currencies of the Company into US$ has been made at the following exchange rates for the respective periods:

	January 31,
	2013	2012
Period-end MYR : US$1 exchange rate	3.08300	3.0546
Period-average MYR : US$1 exchange rate	3.06232	3.1483
Period-end RMB : US$1 exchange rate	6.28860	-
Period-average RMB : US$1 exchange rate	6.28867	-
Period-end HK$ : US$1 exchange rate	7.75850	-
Period-average HK$ : US$1 exchange rate	7.75153	-

•	Related parties

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

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. During the period ended January 31, 2013, the Company operates in four reportable operating segments.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JANUARY 31, 2013 AND 2012

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

•	Fair value of financial instruments

The carrying value of the Company’s financial instruments (excluding obligation under finance lease): cash and cash equivalents, accounts receivable, amounts due from related parties, deposits and other receivables, income tax payable, amount due to related parties, accrued liabilities and other payables approximate at their fair values because of the short-term nature of these financial instruments.

Management believes, based on the current market prices for interest rates on similar debt instruments, the fair value of its obligation under finance lease and long term bank loan approximates the carrying amount.

The Company also follows the guidance of the ASC Topic 820-10, “Fair Value Measurements and Disclosures” ("ASC 820-10"), with respect to financial assets and liabilities that are measured at fair value. ASC 820-10 establishes a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value as follows:

—	Level 1 : Observable inputs such as quoted prices in active markets;
—	Level 2 : Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
—	Level 3 : Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions

•	Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations, as follows:

In January 2013, the Financial Accounting Standards Board issued ASC Update No. 2013-02, “Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” (“ASU 2013-02”). ASU 2013-02 provides companies with the option to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If the Company concludes that it is more likely than not that the asset is impaired, it is required to determine the fair value of the intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying value in accordance with Topic 350. If the Company concludes otherwise, no further quantitative assessment is required. The Company does not expect the adoption of ASU 2013-02 to impact its results of operations or financial position.

NOTE – 4          DEPOSITS ON COMMERICAL BUILDINGS

		January 31, 2013	October 31, 2012

Deposit on fifteen-storey commercial building		$-	$2,665,838
Deposit on twelve-storey commercial building	(a)	971,126	402,329
Total		$971,126	$3,068,167

On June 25, 2012, PGCG Assets entered into a binding Confirmation of Salient Terms & Conditions of Sales & Purchase Agreement (“the Confirmation Letter”), to purchase a twelve-storey commercial building located in Kuala Lumpur, Malaysia at a purchase price of $3,864,643 (equivalent to MYR12,300,000).

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JANUARY 31, 2013 AND 2012

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

Pursuant to the terms of the Offer Letters, the Lender agreed to lend the aggregate principal amount of RM 8,610,000 to finance the acquisition of the Building (the “Loan”). The outstanding principal amount will accrue interest at a monthly rate equal to Lender’s publicized base lending rate less 2%. As of the date of the Offer Letters, the Bank Lending Rate was 6.60% per annum. The Loan will be repayable over a period of 24 years in monthly installments of RM 49,433 and will be secured by the Building. Lender will be entitled to assess additional fees equal to 2% of the facility (but no less than RM 5000 per facility) in the event the Loan is refinanced or the Building is redeemed or disposed of or released or discharged from the security created pursuant to the Loan within 5 years from the date of the first drawdown.

PGCG Assets will have four months from January 25, 2013, to draw down on the loan. Funding will be contingent upon the fulfillment of several conditions precedent, including without limitation, an appraisal of the Building and any other conditions precedent as may be set forth in the definitive loan documents. The terms and conditions of the Loan will be governed by definitive documents to be prepared by the Lender.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JANUARY 31, 2013 AND 2012

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE – 5          PROPERTIES, PLANT AND EQUIPMENT, NET

	January 31, 2013	October 31, 2012

Plantation land	$7,845,805	$7,845,805
Land under development	22,368,233	22,355,144
Commercial building	27,313,980	–
Motor vehicles	277,355	277,355
Furniture, fixture and equipment	30,760	30,760
Foreign translation difference	44,797	150,058
	57,880,930	30,659,122
Less: accumulated depreciation	(116,123)	(100,914)
Less: foreign translation difference	395	(556)
Total	$57,765,202	$30,557,652

Depreciation expense for the three months ended January 31, 2013 and 2012 was $15,208 and $13,787, respectively.

On December 11, 2012, PGCG Assets consummated the purchase of a fifteen story office building located at Geran 10010, Lot 238, Section 43, Townend District of Kuala Lumpur, Wilayah Persekutuan, Kuala Lumpur, Malaysia, which is reclassified as commercial building under Property, plant and equipment.

NOTE – 6          AMOUNTS DUE TO RELATED PARTIES

As of January 31, 2013, amount due to a related party of $292,295 represented temporary advances made to the Company by the former shareholder of a subsidiary, Max Trend International Limited, which was unsecured, interest-free and repayable on demand.

As of January 31, 2013, amount due to a related party of $6,520,070 represented temporary advances made to the Company by the director and chief executive officer of the Company, Mr. Weng Kung Wong, which was unsecured, interest-free and have no fixed term of repayment. It is expected not to be repayable in the next twelve months.

NOTE – 7          ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consist of the following:

	January 31, 2013	October 31, 2012

Accrued operating expenses	$69,740	$69,387
Advances from third parties	10,000	10,000
Deferred revenue	–	3,048
	$79,740	$82,435

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JANUARY 31, 2013 AND 2012

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE – 8          OBLIGATION UNDER FINANCE LEASE

The Company purchased a motor vehicle under a finance lease agreement with the effective interest rate of 6.58% per annum, due through January 21, 2017, with principal and interest payable monthly. The obligation under the finance lease is as follows:

	January 31, 2013	October 31, 2012

Finance lease	$37,808	$41,671
Less: interest expense	(492)	(1,937)

Net present value of finance lease	$37,316	$39,734

Current portion	$8,343	$8,413
Non-current portion	28,973	31,321

Total	$37,316	$39,734

As of January 31, 2013, the maturities of the finance lease for each of the five years are as follows:

Period ending January 31:
2014	$8,343
2015	8,343
2016	8,343
2017	8,343
2018	3,944

Total	$37,316

NOTE – 9          LONG TERM BANK LOAN

In December 2012, the Company, through PGCG Assets obtained a loan in the principal amount of RM 41,000,000 from Hong Leong Bank Berhad, a financial institution in Malaysia to finance the acquisition of a fifteen story office building property, which bears interest at a rate of 1.75% per annum over the lending rate, variable rate quoted by the bank, with 180 monthly installments over a period of 15 years and will mature on January 31, 2028.

For the three months ended January 31, 2013, the lending rate is 6.6% per annum.

The loan is secured by all assets held by PGCG Assets and is personally guaranteed by the director and chief executive officer of the Company, Mr. Weng Kung Wong and the director of the Company’s subsidiary, Mr. Kok Wai Chai and its subsidiary, UHT.

NOTE – 10          INCOME TAXES

The local (United States) and foreign components of (loss) income before income taxes were comprised of the following:

	Three months ended January 31,
	2013	2012
Tax jurisdictions from:
– Local	$153,166	$(148,616)
– Foreign, representing
BVI	–	–
Malaysia	719,111	94,129
Hong Kong	(52)	–
The PRC	(19,880)	–
Income (loss) before income taxes	$852,345	$(54,487)

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JANUARY 31, 2013 AND 2012

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Provision for income taxes consisted of the following:

Three months ended January 31,
	2013	2012
Current:
– Local	$–	$–
– Foreign, representing
Malaysia	276,989	11,709
Hong Kong	–	–
The PRC		–

Deferred:
– Local	–	–
– Foreign, representing
Malaysia	–	–
Hong Kong	–	–
The PRC	–	–
Income tax expense	$276,989	$11,709

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. During the periods presented, the Company has subsidiaries that operate in Malaysia, Hong Kong and the PRC that are subject to tax in the jurisdictions in which they operate, as follows:

United States of America

As of January 31, 2013, the operations in the United States of America incurred $271,497 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2033, if unutilized. There is also a capital loss of $126,282 from the sale of a subsidiary. The Company has provided a full valuation allowance of $139,223 against deferred tax assets on the expected future benefits from the net operating loss carryforwards and the capital loss as the management believes it is more likely than not that these assets will not be realized in the future.

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

FOR THE THREE MONTHS ENDED JANUARY 31, 2013 AND 2012

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Malaysia

UHT, VSSB, PGCG Assets and PGCG Development are subject to the Malaysia Corporate Tax Laws at a progressive income tax rate starting from 20% on the assessable income for its tax year. A reconciliation of income before income taxes to the effective tax rate as follows:

	Three months ended January 31,
	2013	2012

Income before income taxes	$719,111	$94,129
Statutory income tax rate	20%	20%
Income tax at statutory tax rate	143,821	18,825
Tax effect of non-deductible expenses	47,147	5,352
Tax effect of non-taxable income	–	(12,257)
Tax effect of tax allowances	–	(2,966)
Tax adjustment	46,578	–
Net operating loss	39,443	2,755
Income tax expense	$276,989	$11,709

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of January 31, 2013 and October 31, 2012:

	January 31, 2013	October 31, 2012
Deferred tax assets:
Capital loss	$44,199	$44,199
Net operating loss carryforwards
– Local (United States)	95,024	148,632
– Hong Kong	727	718
	139,950	193,549
Less: valuation allowance	(139,950)	(193,549)
Deferred tax assets	$-	$-

NOTE – 11          STOCKHOLDERS’ EQUITY

As of January 31, 2013, the number of shares of the Company’s common stock issued and outstanding is 512,682,393 shares. There are no shares of preferred stock issued and outstanding.

NOTE – 12          RELATED PARTY TRANSACTIONS

For the three months ended January 31, 2013 and 2012, the Company leased an office premise at the current market value of $2,447 and $2,382 from a related company, respectively, which is controlled by the director and chief executive officer of the Company, Mr. Weng Kung Wong in the normal course of business.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JANUARY 31, 2013 AND 2012

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE – 13          SEGMENT INFORMATION

(a) Business Segment Reporting

The Company operates four reportable business segments in Malaysia and the PRC, as defined by ASC Topic 280:

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 4). The Company had no inter-segment sales for the periods presented. Summarized financial information concerning the Company’s reportable segments is shown as below:

	Three months ended January 31, 2013
	Software Business	Trading Business	Plantation Business	Real Estate Business	Corporate	Total

Revenues, net	$1,638,627	$–	$61,043	$–	$–	$1,699,670
Cost of revenues	(6,907)	–	(18,889)	–	–	(25,796)
Gross profit	1,631,720	–	42,154	–	–	1,673,874
Depreciation	1,060	–	4,719	–	9,429	15,208
Net income (loss)	859,353	–	(8,939)	–	(275,058)	575,356
Total assets	24,327	–	9,076,787	51,270,441	180,468	60,552,023
Expenditure for long-lived assets	$–	$–	$–	$25,426,169	$–	$25,426,169

	Three months ended January 31, 2012
	Software Business	Trading Business	Plantation Business	Real Estate Business	Corporate	Total

Revenues, net	$199,158	$–	$49,238	$–	$–	$248,396
Cost of revenues	(6,718)	–	(57,646)	–	–	(64,364)
Gross profit	192,440	–	(8,408)	–	–	184,032
Depreciation	–	–	3,963	–	9,824	13,787
Net income (loss)	100,331	–	(17,911)	–	(148,616)	(66,196)
Total assets		–	1,314,653	–	6,669,990	7,984,643
Expenditure for long-lived assets	$–	$–	$114	$–	$11,142	$11,256

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JANUARY 31, 2013 AND 2012

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

(b) Geographic Segment Reporting

In respect of geographical segment reporting, sales are based on the countries in which the customer is located, as follows:

	Three months ended January 31,
	2013	2012
Revenues, net
Malaysia	$1,689,993	$248,396
The PRC	9,677	–
Total revenues, net	$1,699,670	$248,396

NOTE – 14          CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a) Major customers

For the three months ended January 31, 2013 and 2012, the customer who accounted for 10% or more of the Company’s revenues is presented as follows:

		Three months ended January 31, 2013		January 31, 2013
	Business segment	Revenues	Percentage of revenues	Trade accounts receivable

Customer D	Software	$489,825	29%	$–
Customer E	Software	489,825	29%	–
Customer F	Software	653,099	38%	–
Total:		$1,632,749	96%	$–

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JANUARY 31, 2013 AND 2012

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

		Three months ended January 31, 2012		January 31, 2012
	Business segment	Revenues	Percentage of revenues	Trade accounts receivable

Customer A	Software	$106,440	43%	$–
Customer B	Software	91,956	37%	–
Customer C	Plantation	49,238	20%	13,333
Total:		$247,634	100%	$13,333

(b) Major vendors

For the three months ended January 31, 2013 and 2012, the vendor who accounted for 10% or more of the Company’s purchases is presented as follows:

	Three months ended January 31, 2013		January 31, 2013
	Purchase	Percentage of purchase	Trade accounts payable

Vendor C	$6,907	27%	$–
Vendor D	8,575	33%	–
Total:	$15,482	60%	$–

	Three months ended January 31, 2012		January 31, 2012
	Purchase	Percentage of purchase	Trade accounts payable

Vendor A	$38,116	59%	$–
Vendor B	10,132	16%	–
Total:	$48,248	75%	$–

(c)	Credit risk

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

(d) Interest rate risk

As the Company has no significant interest-bearing assets, the Company’s income and operating cash flows are substantially independent of changes in market interest rates.

The Company’s interest-rate risk arises from bank loans and finance lease. Borrowings issued at variable rates expose the Company to cash flow interest-rate risk. Borrowings issued at fixed rates expose the Company to fair value interest-rate risk. Company policy is to maintain approximately all of its borrowings in fixed rate instruments. At the period-end, the bank borrowings were at fixed and floating rates.

(e) Exchange rate risk

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

FOR THE THREE MONTHS ENDED JANUARY 31, 2013 AND 2012

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

(f) Economic and political risks

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

NOTE – 15          COMMITMENTS AND CONTINGENCIES

(a) Operating lease commitment

The Company leases certain office premises under operating lease that expire at various dates through 2014. The leases, which cover periods from one to two years, generally provide for renewal options at specified rental amounts.

Aggregate rent expenses for the three months ended January 31, 2013 and 2012 were $2,449 and $2,935, respectively.

As of January 31, 2013, the Company has future minimum rental payments due under non-cancelable operating lease in the next two years and thereafter, as follows:

Year ending January 31:
2014	$9,731
2015	8,109

Total	$17,840

(b) Capital commitment

As of January 31, 2013, the Company has future contingent payment of $3.2 million under the conditional purchase contract in connection of purchase of a commercial building within six months of the date of the purchase agreement, which will be financed by a combination of cash and external borrowings.

NOTE – 16          SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were issued and filed with this Form 10-Q. Except as set forth below, there were no subsequent events that required recognition or disclosure.

On February 4, 2013, Weng Kung Wong, our Chief Executive Officer and Director, became a party to twelve separate Letters of Offer (collectively, the “Offer Letters”) issued by United Overseas Bank (Malaysia) Bhd. (the “Lender”) to finance the acquisition of a twelve story office building located at Megan Avenue 1, No. 189, Jalan Tun Razak, 50400 Kuala Lumpur, Malaysia (the “Building”) at an aggregate purchase price of RM 12,300,000 on an “AS IS WHERE IS” basis. Mr. Wong entered into the Offer Letters for the benefit of PGCG Assets Holdings Sdn. Bhd., our wholly owned subsidiary, or PGCG Assets.

Pursuant to the terms of the Offer Letters, the Lender agreed to lend to Mr. Wong the aggregate principal amount of RM 8,610,000 to finance the acquisition of the Building (the “Loan”). The outstanding principal amount will accrue interest at a monthly rate equal to Lender’s publicized base lending rate less 2%. As of the date of the Offer Letters, the Bank Lending Rate was 6.60% per annum. The Loan will be repayable over a period of 24 years in monthly installments of RM 49,433 and will be secured by the Building. Lender will be entitled to assess additional fees equal to 2% of the facility (but no less than RM 5000 per facility) in the event the Loan is refinanced or the Building is redeemed or disposed of or released or discharged from the security created pursuant to the Loan within 5 years from the date of the first drawdown.

PGCG Assets will have four months from January 25, 2013, to draw down on the loan. Funding will be contingent upon the fulfillment of several conditions precedent, including without limitation, an appraisal of the Building and any other conditions precedent as may be set forth in the definitive loan documents. The terms and conditions of the Loan will be governed by definitive documents to be prepared by the Lender.

On March 1, 2013, the Board of Directors of the Company approved the dismissal of Borgers & Cutler CPA’s PLLC (“B&C”) as our independent accountant due to the dissolution of B&C. B&C audited our consolidated financial statements for the fiscal years ended October 31, 2012 and 2011, and reviewed our financial statements for the related interim periods. Concurrently therewith, the Company retained the firm of BF Borgers CPA PC, to audit our financial statement for our fiscal year ending October 31, 2013. The Company's change in its certifying accountant is more fully described in its Current Report on Form 8-K filed with the SEC on March 1, 2013.

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

Overview

During the three months ended January 31, 2013, we operated in the following four business segments: (i) the provision of IT consulting, programming and website development services; (ii) our oilseeds business; (iii) our real estate business and (iv) the distribution of consumer products. Our software and oilseeds businesses accounted for all of our revenues for fiscal quarter January 31, 2013. We did not generate any revenues from any of our other business segments during such period. Summarized financial information regarding each revenue generating segment and the real estate business segment as of fiscal quarter end January 31, 2013 is as follows:

	Three months ended January 31, 2013
	Software Business	Trading Business	Plantation Business	Real Estate Business	Corporate	Total

Revenues, net	$1,638,627	$–	$61,043	$–	$–	$1,699,670
Cost of revenues	(6,907)	–	(18,889)	–	–	(25,796)
Gross profit	1,631,720	–	42,154	–	–	1,673,874
Depreciation	1,060	–	4,719	–	9,429	15,208
Net income (loss)	859,353	–	(8,939)	–	(275,058)	575,356
Total assets	24,327	–	9,076,787	51,270,441	180,468	60,552,023
Expenditure for long-lived assets	$–	$–	$–	$25,426,169	$–	$25,426,169

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

We have scaled back our m-commerce activities except for the provision of IT consulting, programming and website development services related to software previously sold. We intend to continue to engage in limited after sales consulting/website development activities and future sales activities only if such opportunities become readily available. Our sales consulting/website development activities accounted for approximately 96.4% of our net revenue for the three months ended January 31, 2013, as compared to 80.2% of our net revenue during the three month period ended January 31, 2012. We expect this business segment to account for a decreasing share of our net revenue in the near future as we focus on our oilseeds and real estate businesses.

We expect to continue distributing consumer goods only if such opportunities become readily available. We do not expect to invest significantly in our consumer product distribution operations and did not generate any revenue from this business segment during the three months ended January 31, 2013 and 2012. We do not expect this business segment to generate significant revenue in the near future.

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

In August 2012, we executed a Sales and Purchase Agreement to purchase a 12 story commercial building located at Megan Avenue 1, No. 189, Jalan Tun Razak, 50400 Kuala Lumpur, Malaysia at an aggregate purchase price of US MYR12,300,000. We are in discussions to extend the closing date of this transaction but have not agreed upon definitive terms.

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

As of January 31, 2013, we had cash and cash equivalents of $895,686, purchase prepayments of $875,044 representing advanced payments to an oilseed supplier.  The decrease in cash and cash equivalents and our marketable securities available for sale resulted from the consummation of the purchase of a commercial building in December 2012, which was financed through a combination of US $13.5 million in cash and a bank loan. We will require approximately $3.2 million to consummate the purchase of a 12 story commercial building and US$ 10,000 to initiate trial planting of castor plants. We are currently in discussions with the seller to extend the consummation date for the purchase of the 12 story building located at Megan Avenue 1, No. 189, Jalan Tun Razak, 50400 Kuala Lumpur, Malaysia, but have not entered into a definitive agreement regarding the terms of such extension. In February 4, 2013, Weng Kung Wong, our Chief Executive Officer and Director, obtained a loan in the aggregate principal amount of RM 8,610,000, or approximately US$ 2.8 million, from United Overseas Bank (Malaysia) Bhd. (the “Lender”) to finance the acquisition of such 12 story building.

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

Results of Operations

The following table sets forth certain operational data for the periods indicated:

Fiscal Quarter Ended
	January 31, 2013	January 31, 2012

Total net revenues	$1,699,670	$248,396
Software sales	1,638,627	199,158
Product sales	-	-
Plantation sales	61,043	49,238
Total cost of revenue	(25,796)	(64,364)
Software sales	(6,907)	(6,718)
Product sales	-	-
Plantation sales	(18,889)	(57,646)
Gross profit	1,673,874	184,032
Software sales	1,631,720	192,440
Product Sales	-	-
Plantation Sales	42,154	(8,408)
General and administrative expenses	(483,594)	(304,572)
Other income, net (expense)	(337,935)	66,053
Income tax expense	(276,989)	(11,709)
Net income (loss)	575,356	(66,196)

Comparison of the three months ended January 31, 2013 and January 31, 2012

Net Revenue. We generated net revenue of $1,699,670 and $248,396 for the three months ended January 31, 2013 and 2012, respectively.

Software sales accounted for approximately 96.4% as compared to 80.2% of our net revenue for the three months ended January 31, 2013 and 2012, respectively. Our oilseeds business accounted for approximately 3.6% of our net revenue for three months ended January 31, 2013, compared to 19.8% for three months ended January 31, 2012. The increase of software related revenue as compared to oilseeds related revenue is a result of successful sales of software and delays in the implementation of our oilseeds business. We expect to our oilseeds revenue and real estate related revenues to gradually account for an increasing share of our net revenue in the future as those business segments continue to mature.

We did not derive any revenue from product sales in three months ended January 31, 2013 and 2012. On a going forward basis, we expect to make product sales only as such opportunities may arise. Accordingly, we do not expect product sales to account for a significant portion of our net revenues.

Cost of Revenue. Our cost of revenue as a percentage of revenue was 1.5% for the three months ended January 31, 2013 with software sales and plantation sales accounting for approximately 27% and 73%, respectively. Cost of revenue as a percentage of revenue was 26% for the three months ended January 31, 2012, with software sales and plantation sales accounting for approximately 80.2% and 19.8%, respectively. The decrease is primarily attributable to the lower cost of revenue associated with the software derived revenue as compared to the cost of revenue associated with oilseeds revenue. Cost of revenue in 2013 consisted primarily of software purchase costs, costs of labor that are directly attributable to the sale of software and costs related to the palm oil business such as rental of plantation land, material supplies and subcontracting costs incurred for planting, fertilizing and harvesting the palm oil tree. Shipping and handling costs associated with the distribution of fresh fruit bunches to the customers are also included in cost of revenues.

We expect our cost of revenue attributable to our oilseeds and real estate businesses to continue to increase and those attributable to our other segments to decrease as we shift our focus to our oilseeds and real estate businesses.

Gross Profit. We achieved a gross profit of $1,673,874 for the three months ended January 31, 2013, as compared to $184,032 for the three months ended January 31, 2012. Software sales and plantation sales accounting for approximately 97.5% and 2.5%, respectively of our gross profit as of January 31, 2013. As of January 31, 2012, software sales accounted for all of our net gross profit, with plantation sales recording a gross loss of $8,408. The decrease of gross profit attributable to software sales is attributable to our focus on our oilseeds and real estate businesses. We expect gross profit attributable to software sales to decrease as we shift our focus to our oilseeds and real estate businesses. Similarly, we expect our gross profit derived from our oilseeds and real estate businesses to gradually increase.

General and Administrative Expenses (“G&A”). We incurred G&A expenses of $483,594 for the three months ended January 31, 2013, representing an increase of $179,022, as compared to $304,572 for the three months ended January 31, 2012. The increase in G&A is primarily attributable to the commencement of our oilseeds and real estate operations and the increased costs of compliance associated with being a large accelerated filer. We believe that G&A expenses may continue to increase in the future as we continue developing our oilseeds and real estate operations.

We did not make any significant investments in our consumer goods business and did not generate sales in the three months ended January 31, 2013 and 2012. We expect to continue relying on the personal relationships of our executive officers and directors in generating sales on a going forward basis and do not expect our consumer goods business to incur significant G&A expenses.

As a general matter, we expect our G&A to increase in the foreseeable future as acquire real estate or other businesses and assets. However, we expect G&A as a percentage of net revenue to decrease as our net revenue increases. G&A as a percentage of net revenue was approximately 28.5% and 122.6% for the three months ended January 31, 2013 and 2012, respectively.

Other Income (Expense), net. We incurred net other expense of $337,935 for the three months ended January 31, 2013, as compared to $66,053 of net other income for the three months ended January 31, 2012. The increase in net expense is attributable primarily to realized loss from the sale of available-for-sale securities of $364,227 and stock dividend income of $26,292.

Income Tax Expense. We recorded income tax expenses of $276,989 for the three months ended January 31, 2013, as compared to $11,709 for the same period ended January 31, 2012. The increase is primarily attributable to our increase in revenues. Tax expense as a percentage of income before income tax was approximately 32.5% for the three months ended January 31, 2013. In the three months ended January 31, 2012, we recorded loss before income taxes of $54,487.

Liquidity and Capital Resources

As of January 31, 2012, we had cash and cash equivalents of $2,831,405 and marketable securities available for sale of $4,019,147.

As of January 31, 2013, we had cash and cash equivalents of $895,686, purchase prepayments of $875,044 representing advanced payments to an oilseed supplier.  The decrease in cash and cash equivalents and our marketable securities available for sale resulted from the consummation of the purchase of a commercial building in December 2012, which was financed through a combination of US $13.5 million in cash and a bank loan. We will require approximately $3.2 million to consummate the purchase of a 12 story commercial building and US$ 10,000 to initiate trial planting of castor plants. We are currently in discussions with the seller to extend the consummation date for the purchase of the 12 story building located at Megan Avenue 1, No. 189, Jalan Tun Razak, 50400 Kuala Lumpur, Malaysia, but have not entered into a definitive agreement regarding the terms of such extension. In February 4, 2013, Weng Kung Wong, our Chief Executive Officer and Director, obtained a loan in the aggregate principal amount of RM 8,610,000, or approximately US$ 2.8 million, from United Overseas Bank (Malaysia) Bhd. (the “Lender”) to finance the acquisition of such 12 story building.

We expect to incur significantly greater expenses in the near future, including the contractual obligations that we have assumed discussed below, to consummate the purchase of our commercial property and begin development activities. We also expect our general and administrative expenses to increase as we expand our finance and administrative staff, add infrastructure, and incur additional costs related to being a large accelerated filer, including directors’ and officers’ insurance and increased professional fees.

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

	Fiscal Quarter Ended
	1/31/2013	1/31/2012
Net cash provided by (used in) operating activities	358,749	(115,126)
Net cash (used in) provided by investing activities	(19,051,558)	331,045
Net cash provided by financing activities	18,255,671	5,750

Net Cash Provided By Operating Activities.

For the three months ended January 31, 2013, net cash provided by operating activities was $358,749, which consisted primarily of net income of $575,356, realized loss from sale of available-for-sale securities of $364,227, an decrease in accounts receivable of $25,099 and depreciation of $15,208, offset primarily by decreases in advances to suppliers of $795,081 and a decrease in deposits and other receivables of $30,138.

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

As we shift away from our software and product sales businesses, we expect cash derived from these activities to decrease. We anticipate cash from our oilseeds operating activities to increase as we focus on our oilseeds operations. We expect to receive cash from our real estate operations once we consummate the purchase of our commercial buildings, which will be offset by the increased expenses associated with developing our residential projects. We expect to continue to rely on cash generated through private placements of our securities, however, to finance our operations and future acquisitions.

Net Cash Used in Investing Activities.

For the three months ended January 31, 2013, net cash used in investing activities was $19,051,558, which was primarily attributable to payments in connection with the purchase of our commercial buildings in Malaysia of $25,413,080 and plant and equipment purchases of $13,089, offset by proceeds from the sale of marketable securities of $6,374,611.

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

Net Cash Provided By Financing Activities.

For the three months ended January 31, 2013, net cash provided by financing activities was $18,255,671, consisting primarily of proceeds from a bank loan of $13,388,542, advances from Weng Kung Wong, our Chief Executive Officer and director, of $4,869,229, offset by repayments of $2,100 on a finance lease. Advances by Messrs. Wong and Khang were made to us was made on an interest-free, unsecured basis and are repayable on demand.

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

Contractual Obligations and Commercial Commitments

We had the following contractual obligations and commercial commitments as of January 31, 2013:

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations
Office premises	17,840	9,731	8,109	-	-
Total operating lease obligations	17,840	9,731	8,109	-	-

As of January 31, 2013, the Company has future contingent payment of $3.2 million under the conditional purchase contract in connection of purchase of a commercial building within six months of the date of the purchase agreement, which will be financed by a combination of cash and external borrowings.

In February 4, 2013, Weng Kung Wong, our Chief Executive Officer and Director, became a party to twelve separate Letters of Offer (collectively, the “Offer Letters”) issued by United Overseas Bank (Malaysia) Bhd. (the “Lender”) to finance the acquisition of a twelve story office building located at Megan Avenue 1, No. 189, Jalan Tun Razak, 50400 Kuala Lumpur, Malaysia (the “Building”) at an aggregate purchase price of RM 12,300,000 (approximately US $3.97 million) on an “AS IS WHERE IS” basis. Mr. Wong entered into the Offer Letters for the benefit of PGCG Assets Holdings Sdn. Bhd., our wholly owned subsidiary, or PGCG Assets.

Pursuant to the terms of the Offer Letters, the Lender agreed to lend to Mr. Wong the aggregate principal amount of RM 8,610,000 (approximately US $2.8 million) to finance the acquisition of the Building (the “Loan”). The outstanding principal amount will accrue interest at a monthly rate equal to Lender’s publicized base lending rate less 2%. As of the date of the Offer Letters, the Bank Lending Rate was 6.60% per annum. The Loan will be repayable over a period of 24 years in monthly installments of RM 49,433 and will be secured by the Building. Lender will be entitled to assess additional fees equal to 2% of the facility (but no less than RM 5000 per facility) in the event the Loan is refinanced or the Building is redeemed or disposed of or released or discharged from the security created pursuant to the Loan within 5 years from the date of the first drawdown.

A copy of a form of the Offer Letters is incorporated herein by reference and filed as Exhibit 10.5 to this Current Report on report. The description of the transactions contemplated by the Offer Letters set forth herein does not purport to be complete and is qualified in its entirety by reference to the full text of the exhibits filed herewith and incorporated herein by reference.

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

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and determined based on management’s assessment of known requirements, aging of receivables, payment history, the customer’s current credit worthiness and the economic environment. The Company did not record any allowance for doubtful accounts for the periods presented.

•	Advances to suppliers

The Company generally makes advanced payments to suppliers for material in the normal course of business. Advances to suppliers are recorded when payment is made by the Company and relieved against inventory when goods are received. The advance payments to suppliers may include provisions that set the purchase price and delivery date of raw materials.

Advances to suppliers are interest free and unsecured.

•	Property, plant and equipment

Property, plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational:

Expected useful life
Freehold plantation land	Indefinite
Land under development	Indefinite or 99 years
Commercial building	99 years
Motor vehicles	5 years
Furniture, fixture and equipment	10 years

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

For the three months ended January 31, 2013, the Company did not have any interest and penalties associated with tax positions. As of January 31, 2013, the Company did not have any significant unrecognized uncertain tax positions.

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

Translation of amounts from the local currencies of the Company into US$ has been made at the following exchange rates for the respective periods:

	January 31,
	2013	2012
Period-end MYR : US$1 exchange rate	3.08300	3.0546
Period-average MYR : US$1 exchange rate	3.06232	3.1483
Period-end RMB : US$1 exchange rate	6.28860	-
Period-average RMB : US$1 exchange rate	6.28867	-
Period-end HK$ : US$1 exchange rate	7.75850	-
Period-average HK$ : US$1 exchange rate	7.75153	-

•	Related parties

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

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. During the period ended January 31, 2013, the Company operates in four reportable operating segments.

•	Fair value of financial instruments

The carrying value of the Company’s financial instruments (excluding obligation under finance lease): cash and cash equivalents, accounts receivable, amounts due from related parties, deposits and other receivables, income tax payable, amount due to related parties, accrued liabilities and other payables approximate at their fair values because of the short-term nature of these financial instruments.

Management believes, based on the current market prices for interest rates on similar debt instruments, the fair value of its obligation under finance lease and long term bank loan approximates the carrying amount.

The Company also follows the guidance of the ASC Topic 820-10, “Fair Value Measurements and Disclosures” ("ASC 820-10"), with respect to financial assets and liabilities that are measured at fair value. ASC 820-10 establishes a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value as follows:

—	Level 1 : Observable inputs such as quoted prices in active markets;
—	Level 2 : Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
—	Level 3 : Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions

Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations, as follows:

In January 2013, the Financial Accounting Standards Board issued ASC Update No. 2013-02, “Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” (“ASU 2013-02”). ASU 2013-02 provides companies with the option to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If the Company concludes that it is more likely than not that the asset is impaired, it is required to determine the fair value of the intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying value in accordance with Topic 350. If the Company concludes otherwise, no further quantitative assessment is required. The Company does not expect the adoption of ASU 2013-02 to impact its results of operations or financial position.

ITEM 3                   Quantitative and Qualitative Disclosures about Market Risk

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

ITEM 4                   Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures, subject to limitations as noted below, as of January 31, 2013, and during the period prior to and including the date of this report, were effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

Subject to the foregoing disclosure, there were no changes in our internal control over financial reporting that occurred during our last fiscal quarter ended January 31, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A                Risk Factors

None.

ITEM 2                   Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3                   Defaults upon Senior Securities

None.

ITEM 4                   Mine Safety Disclosures

Not applicable.

ITEM 5                   Other Information

None.

ITEM 6                   Exhibits

2.1	Articles of Exchange (1)
2.2	Share Exchange Agreement, dated December 6, 2010, by and between Home Touch Holding Company, on the one hand, and Union Hub Technology Sdn. Bhn., Wooi Khang Pua and Kok Wai Chai, on the other hand (2)
2.3	Share Exchange Agreement, dated January 26, 2009, by and between Home Touch Holding Company and Home Touch Limited (3)
3.1	Amended and Restated Articles of Incorporation (1)
3.2	Amended and Restated Bylaws (4)
4.1	Form of common stock certificate (1)
10.1	Common Stock Purchase Agreement, dated December 6, 2010, by and among Home Touch Holding Company, Home Touch Limited, Up Pride Investments Limited and Magicsuccess Investments Limited (2)
10.2	Tenancy Agreement (Commercial), dated October 29, 2010, by and between Atomic Vision Sdn. Bhd. and Union Hub Technology Sdn. Bhd. (2)
10.3	Memorandum of Understanding For Cooperation In Castor Cultivation, dated December 8, 2011, by and between Prime Global Capital Group Incorporated and Mr. Wichai Samphantharat, Srira Cha Chief District Officer (5)
10.4	Form of Sales and Purchase Agreement dated August 6, 2012, by and between FNAC Holdings Sdn. Bhd. and PGCG Asset Holdings Sdn. Bhd. (6)
10.5	Form of Offer Letter (7)
10.6	Letter of Appointment dated July 19, 2011, by and between Union Hub Technology Sdn. Bhd. and Weng Kung Wong (8)
10.7	Letter of Appointment dated July 19, 2011, by and between Union Hub Technology Sdn. Bhd. and Liong Tat Teh (8)
10.8	Letter of Appointment dated July 19, 2011, by and between Union Hub Technology Sdn. Bhd. and Sek Fong Wong (8)
14	Code of Business Conduct and Ethics (9)
21	List of Subsidiaries*
31.1	Certification of Chief Executive Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.*
31.2	Certification of Principal Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
99.1	Charter to Compensation Committee (10)
99.2	Charter to Audit Committee (10)
99.3	Charter to Corporate Governance Committee (10)
101.INS	XBRL Instance Document*
101.SCH	XBRL Schema Document*
101.CAL	XBRL Calculation Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*
101.LAB	XBRL Label Linkbase Document*
101.PRE	XBRL Presentation Linkbase Document*

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

(5) Incorporated by reference from our Current Report on Form 8-k filed with the Securities and Exchange Commission on December 13, 2011.

(6) Incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 6, 2012.

(7) Incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange on February 5, 2013.

(8) Incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 19, 2011.

(9) Incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 2, 2012.

(10) Incorporated by reference from our Current Report on Form 8-K filed with the Securities and Commission on April 27, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

	By:	/s/Weng Kung Wong
Weng Kung Wong
Chief Executive Officer

	By:	/s/ Liong Tat Teh
Liong Tat Teh
Date: March 11, 2013		Chief Financial Officer

