Form 10-Q
period 2013-04-30
PRIME GLOBAL CAPITAL GROUP Inc
filed 2013-06-07
CIK 1462047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2013

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

As of June 4, 2013, the issuer had outstanding 512,682,393 shares of common stock.

PART I   FINANCIAL INFORMATION

ITEM 1  Financial Statements

PRIME GLOBAL CAPITAL GROUP INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF APRIL 30, 2013 AND OCTOBER 31, 2012

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	April 30, 2013	October 31, 2012
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$916,483	$1,336,849
Marketable securities, available-for-sale	–	6,473,773
Accounts receivable	37,275	63,157
Advances to suppliers	885,036	–
Deposits and other receivables	25,824	85,360

Total current assets	1,864,618	7,959,139

Property, plant and equipment, net	58,415,590	30,557,652

Non-current assets:
Deposits on commercial buildings	1,028,445	3,068,167
TOTAL ASSETS	$61,308,653	$41,584,958

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,352	$5,431
Amount due to a related party	293,479	1,988,516
Income tax payable	1,119,154	834,925
Current portion of long term bank loan	497,727	–
Current portion of obligation under finance lease	11,442	8,413
Accrued liabilities and other payables	620,545	82,435

Total current liabilities	2,549,699	2,919,720

Long-term liabilities:
Obligation under finance lease	39,175	31,321
Amount due to a related party	6,814,295	–
Long term bank loan	12,616,234	–

Total liabilities	22,019,403	2,951,041

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 100,000,000 shares authorized; no shares issued and outstanding	–	–
Common stock, $0.001 par value; 1,000,000,000 shares authorized; 512,682,393 and 512,682,393 shares issued and outstanding, respectively	512,683	512,683
Additional paid-in capital	35,088,677	35,088,677
Accumulated other comprehensive income (loss)	363,940	(21,683)
Retained earnings	3,323,950	3,054,240

Total stockholders’ equity	39,289,250	38,633,917

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$61,308,653	$41,584,958

See accompanying notes to condensed consolidated financial statements.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2013 AND 2012

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended April 30,		Six months ended April 30,
	2013	2012	2013	2012
Revenues, net:
Software business	$–	$10,739	$1,629,052	$209,897
Plantation business	38,128	603,989	99,171	653,227
Rental income	29,542	–	29,542	–
Total revenues, net	67,670	614,728	1,757,765	863,124

Cost of revenues, non related party	(40,748)	(129,037)	(66,544)	(193,401)

Gross profit	26,922	485,691	1,691,221	669,723

Operating expenses:
General and administrative	(258,210)	(312,417)	(734,203)	(616,989)

(Loss) income from operations	(231,288)	173,274	957,018	52,734

Other (expense) income
Dividend income	–	3,186	26,138	4,638
Realized (loss) gain from sale of available-for-sale securities	–	327,157	(362,099)	386,030
Net loss on acquisition	–	(53,646)	–	(53,646)
Interest income	1	5,672	1	10,458
Interest expense	(18,474)	(494)	(18,474)	(973)
Other income	6,817	23	6,817	1,444

(Loss) income before income taxes	(242,944)	455,172	609,401	400,685

Income tax expense	(62,702)	(107,657)	(339,691)	(119,366)

NET INCOME (LOSS)	$(305,646)	$347,515	$269,710	$281,319

Other comprehensive income:
- Unrealized holding (loss) gain on available-for-sale securities	–	(32,294)	–	570,408
- Foreign exchange adjustment gain (loss)	309,541	(43,538)	385,623	(15,282)

COMPREHENSIVE INCOME	$3,895	$271,683	$655,333	$836,445

Net income per share – Basic and diluted	$0.00	$0.00	$0.00	$0.00

Weighted average common stock outstanding – Basic and diluted	512,682,393	501,531,985	512,682,393	500,821,299

See accompanying notes to condensed consolidated financial statements.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED APRIL 30, 2013 AND 2012

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Six months ended April 30,
	2013	2012

Cash flows from operating activities:
Net income	$269,710	$281,319
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	30,855	28,051
Realized loss (gain) from sale of available-for-sale securities	362,099	(386,030)
Gain on disposal of plant and equipment	–	(1,444)
Net loss on acquisition	–	53,646
Changes in operating assets and liabilities:
Accounts receivable	26,110	10,664
Advances to suppliers	(795,998)	–
Deposits and other receivables	(48,177)	(441,492)
Accounts payable	1,853	(5,904)
Income tax payable	273,569	112,644
Accrued liabilities and other payables	529,437	19,010
Net cash provided by (used in) operating activities	649,458	(329,536)

Cash flows from investing activities:
Purchase of marketable securities	–	(2,653,208)
Proceeds from sale of marketable securities	6,337,361	3,114,660
Acquisition of a subsidiary, net of cash acquired	–	174,982
Payments on investment deposits	–	(1,774,961)
Payments on land purchase	(13,013)	(406,627)
Payment on commercial building purchase	(25,305,886)	–
Purchase of plant and equipment	(22,407)	(11,437)
Proceeds from disposal of property, plant and equipment	–	9,036
Net cash (used in) provided by investing activities	(19,003,945)	(1,547,555)

Cash flows from financing activities:
Advances from a director	5,031,752	1,507,187
Advances to related parties	–	(2,758)
Advances from related parties	–	5,355
Payments on finance lease	(4,175)	(4,151)
Proceeds from sale of common stock	–	7,023,820
Proceeds from bank loan	12,920,592	–
Net cash provided by financing activities	17,948,169	8,529,453

Foreign currency translation adjustment	(14,048)	(70,789)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(420,366)	6,581,573
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,336,849	2,592,687

CASH AND CASH EQUIVALENTS, END OF PERIOD	$916,483	$9,174,260

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income tax	$54,354	$–
Cash paid for interest	$18,474	$973

See accompanying notes to condensed consolidated financial statements.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED APRIL 30, 2013 AND 2012

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

In the opinion of management, the consolidated balance sheet as of October 31, 2012 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended April 30, 2013 are not necessarily indicative of the results to be expected for the entire fiscal year ending October 31, 2013 or for any future period.

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

Currently, the Company, through its subsidiaries, is principally engaged in the operation of palm oil plantations, provision of IT consulting and programming services and distributing consumer products in Malaysia.

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

FOR THE SIX MONTHS ENDED APRIL 30, 2013 AND 2012

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

FOR THE SIX MONTHS ENDED APRIL 30, 2013 AND 2012

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
7

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED APRIL 30, 2013 AND 2012

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

FOR THE SIX MONTHS ENDED APRIL 30, 2013 AND 2012

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

FOR THE SIX MONTHS ENDED APRIL 30, 2013 AND 2012

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

FOR THE SIX MONTHS ENDED APRIL 30, 2013 AND 2012

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

For the three and six months ended April 30, 2013, the Company did not have any interest and penalties associated with tax positions. As of April 30, 2013, the Company did not have any significant unrecognized uncertain tax positions.

The Company conducts major businesses in Malaysia and China and is subject to tax in its own jurisdiction. As a result of its business activities, the Company will file separate tax returns that are subject to examination by the foreign tax authorities.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED APRIL 30, 2013 AND 2012

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

Translation of amounts from the local currencies of the Company into US$ has been made at the following exchange rates for the respective periods:

	April 30,
	2013	2012
Period-end MYR : US$1 exchange rate	3.0349	3.0486
Period-average MYR : US$1 exchange rate	3.0803	3.0987
Period-end RMB : US$1 exchange rate	6.2176	6.3335
Period-average RMB : US$1 exchange rate	6.2814	6.3338
Period-end HK$ : US$1 exchange rate	7.7625	–
Period-average HK$ : US$1 exchange rate	7.7556	–

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

•       Segment reporting

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. During the period ended April 30, 2013, the Company operates in four reportable operating segments.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED APRIL 30, 2013 AND 2012

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

In February 2013, the Financial Accounting Standards Board (“FASB”) issued guidance requiring an entity to disclose additional information about reclassifications out of accumulated other comprehensive income, including (1) changes in accumulated other comprehensive income balances by component and (2) significant items reclassified out of accumulated other comprehensive income and the effect on the respective line items in net income if the amounts are required to be reclassified in their entirety to net income. For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. The new guidance is effective prospectively for fiscal years beginning after December 15, 2012. The adoption of these disclosure requirements did not have a material impact on the Company’s consolidated financial statements.

NOTE–4       DEPOSITS ON COMMERCIAL BUILDINGS

	April 30, 2013	October 31, 2012

Deposit on fifteen-story commercial building	$–	$2,665,838
Deposit on twelve-story commercial building	1,028,445	402,329
Total	$1,028,445	$3,068,167

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED APRIL 30, 2013 AND 2012

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Purchase Agreement

On August 6, 2012, PGCG Assets entered into twelve separate sales and purchase agreement to purchase from FNAC Holdings Sdn. Bhd. each floor of a twelve story commercial building located at Megan Avenue 1, No. 189, Jalan Tun Razak, 50400 Kuala Lumpur, Malaysia (the “Building”) at an aggregate purchase price of MYR12,300,000 on an “AS IS WHERE IS” basis. The sales and purchase agreements generally contain the same terms and are collectively referred to as the Megan SPA. Pursuant to the terms of the Megan SPA, PGCG Assets is obligated to consummate the purchases within three (3) months of the date of the Megan SPA, which date may be extended by a period of 90 days upon payment of interest at the rate of 8% per annum on the unpaid portion of the Purchase Price for the actual number of days of extension. By a letter agreement dated April 9, 2013, the parties extended the closing date for the consummation of the purchases to June 12, 2013.

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

Bank Loan to Finance Purchase

On March 29, 2013, PGCG Assets became a party to three separate Letters of Offer dated March 26, 2013, all containing substantially the same terms and conditions (collectively, the “Offer Letters”), issued by RHB Bank Berhad (the “Lender”) to finance the acquisition of the Building. We expect to enter into definitive loan agreements based upon the Offer Letters in lieu of loan agreements based upon the prior Letters of Offer issued by United Overseas Bank (Malaysia) on February 4, 2013 (the “UOB Offers”), as a result of our inability to meet all conditions precedent set forth in the UOB Offers. The UOB Offers are more fully described in the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 5, 2013.

Pursuant to the terms of the Offer Letters, the Lender agreed to lend to PGCG Assets up to an aggregate principal amount of RM 9,840,000 to finance the acquisition of the Building (the “Loan”). The outstanding principal amount will accrue interest at a monthly rate equal to Lender’s publicized base lending rate less 1.9%. As of the date of the Offer Letters, the Bank Lending Rate was 6.60% per annum. The Loan will be repayable over a period of 24 years in aggregate monthly installments of up to RM 57,045.08. The Loan will be secured by the Building, a corporate guarantee by Union Hub Technology Sdn. Bhd., our wholly owned subsidiary, and joint and several personal guarantees of Weng Kung Wong, our Chief Executive Officer and director and director of PGCG Assets, and Kok Wai Chai, director of PGCG Assets. The Lender will be entitled to assess additional fees equal to 3% of the facility in the event of any prepayment or reduction or redemption of the original approved facility limit within 3 years from the date of the first drawdown.

PGCG Assets will have six months from the date of first disbursement to draw down on the Loan. Funding will be contingent upon the fulfillment of several conditions precedent, including without limitation, Lender’s due diligence of PGCG Assets and guarantors and any other conditions precedent as may be set forth in the definitive loan documents.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED APRIL 30, 2013 AND 2012

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE – 5       PROPERTY, PLANT AND EQUIPMENT, NET

	April 30, 2013	October 31, 2012

Plantation land	$7,845,805	$7,845,805
Land under development	22,355,144	22,355,144
Commercial building	27,746,878	–
Motor vehicles	293,682	277,355
Furniture, fixture and equipment	51,666	30,760
Foreign translation difference	255,949	150,058
	58,549,124	30,659,122
Less: accumulated depreciation	(131,769)	(100,914)
Less: foreign translation difference	(1,765)	(556)
Total	$58,415,590	$30,557,652

Depreciation expense for the three months ended April 30, 2013 and 2012 was $15,647 and $14,264, respectively.

Depreciation expense for the six months ended April 30, 2013 and 2012 was $30,855 and $28,051, respectively.

On December 11, 2012, PGCG Assets consummated the purchase of a fifteen story office building located at Geran 10010, Lot 238, Section 43, Town and District of Kuala Lumpur, Wilayah Persekutuan, Kuala Lumpur, Malaysia, which is reclassified as commercial building under Properties, plant and equipment.

NOTE – 6       AMOUNT DUE TO RELATED PARTIES

As of April 30, 2013, amount due to a related party of $293,479 represented temporary advances made to the Company by the former shareholder of a subsidiary, Max Trend International Limited, which was unsecured, interest-free and repayable on demand.

As of April 30, 2013, amount due to a related party of $6,814,295 represented temporary advances made to the Company by the director and chief executive officer of the Company, Mr. Weng Kung Wong, which was unsecured, interest-free and have no fixed term of repayment. It is expected not to be repayable in the next twelve months.

NOTE – 7       ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consist of the following:

	April 30, 2013	October 31, 2012

Advances from third parties	$494,250	$10,000
Accrued operating expenses	78,732	69,387
Deposits received	47,563	–
Deferred revenue	–	3,048
	$620,545	$82,435

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED APRIL 30, 2013 AND 2012

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE – 8       OBLIGATION UNDER FINANCE LEASE

The Company purchased motor vehicle under a finance lease agreement with the effective interest rate of 6.58% per annum, due through January 21, 2017, with principal and interest payable monthly. The obligation under the finance lease is as follows:

	April 30, 2013	October 31, 2012

Finance lease	$61,804	$41,671
Less: interest expense	11,187	(1,937)

Net present value of finance lease	$50,617	$39,734

Current portion	$11,442	$8,413
Non-current portion	39,175	31,321

Total	$50,617	$39,734

As of April 30, 2013, the maturities of the finance lease for each of the five years are as follows:

Year ending April 30:
2014	$11,442
2015	11,441
2016	11,441
2017	11,441
2018	4,852

Total	$50,617

NOTE – 9       LONG TERM BANK LOAN

In December 2012, the Company, through PGCG Assets obtained a loan in the principal amount of RM41,000,000 from Hong Leong Bank Berhad, a financial institution in Malaysia to finance the acquisition of a fifteen story office building property, which bears interest at a rate of 1.75% per annum over the lending rate, variable rate quoted by the bank, with 180 monthly installments over a period of 15 years and will mature on April 30, 2028. For the three months ended April 30, 2013, the lending rate is 6.6% per annum.

The loan is secured by all assets held by PGCG Assets and is personally guaranteed by the director and chief executive officer of the Company, Mr. Weng Kung Wong and the director of the Company’s subsidiary, Mr. Kok Wai Chai and its subsidiary, UHT.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED APRIL 30, 2013 AND 2012

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

As of April 30, 2013, the minimum future payments of the aggregate bank borrowings in the next five years and thereafter are as follows:

Year ending April 2013:
2014	$497,727
2015	540,302
2016	586,517
2017	636,686
2018	691,147
Thereafter	10,161,582

Total:	$13,113,961

NOTE – 10       INCOME TAXES

The local (United States) and foreign components of (loss) income before income taxes were comprised of the following:

	Six months ended April 30,
	2013	2012
Tax jurisdictions from:
– Local	$(139,192)	$(290,047)
– Foreign, representing
BVI	–	(53,646)
Malaysia	785,272	229,029
Hong Kong	(51)	–
The PRC	(36,628)	515,349
Income before income taxes	$609,401	$400,685

Provision for income taxes consisted of the following:

	Six months ended April 30,
	2013	2012
Current:
– Local	$–	$–
– Foreign, representing
Malaysia	339,691	–
Hong Kong	–	–
The PRC		119,366

Deferred:
– Local	–	–
– Foreign, representing
Malaysia	–	–
Hong Kong	–	–
The PRC	–	–
Income tax expense	$339,691	$119,366

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED APRIL 30, 2013 AND 2012

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

United States of America

As of April 30, 2013, the operations in the United States of America incurred $102,187 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2033, if unutilized. There is also a capital loss of $126,282 from the sale of a subsidiary. The Company has provide a full valuation allowance of $79,964 against deferred tax assets on the expected future benefits from the net operating loss carryforwards and the capital loss as the management believes it is more likely than not that these assets will not be realized in the future.

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

Malaysia

UHT, VSSB, PGCG Assets and PGCG Development are subject to the Malaysia Corporate Tax Laws at a progressive income tax rate starting from 20% on the assessable income for its tax year. A reconciliation of income before income taxes to the effective tax rate as follows:

	Six months ended April 30,
	2013	2012

Income before income taxes	$785,272	$229,029
Statutory income tax rate	20%	20%
Income tax at statutory tax rate	157,054	45,806
Tax effect of non-deductible expenses	78,522	9,687
Tax effect of non-taxable income	–	(77,516)
Tax effect of tax allowances	(1,970)	(3,014)
Tax adjustment	60,615	–
Net operating loss	45,470	25,037
Income tax expense	$339,691	$–

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED APRIL 30, 2013 AND 2012

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of April 30, 2013 and October 31, 2012:

	April 30, 2013	October 31, 2012
Deferred tax assets:
Capital loss	$44,199	$44,199
Net operating loss carryforwards
– Local (United States)	35,756	148,632
– Hong Kong	719	718
	80,674	193,549
Less: valuation allowance	(80,674)	(193,549)
Deferred tax assets	$–	$–

NOTE – 11       RELATED PARTY TRANSACTIONS

For the six months ended April 30, 2013 and 2012, the Company leased an office premise at the current market value of $4,870 and $4,841 from a related company, respectively, which is controlled by the director and chief executive officer of the Company, Mr. Weng Kung Wong in the normal course of business.

NOTE – 12       SEGMENT INFORMATION

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

•       Trading business – trading of luxury consumer products

•       Plantation business – sale of palm oil products and oilseed

•       Real estate business – acquisition and development of commercial and residential real estate properties in Malaysia

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 4). The Company had no inter-segment sales for the periods presented. Summarized financial information concerning the Company’s reportable segments is shown as below:

	Three months ended April 30, 2013
	Software Business	Trading Business	Plantation Business	Real Estate Business	Corporate	Total

Revenues, net	$–	$–	$38,128	$29,542	$–	$67,670
Cost of revenues	–	–	(40,748)	–	–	(40,748)
Gross profit	–	–	(2,620)	29,542	–	26,922
Depreciation	1,046	–	4,664	346	9,591	15,647
Net income (loss)	734,840	–	(20,521)	(227,160)	(792,805)	(305,646)
Total assets	24,713	–	9,198,213	51,943,995	141,732	61,308,653
Expenditure for long-lived assets	$–	$–	$–	$–	$22,407	$22,407

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED APRIL 30, 2013 AND 2012

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended April 30, 2012
	Software Business	Trading Business	Plantation Business	Real Estate Business	Corporate	Total

Revenues, net	$10,739	$–	$603,989	$–	$–	$614,728
Cost of revenues	(6,933)	–	(122,104)	–	–	(129,037)
Gross profit	3,806	–	481,885	–	–	485,691
Depreciation	–	–	14,264	–	–	14,264
Net income (loss)	195,598	–	346,994	–	(195,077)	347,515
Total assets	–	–	1,981,185	–	15,209,045	17,190,230
Expenditure for long-lived assets	$–	$–	$2	$–	$179	$181

	Six months ended April 30, 2013
	Software Business	Trading Business	Plantation Business	Real Estate Business	Corporate	Total

Revenues, net	$1,629,052	$–	$99,171	$29,542	$–	$1,757,765
Cost of revenues	(13,732)	–	(52,812)	–	–	(66,544)
Gross profit	1,615,320	–	46,359	29,542	–	1,691,221
Depreciation	2,106	–	9,383	346	19,020	30,855
Net income (loss)	1,594,193	–	(29,460)	(227,160)	(1,067,863)	269,710
Total assets	24,713	–	9,198,213	51,943,995	141,732	61,308,653
Expenditure for long-lived assets	$–	$–	$–	$25,318,899	$22,407	$25,341,306

	Six months ended April 30, 2012
	Software Business	Trading Business	Plantation Business	Real Estate Business	Corporate	Total

Revenues, net	$209,897	$–	$653,227	$–	$–	$863,124
Cost of revenues	(13,651)	–	(179,750)	–	–	(193,401)
Gross profit	196,246	–	473,477	–	–	669,723
Depreciation	–	–	7,704	–	20,347	28,051
Net income (loss)	295,929	–	329,083	–	(343,693)	281,319
Total assets	–	–	1,981,185	–	15,209,045	17,190,230
Expenditure for long-lived assets	$–	$–	$116	$–	$11,321	$11,437

(b)       Geographic Segment Reporting

In respect of geographical segment reporting, sales are based on the countries in which the customer is located, as follows:

	Three months ended April 30,
	2013	2012
Revenues, net
Malaysia	$67,670	$47,654
The PRC	–	567,074
Total revenues, net	$67,670	$614,728

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED APRIL 30, 2013 AND 2012

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Six months ended April 30,
	2013	2012
Revenues, net
Malaysia	$1,748,077	$296,050
The PRC	9,688	567,074
Total revenues, net	$1,757,765	$863,124

NOTE–13       CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)       Major customers

For the three months ended April 30, 2013, the customer who accounted for 10% or more of the Company’s revenues is presented as follows:

		Three months ended April 30, 2013		April 30, 2013
	Business segment	Revenues	Percentage of revenues	Trade accounts receivable

Customer C	Plantation	$38,128	56%	$12,562
Customer G	Real estate	25,971	38%	–
Total:		$64,099	94%	$12,562

For the three months ended April 30, 2012, there was one single customer who represented 92% of the Company’s revenues amounting to $567,074 with $0 of accounts receivable at that date.

For the six months ended April 30, 2013 and 2012, the customer who accounted for 10% or more of the Company’s revenues is presented as follows:

		Six months ended April 30, 2013		April 30, 2013
	Business segment	Revenues	Percentage of revenues	Trade accounts receivable

Customer D	Software	$486,962	28%	$–
Customer E	Software	486,962	28%	–
Customer F	Software	649,283	37%	–
Total:		$1,632,207	93%	$–

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED APRIL 30, 2013 AND 2012

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

		Six months ended April 30, 2012		April 30, 2012
	Business segment	Revenues	Percentage of revenues	Trade accounts receivable

Customer A	Software	$208,349	24%	$6,888
Customer B	Plantation	567,074	66%	–
Total:		$775,423	90%	$6,888

(b)       Major vendors

For the three months ended April 30, 2013, there was one single vendor who represented 17% of the Company’s purchases amounting to $6,825 with $0 of accounts payable at that date.

For the three months ended April 30, 2012, the vendor who accounted for 10% or more of the Company’s purchases is presented as follows:

	Three months ended April 30, 2012		April 30, 2012
	Purchase	Percentage of purchase	Trade accounts payable

Vendor A	$47,425	37%	$–
Vendor B	39,337	30%	–
Vendor C	21,687	17%	–
Total:	$108,449	84%	$–

For the six months ended April 30, 2013 and 2012, the vendor who accounted for 10% or more of the Company’s purchases is presented as follows:

	Six months ended April 30, 2013		April 30, 2013
	Purchase	Percentage of purchase	Trade accounts payable

Vendor C	$13,732	21%	$–
Vendor D	8,575	13%	–
Total:	$22,307	34%	$–

	Six months ended April 30, 2012		April 30, 2012
	Purchase	Percentage of purchase	Trade accounts payable

Vendor B	$77,453	40%	$–
Vendor A	47,425	25%	–
Vendor C	21,687	11%	–
Total:	$146,565	76%	$–

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED APRIL 30, 2013 AND 2012

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

NOTE–14       COMMITMENTS AND CONTINGENCIES

(a)       Operating lease commitment

The Company leases certain office premises under operating lease that expire at various dates through 2014. The leases, which cover periods from one to two years, generally provide for renewal options at specified rental amounts.

Aggregate rent expenses for the three months ended April 30, 2013 and 2012 were $2,461 and $42,366, respectively.

Aggregate rent expenses for the six months ended April 30, 2013 and 2012 were $4,870 and $83,417, respectively.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED APRIL 30, 2013 AND 2012

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

As of April 30, 2013, the Company has future minimum rental payments due under non-cancelable operating lease in the next two years and thereafter, as follows:

Year ending April 30:
2014	$9,885
2015	5,766

Total	$15,651

(b)       Capital commitment

As of April 30, 2013, the Company has future contingent payment of $3.2 million under the conditional purchase contract in connection of purchase of a commercial building within six months of the date of the purchase agreement, which will be financed by a combination of cash and external borrowings.

NOTE–15       SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were issued and filed with this Form 10-Q and determined that there were no subsequent events that required recognition or disclosure.

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

Overview

During the six months ended April 30, 2013, we operated in the following four business segments: (i) the provision of IT consulting, programming and website development services; (ii) our oilseeds business; (iii) our real estate business and (iv) the distribution of consumer products. Our software, oilseeds and real estate businesses accounted for all of our revenues for the six months ended April 30, 2013. We did not generate any revenues from the distribution of consumer products during such period. Summarized financial information regarding each revenue generating segment for the six months ended April 30, 2013 is as follows:

	Six months ended April 30, 2013
	Software Business	Trading Business	Plantation Business	Real Estate Business	Corporate	Total

Revenues, net	$1,629,052	$–	$99,171	$29,542	$–	$1,757,765
Cost of revenues	(13,732)	–	(52,812)	–	–	(66,544)
Gross profit	1,615,320	–	46,359	29,542	–	1,691,221
Depreciation	2,106	–	9,383	346	19,020-	30,855
Net income (loss)	1,594,193	–	(29,460)	(227,160)	(1,067,863)	269,710
Total assets	24,713	–	9,198,213	51,943,995	141,732	61,308,653
Expenditure for long-lived assets	$–	$–	$–	$25,318,899	$22,407	$25,341,306

       Our software business and consumer distribution products businesses are based in Malaysia and operated through UHT. Our oilseeds business consists of a palm oil plantation located in Malaysia, which is operated through Virtual Setup Sdn. Bhd., or VSSB, and a castor seeds distribution business based in China which is operated through Shenzhen Max Trend Green Energy Company Limited, a wholly foreign owned enterprise under the laws of the People’s Republic of China, or Max Trend WFOE. Our real estate business consists of commercial real estate holdings in Malaysia and is operated through PGCG Assets Holding Sdn. Bhd.

History

Our initial business plan launched in July 2010 broadly contemplated the development, distribution and operation of mobile and online social networking, ecommerce and search products and services. However, as a result of the challenges we experienced in implementing our m-commerce business plan, we began seeking business opportunities in the oilseeds industry in fiscal year 2011 with a specific focus on the acquisition, lease or management of existing castor seed and oil palm plantations located in Asia.

Since the commencement of our oilseeds business, we have:

•	Acquired a palm oil plantation in Malaysia which is operated through VSSB (May 2012);
•	Commenced sales of castor seeding and provision of technical know-how under a bundled sales arrangement through our subsidiaries Max Trend International Limited, a Hong Kong limited liability company, or Max Trend HK, which owns Max Trend WFOE (during quarter ended July 31, 2012); and
•	Became a party to a trial planting arrangement with Srira Cha province, Thailand, for the cultivation of castor plants (indefinitely suspended).

Pursuant to the terms of the trial planting arrangement, we may have the opportunity to enter into a five year contract farming arrangement with Srira Cha province involving up to 500,000 Rai of land and build and operate two castor processing plants during such five year period if we are able to achieve a successful trial planting. We had previously hoped to commence trial planting by the second calendar quarter of 2013. However, due to unexpected changes in the political climate in Srira Cha, our trial planting arrangement has been indefinitely suspended.

       In March 2012, we began our real estate business operations, which consist of the acquisition, development, management, operation and sale of commercial and residential real estate properties located in Malaysia, primarily in Kuala Lumpur and Selangor. In calendar year 2012, we made the following real estate acquisitions:

•	On July 26, 2012, PGCG Assets Holdings Sdn. Bhd., (a wholly owned subsidiary of our wholly owned subsidiary Union Hub Technology Sdn. Bhd.), or PGCG Assets, acquired 21.8921 hectares (54.10 acres) of vacant development land located in Selangor, Malaysia, which is subject to a 99-year leasehold, expiring July 30, 2100;
•	On October 17, 2012, we acquired Dunford Corporation Sdn. Bhd., or Dunford, whose primary assets consist of two parcels of undeveloped land located in Selangor, Malaysia aggregating approximately 31 acres; and
•	In December 2012, we acquired a 15 story commercial building located at Geran 10010, Lot 238 Section 43, Town and District of Kuala Lumpur, Wilayah Persekutuan, Kuala Lumpur, Malaysia.

We are also party to a Sales and Purchase Agreement to purchase a 12 story commercial building located at Megan Avenue 1, No. 189, Jalan Tun Razak, 50400 Kuala Lumpur, Malaysia at an aggregate purchase price of MYR 12,300,000. The parties have agreed to extend the closing date of the purchase transaction to June 12, 2013. A copy of the extension agreement is attached as Exhibit 10.14 to this quarterly report. We expect to finance the acquisition of the 12 story commercial building through a combination of cash and bank loans from RHB Bank Berhad, the terms of which were disclosed in our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 29, 2013.

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

As a result of our focus on our oilseeds and real estate business segments, we scaled back our software and consumer goods distribution businesses. We currently engage in after sales consulting/website development activities and expect to engage in future sales activities only as such opportunities arise without significant marketing expenditures. We had initially expected our software business segment to account for a decreasing share of our net revenue on a going forward basis. However, we find that our software revenue may fluctuate significantly depending upon the availability of immediate sales opportunities thus making it difficult for us to predict future software related revenue. By way of example, our sales consulting/website development activities did not generate any revenue for the three months ended April 30, 2013, but accounted for approximately 96.4% of our net revenue for the three months ended January 31, 2013. Software revenue accounted for approximately 92.7% and 24.3% of our net revenue for the six-month periods ended April 30, 2013, and 2012, respectively.

We expect to continue distributing consumer goods only if such opportunities become readily available. We do not expect to invest significantly in our consumer product distribution operations and did not generate any revenue from this business segment during the six months ended April 30, 2013 and 2012. We do not expect this business segment to generate significant revenue in the near future.

As of April 30, 2013, we had cash and cash equivalents of $916,483 and advances to an oilseed supplier of $885,036. We will require approximately $3.2 million to consummate the purchase of a 12 story commercial building. The parties have agreed to extend the closing date of the purchase transaction to June 12, 2013. A copy of the extension agreement is attached as Exhibit 10.14 to this quarterly report. We expect to finance the acquisition of the 12 story commercial building through a combination of cash and bank loans from RHB Bank Berhad, the terms of which were disclosed in our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 29, 2013.

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

Results of Operations

The following table sets forth certain operational data for the three months ended April 30, 2013, compared to the three months ended April 30, 2012:

	For the Three Months Ended April 30,		$	%
	2013	2012	Change	Change
Net Revenues	$67,670	$614,728	$(547,058)	(89%	)
Software sales	–	10,739	(10,739)	(100%	)
Plantation sales	38,128	603,989	(565,861)	(93.7%	)
Rental income	29,542	–	29,542	100%
Total cost of revenue	(40,748)	(129,037)	(88,289)	(68.4%	)
Software sales	–	(6,933)	(6,933)	(100%	)
Plantation sales	(40,748)	(122,104)	(81,356)	(66.6%	)
Rental income	–	–	–	–
Gross profit	26,922	485,691	(458,769)	(94.5%	)
General and administrative expenses	(258,210)	(312,417)	(54,207)	(17.4%	)
Other income, net (expense)	(11,656)	281,898	(293,555)	(104.1%	)
Income (loss) before income taxes	(242,944)	455,172	(698,116)	(153.4%	)
Income tax expense	(62,702)	(107,657)	(39,955)	(37.1%	)
Net (loss) income	(305,646)	347,515	(653,161)	(188%	)

Comparison of the three months ended April 30, 2013 and April 30, 2012

Net Revenue. We generated net revenue of $67,670 and $614,728 for the three months ended April 30, 2013 and 2012, respectively. For the three months ended April 30, 2013, our oilseeds and real estate businesses accounted for approximately 56.3% and 43.7% of our net revenue. We did not generate any revenue from our software and consumer product distribution business segments. For the same period ended April 30, 2012, our oil seeds, real estate and software sales accounted for approximately 98.3%, 0% and 1.7% of our net revenue, respectively.

The decrease in net revenue for the quarter ended April 30, 2013, reflects the significant decrease in our oilseeds revenue for the quarter ended April 30, 2013, as compared to our oilseeds revenue for the same period ended April 30, 2012. The decrease in our oilseeds revenue is attributable to two factors. First, oilseeds revenue generated during the quarter ended April 30, 2012, was primarily derived from consulting services provided to castor farmers. We did not provide such consulting services during the quarter ended April 30, 2013. Second, while we have increased the output of our oil palm plantation, we were not able to achieve the associated revenue increases due to the recent downturn in oil palm pricing. We hope to increase our oilseeds revenue in or about the third or fourth calendar quarter of 2013 (which is harvest season for castor seeds) when we are able to resume our distribution of castor seeds, together with revenue increases associated with any recovery of the oil palm market.

Our real estate related revenues increased as a result of the continued development of our real estate operations. Except with respect to revenue from software sales which may fluctuate unpredictably in the near future and assuming a resumption in the implementation of our oilseeds business, we generally expect our oilseeds and real estate related revenues to gradually account for an increasing share of our net revenue in the future as those business segments continue to develop.

We expect our software revenue to continue to fluctuate depending upon the availability of immediate sales opportunities.

We did not derive any revenue from product sales in three months ended April 30, 2013 and 2012. On a going forward basis, we expect to make product sales only as such opportunities may arise. Accordingly, we do not expect product sales to account for a significant portion of our net revenues.

Cost of Revenue. Our cost of revenue as a percentage of revenue was 60.2% for the three months ended April 30, 2013, with our oilseeds business accounting for all of our cost of revenues. Cost of revenue as a percentage of revenue was 21% for the three months ended April 30, 2012, with software sales and plantation sales accounting for approximately 5.4% and 94.6%, respectively. The increase is primarily attributable to the higher cost of revenue associated with oilseeds revenue as compared to the lower cost of revenue associated with software derived revenues. Cost of revenue for the three months ended April 30, 2013, consisted primarily of costs related to the palm oil business such as rental of plantation land, material supplies and subcontracting costs incurred for planting, fertilizing and harvesting the palm oil tree. Shipping and handling costs associated with the distribution of fresh fruit bunches to the customers are also included in cost of revenues.

We expect our cost of revenue attributable to our oilseeds and real estate businesses to continue to increase and those attributable to our trading business to decrease as our oilseeds and real estate businesses continue to develop. We expect cost of revenue of our software business to fluctuate together with the amount of net revenues generated by this business segment.

Gross Profit. We achieved a gross profit of $26,922 for the three months ended April 30, 2013, as compared to $485,691 for the three months ended April 30, 2012. All of our gross profit for the three-month period ended April 30, 2013, is attributable to our real estate operations as our oilseeds business segment experienced a gross loss of $2,620. As of April 30, 2012, software sales and plantation sales accounted for approximately 0.8% and 99.2% of our gross profit. The decrease in gross profit is attributable to recent pricing pressures in the oil palm market and delays in the implementation of our castor trading business. We expect gross profit derived from our oilseeds and real estate businesses to gradually increase as those segments develop, the oil palm market recovers and any implementation delays are resolved. We expect gross profits attributable to our software business to fluctuate according to the availability of immediate sales opportunities. We do not expect our trading business segment to contribute significantly to our gross profit.

General and Administrative Expenses (“G&A”). We incurred G&A expenses of $258,210 for the three months ended April 30, 2013, representing a decrease of $54,207, as compared to $312,417 for the three months ended April 30, 2012. The decrease in G&A is primarily attributable to decreased activity in our castor operations.

We did not make any significant investments in our consumer goods and software businesses and did not generate sales in the three months ended April 30, 2013 and 2012. We expect to continue relying on the personal relationships of our executive officers and directors in generating sales on a going forward basis and do not expect our consumer goods and software business segments to contribute significantly to our G&A expenses.

As a general matter, we expect our G&A to increase in the foreseeable future as we acquire real estate or other businesses and assets. G&A as a percentage of net revenue was approximately 381.6% and 50.8% for the three months ended April 30, 2013 and 2012, respectively. The increase in the percentage of G&A as a percentage of net revenue is attributable to the decrease in our oilseeds revenue for the three months ended April 30, 2013.

Other Income (Expense), net. We incurred net other expense of $11,656 for the three months ended April 30, 2013, as compared to net other income of $281,898 for the three months ended April 30, 2012. Net other expense for the three months ended April 30, 2013, consisted primarily of interest expense from our bank loans.

Income Tax Expense. We recorded income tax expenses of $62,702 for the three months ended April 30, 2013, as compared to $107,657 for the same period ended April 30, 2012. The decrease is primarily attributable to our decrease in revenues. For the three months ended April 30, 2013, we incurred a loss before income taxes. Tax expense as a percentage of income before income tax was approximately 23.7% for the three months ended April 30, 2012.

Comparison of the six months ended April 30, 2013 to the six months ended April 30, 2012

The following table shows our revenues by type for the six months ended April 30, 2013, compared to the six months ended April 30, 2012.

	For the Six Months Ended April 30,		$	%
	2013	2012	Change	Change

Net Revenues	$1,757,765	$863,124	$894,641	103.7%
Software sales	1,629,052	209,897	1,419,155	676.1%
Plantation sales	99,171	653,227	(554,056)	(84.8%	)
Rental income	29,542	–	29,542	100%
Total cost of revenue	(66,544)	(193,401)	(126,857)	(65.6%	)
Software sales	(13,732)	(13,651)	81	0.6%
Plantation sales	(52,812)	(179,750)	(126,938)	(70.6%	)
Rental income	–	–	–	–
Gross profit	1,691,221	669,723	1,021,498	152.5%
General and administrative expenses	(734,203)	(616,989)	117,214	19%
Other income, net (expense)	(347,617)	347,951	(695,568)	(199.9%	)
Income before income taxes	609,401	400,685	208,716	52.1%
Income tax expense	(339,691)	(119,366)	220,325	184.6%
Net (loss) income	269,710	281,319	(11,601)	(4.1%	)

Net Revenue. We generated net revenue of $1,757,765 for the six months ended April 30, 2013 with software sales, plantation sales and rental income accounting for approximately 92.7%, 5.6% and 1.7%, respectively, of net revenues. For the same period ended April 30, 2012, we generated net revenue of $863,124 with software sales accounting for $209,897, or approximately 24.3% of net revenues, and plantation sales accounting for $653,227, or approximately 75.7% of net revenues. The increase in net revenue for the six-month period ended April 30, 2013, reflects the increase in our software revenue, offset by a decrease in our oilseeds revenue.

The decrease in our oilseeds revenue is attributable to two factors. First, oilseeds revenue generated during the six-month period ended April 30, 2012, was primarily derived from consulting services provided to castor farmers. We did not provide such consulting services during the same period ended April 30, 2013. Second, while we have increased the output of our oil palm plantation, we were not able to achieve the associated revenue increases due to the recent downturn in oil palm pricing. We hope to increase our oilseeds revenue in or about the third or fourth calendar quarter of 2013 (which is harvest season for castor seeds) when we are able to resume our distribution of castor seeds, together with revenue increases associated with any recovery of the oil palm market.

We generally expect net revenue derived from our oilseeds and real estate businesses to gradually increase as those segments develop and as any implementation delays are resolved. We expect net revenues attributable to our software business to fluctuate according to the availability of immediate sales opportunities.

We did not derive any revenue from product sales in six months ended April 30, 2013 and 2012. On a going forward basis, we expect to make product sales only as such opportunities may arise. Accordingly, we do not expect product sales to account for a significant portion of our net revenues.

Cost of Revenue. Our cost of revenue as a percentage of revenue was 3.8% for the six months ended April 30, 2013 with software sales and plantation sales accounting for approximately 20.6% and 79.4%, respectively. Cost of revenue as a percentage of revenue was 22.4% for the six months ended April 30, 2012, with software sales and plantation sales accounting for approximately 7% and 93%, respectively. The decrease is primarily attributable to the lower cost of revenue associated with the software derived revenue as compared to the cost of revenue associated with oilseeds revenue. Cost of revenue for the six-month period ended April 30, 2013, consisted primarily of software purchase costs, costs of labor that are directly attributable to the sale of software and costs related to the palm oil business such as rental of plantation land, material supplies and subcontracting costs incurred for planting, fertilizing and harvesting the palm oil tree. Shipping and handling costs associated with the distribution of fresh fruit bunches to the customers are also included in cost of revenues.

We expect our cost of revenue attributable to our oilseeds and real estate businesses to continue to increase and those attributable to our trading business to decrease as our oilseeds and real estate businesses continue to develop. We expect cost of revenue of our software business to fluctuate together with the amount of net revenues generated by this business segment.

Gross Profit. We achieved a gross profit of $1,691,221 for the six months ended April 30, 2013, as compared to $669,723 for the same period in 2012. Our software, oilseeds and real estate business segments accounted for approximately 95.5%, 2.7% and 1.8%, respectively, of our gross profit during the six month period ended April 30, 2013. Software and oilseeds business segments accounted for approximately 29.3% and 70.7% of our gross profit for the same period ended April 30, 2012. The increase in gross profit for the six-month period ended April 30, 2013, reflects the increase in our software revenue, offset by a decrease in our oilseeds revenue.

The decrease in oilseeds gross profit is attributable to recent pricing pressures in the oil palm market and delays in the implementation of our castor trading business. We expect gross profit derived from our oilseeds and real estate businesses to gradually increase as those segments develop, the oil palm market recovers and any implementation delays are resolved.

We expect gross profits attributable to our software business to fluctuate according to the availability of immediate sales opportunities. We do not expect our trading business segment to contribute significantly to our gross profit.

General and Administrative Expenses (“G&A”). We incurred G&A expenses of $734,203 for the six months ended April 30, 2013, representing an increase of $117,214, or approximately 19%, as compared to $616,989 for the six months ended April 30, 2012. The increase in G&A is primarily attributable to the holding costs of our 15 story commercial building in Malaysia such as utilities, maintenance fees and city assessments. We believe that G&A expenses may continue to increase in the future as we continue developing our oilseeds and real estate operations.

We did not make any significant investments in our consumer goods business and did not generate sales in the six months ended April 30, 2013 and 2012. We expect to continue relying on the personal relationships of our executive officers and directors in generating sales on a going forward basis and do not expect our consumer goods business to incur significant G&A expenses.

As a general matter, we expect our G&A to increase in the foreseeable future as acquire real estate or other businesses and assets. However, we expect G&A as a percentage of net revenue to decrease as our net revenue increases. G&A as a percentage of net revenue was approximately 41.8% and 71.5% for the six months ended April 30, 2013 and 2012, respectively.

Other Income (Expense). We incurred other expense of $347,617 for the six months ended April 30, 2013, as compared to other income of $347,951 for the six months ended April 30, 2012. Other expense for the six-month period ended April 30, 2013 consisted primarily of realized loss on sale of marketable securities of $362,099, interest expense of $18,474, offset by dividend income of $26,138 and other income of $6,817.

Income Tax Expense. We recorded income tax expense of $339,691 for the six months ended April 30, 2013, as compared to $119,366 for the same period ended April 30, 2012. The increase is primarily attributable to the increase in income generated from our operations during the six months ended April 30, 2013. Tax expense as a percentage of income before income tax was approximately 55.7% and 29.8% for the six months ended April 30, 2013 and 2012, respectively.

Liquidity and Capital Resources

As of April 30, 2013, we had cash and cash equivalents of $916,483. We will require approximately $3.2 million to consummate the purchase of a 12 story commercial building. The parties agreed to extend the closing date of the purchase transaction to June 12, 2013. A copy of the extension agreement is attached as Exhibit 10.14 to this quarterly report. We expect to finance the acquisition of the 12 story commercial building through a combination of cash and bank loans from RHB Bank Berhad, the terms of which were disclosed in our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 29, 2013.

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

	Six Months Ended
	4/30/2013	4/30/2012
Net cash provided by (used in) operating activities	649,458	(115,126)
Net cash (used in) provided by investing activities	(19,003,945)	331,045
Net cash provided by financing activities	17,948,169	5,750

Net Cash Provided By Operating Activities.

For the six months ended April 30, 2013, net cash provided by operating activities was $649,458, which consisted primarily of net income of $269,710, realized loss from sale of available-for-sale securities of $362,099, an increase in income tax payable of $273,569 and an increase in accrued liabilities and other payables of $529,437 offset primarily by decreases in advances to suppliers of $795,998 and a decrease in deposits and other receivables of $48,177.

For the six months ended April 30, 2012, net cash used in operating activities was $329,536, which consisted primarily of net income of $281,319, an increase in income tax payable of $112,644, depreciation of $28,051, and an increase in accrued liabilities and other payables of $19,010, offset by an decrease in deposits and other receivables of $441,492 and realized gain on sale of marketable securities of $386,030.

As we shift away from our product sales businesses, we expect cash derived from this segment to decrease. We expect software derived revenue to continue to fluctuate based upon the availability of immediate sales opportunities. We anticipate cash from our oilseeds operating activities to increase as we focus on our oilseeds operations. We expect rental income from our real estate operations to increase once we consummate the purchase of our commercial buildings, which will be offset by the increased expenses associated with developing our residential projects. We expect to continue to rely on cash generated through private placements of our securities, however, to finance our operations and future acquisitions.

Net Cash Used in Investing Activities.

For the six months ended April 30, 2013, net cash used in investing activities was $19,003,945, which was primarily attributable to payments in connection with the purchase of our commercial buildings in Malaysia of $25,305,886 and plant and equipment purchases of $22,407, and deposits of $13,013 made in connection with our anticipated land purchases in Malaysia, offset by proceeds from the sale of marketable securities of $6,337,361.

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

Net Cash Provided By Financing Activities.

For the six months ended April 30, 2013, net cash provided by financing activities was $17,948,169, consisting primarily of proceeds from a bank loan of $12,920,592, advances from Weng Kung Wong, our Chief Executive Officer and director, of $5,031,752, offset by repayments of $4,175 on a finance lease. Advances by Mr. Wong were made to us was made on an interest-free, unsecured basis and are repayable on demand.

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

Contractual Obligations and Commercial Commitments

       We had the following contractual obligations and commercial commitments as of April 30, 2013:

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations
Office premises	15,651	9,885	5,766	-	-
Commercial commitments
Bank loan repayment	13,113,961	497,727	1,126,819	1,327,833	10,161,582
Finance lease obligation	50,617	11,442	34,323	4,852	-
Total obligations	13,180,229	519,054	1,166,908	1,332,685	10,161,582

As of April 30, 2013, the Company has future contingent payment of $3.2 million under the conditional purchase contract in connection of purchase of a commercial building within six months of the date of the purchase agreement, which will be financed by a combination of cash and bank loans from RHB Bank Berhad as described below.

On March 29, 2013, PGCG Assets became a party to three separate Letters of Offer dated March 26, 2013, all containing substantially the same terms and conditions (collectively, the “Offer Letters”), issued by RHB Bank Berhad (the “Lender”) to finance the acquisition of the Building. We expect to enter into definitive loan agreements based upon the Offer Letters in lieu of loan agreements based upon the prior Letters of Offer issued by United Overseas Bank (Malaysia) on February 4, 2013 (the “UOB Offers”), as a result of our inability to meet all conditions precedent set forth in the UOB Offers. The UOB Offers are more fully described in the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 5, 2013.

Pursuant to the terms of the Offer Letters, the Lender agreed to lend to PGCG Assets up to an aggregate principal amount of RM 9,840,000 to finance the acquisition of the Building (the “Loan”). The outstanding principal amount will accrue interest at a monthly rate equal to Lender’s publicized base lending rate less 1.9%. As of the date of the Offer Letters, the Bank Lending Rate was 6.60% per annum. The Loan will be repayable over a period of 24 years in aggregate monthly installments of up to RM 57,045.08. The Loan will be secured by the Building, a corporate guarantee by Union Hub Technology Sdn. Bhd., our wholly owned subsidiary, and joint and several personal guarantees of Weng Kung Wong, our Chief Executive Officer and director and director of PGCG Assets, and Kok Wai Chai, director of PGCG Assets. The Lender will be entitled to assess additional fees equal to 3% of the facility in the event of any prepayment or reduction or redemption of the original approved facility limit within 3 years from the date of the first drawdown.

PGCG Assets will have six months from the date of first disbursement to draw down on the Loan. Funding will be contingent upon the fulfillment of several conditions precedent, including without limitation, Lender’s due diligence of PGCG Assets and guarantors and any other conditions precedent as may be set forth in the definitive loan documents.

The foregoing description of the Offer Letters are qualified in their entirety by reference to such agreements which are filed as Exhibits 10.11, 10.12 and 10.13 to this quarterly report on Form 10Q, respectively, and are incorporated herein by reference.

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

For the three and six months ended April 30, 2013, the Company did not have any interest and penalties associated with tax positions. As of April 30, 2013, the Company did not have any significant unrecognized uncertain tax positions.

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

Translation of amounts from the local currencies of the Company into US$ has been made at the following exchange rates for the respective periods:

	April 30,
	2013	2012
Period-end MYR : US$1 exchange rate	3.0349	3.0486
Period-average MYR : US$1 exchange rate	3.0803	3.0987
Period-end RMB : US$1 exchange rate	6.2176	6.3335
Period-average RMB : US$1 exchange rate	6.2814	6.3338
Period-end HK$ : US$1 exchange rate	7.7625	–
Period-average HK$ : US$1 exchange rate	7.7556	–

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

•       Segment reporting

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. During the period ended April 30, 2013, the Company operates in four reportable operating segments.

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

In February 2013, the Financial Accounting Standards Board (“FASB”) issued guidance requiring an entity to disclose additional information about reclassifications out of accumulated other comprehensive income, including (1) changes in accumulated other comprehensive income balances by component and (2) significant items reclassified out of accumulated other comprehensive income and the effect on the respective line items in net income if the amounts are required to be reclassified in their entirety to net income. For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. The new guidance is effective prospectively for fiscal years beginning after December 15, 2012. The adoption of these disclosure requirements did not have a material impact on the Company’s consolidated financial statements.

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

ITEM 4                   Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures, subject to limitations as noted below, as of April 30, 2013, and during the period prior to and including the date of this report, were effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

Subject to the foregoing disclosure, there were no changes in our internal control over financial reporting that occurred during our last fiscal quarter ended April 30, 2013, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A                Risk Factors

       None.

ITEM 2                   Unregistered Sales of Equity Securities and Use of Proceeds

       None.

ITEM 3                   Defaults upon Senior Securities

       None.

ITEM 4                   Mine Safety Disclosures

       Not applicable.

ITEM 5                   Other Information

       None.

ITEM 6                   Exhibits

Exhibit No.	Name of Exhibit
2.1	Articles of Exchange (1)
2.2	Share Exchange Agreement, dated December 6, 2010, by and between Home Touch Holding Company, on the one hand, and Union Hub Technology Sdn. Bhn., Wooi Khang Pua and Kok Wai Chai, on the other hand (2)
2.3	Share Exchange Agreement, dated January 26, 2009, by and between Home Touch Holding Company and Home Touch Limited (3)
3.1	Amended and Restated Articles of Incorporation (1)
3.2	Amended and Restated Bylaws (4)
4.1	Form of common stock certificate (1)
10.1	Common Stock Purchase Agreement, dated December 6, 2010, by and among Home Touch Holding Company, Home Touch Limited, Up Pride Investments Limited and Magicsuccess Investments Limited (2)
10.2	Tenancy Agreement (Commercial), dated October 29, 2010, by and between Atomic Vision Sdn. Bhd. and Union Hub Technology Sdn. Bhd. (2)
10.3	Memorandum of Understanding For Cooperation In Castor Cultivation, dated December 8, 2011, by and between Prime Global Capital Group Incorporated and Mr. Wichai Samphantharat, Srira Cha Chief District Officer (5)
10.4	Form of Sales and Purchase Agreement dated August 6, 2012, by and between FNAC Holdings Sdn. Bhd. and PGCG Asset Holdings Sdn. Bhd. (6)
10.5	Form of Offer Letter (7)
10.6	Letter of Appointment dated July 19, 2011, by and between Union Hub Technology Sdn. Bhd. and Weng Kung Wong (8)
10.7	Letter of Appointment dated July 19, 2011, by and between Union Hub Technology Sdn. Bhd. and Liong Tat Teh (8)
10.8	Letter of Appointment dated July 19, 2011, by and between Union Hub Technology Sdn. Bhd. and Sek Fong Wong (8)
10.9	Letter of Offer dated October 29, 2012, issued by Hong Leong Bank Berhad to PGCG Assets Holdings Sdn. Bhd. (9)
10.10	Facilities Agreement dated December 11, 2012 between Hong Leong Bank Berhad and PGCG Assets Holdings Sdn. Bhd. (9)
10.11	Offer Letter dated March 26, 2013, issued by RHB Bank Berhad with respect to four banking facilities in the aggregate principal amount of up to RM 3,452,000 (10)
10.12	Offer Letter dated March 26, 2013, issued by RHB Bank Berhad with respect to two banking facilities in the aggregate principal amount of up to RM 1,680,000 (10)
10.13	Offer Letter dated March 26, 2013, issued by RHB Bank Berhad with respect to six banking facilities in the aggregate principal amount of up to RM 4,708,000 (10)
10.14	Letter of Extension, dated April 9, 2013 *
14	Code of Business Conduct and Ethics (11)
21	List of Subsidiaries*
31.1	Certification of Chief Executive Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.*
31.2	Certification of Principal Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
99.1	Charter to Compensation Committee (12)
99.2	Charter to Audit Committee (12)
99.3	Charter to Corporate Governance Committee (12)
101.INS	XBRL Instance Document*
101.SCH	XBRL Schema Document*
101.CAL	XBRL Calculation Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*
101.LAB	XBRL Label Linkbase Document*
101.PRE	XBRL Presentation Linkbase Document*

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

(5) Incorporated by reference from our Current Report on Form 8-k filed with the Securities and Exchange Commission on December 13, 2011.

(6) Incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 6, 2012.

(7) Incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange on February 5, 2013.

(8) Incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 19, 2011.

(9) Incorporated by referenced from our Current Report on Form 8-K filed with the Securities and Exchange Commission on December 14, 2012.

(10) Incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2013.

(11) Incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 2, 2012.

(12) Incorporated by reference from our Current Report on Form 8-K filed with the Securities and Commission on April 27, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

	By:	/s/Weng Kung Wong
Weng Kung Wong
Chief Executive Officer

	By:	/s/ Liong Tat Teh
Liong Tat Teh
Date: June 7, 2013		Chief Financial Officer

