Form 10-Q
period 2013-07-31
PRIME GLOBAL CAPITAL GROUP Inc
filed 2013-09-16
CIK 1462047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-54288

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

As of August 30, 2013, the issuer had outstanding 512,682,393 shares of common stock.

PART I FINANCIAL INFORMATION

ITEM 1	Financial Statements

PRIME GLOBAL CAPITAL GROUP INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JULY 31, 2013 AND OCTOBER 31, 2012

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	July 31, 2013	October 31, 2012
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$810,478	$1,336,849
Marketable securities, available-for-sale	–	6,473,773
Accounts receivable	31,199	63,157
Advances to suppliers	890,536	–
Deposits and other receivables	24,733	85,360
Amount due from a related company	57,203	–
Total current assets	1,814,149	7,959,139

Property, plant and equipment, net	60,004,951	30,557,652
Non-current assets:
Deposits on commercial buildings	–	3,068,167
TOTAL ASSETS	$61,819,100	$41,584,958

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,506	$5,431
Amount due to a related party	294,331	1,988,516
Advances from third parties	571,835	–
Income tax payable	1,024,605	834,925
Current portion of long term bank loan	603,322	–
Current portion of obligation under finance lease	10,733	8,413
Accrued liabilities and other payables	571,982	82,435
Total current liabilities	3,085,314	2,919,720

Long-term liabilities:
Obligation under finance lease	34,729	31,321
Amount due to a related party	6,701,132	–
Long term bank loan	14,894,493	–

Total liabilities	24,715,668	2,951,041

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 100,000,000 shares authorized; no shares issued and outstanding	–	–
Common stock, $0.001 par value; 1,000,000,000 shares authorized; 512,682,393 and 512,682,393 shares issued and outstanding, respectively	512,683	512,683
Additional paid-in capital	35,088,677	35,088,677
Accumulated other comprehensive income (loss)	(845,532)	(21,683)
Retained earnings	2,347,604	3,054,240

Total stockholders’ equity	37,103,432	38,633,917

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$61,819,100	$41,584,958

See accompanying notes to condensed consolidated financial statements.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2013 AND 2012

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended July 31,		Nine months ended July 31,
	2013	2012	2013	2012
Revenues, net:
Software business	$–	$4,632	$1,620,759	$214,529
Plantation business	46,823	548,903	145,994	1,202,130
Rental income	30,534	–	60,076
Total revenues, net	77,357	553,535	1,826,829	1,416,659

Cost of revenues, non related party	46,181	49,684	112,725	243,085
Total cost of revenues	46,181	49,684	112,725	243,085

Gross profit	31,176	503,851	1,714,104	1,173,574

Operating expenses:
General and administrative	(398,622)	(576,656)	(1,126,242)	(1,193,645)

(Loss) income from operations	(367,446)	(72,805)	587,862	(20,071)

Other (expense) income
Dividend income	–	89,406	26,005	94,044
Realized (loss) gain from sale of available-for-sale securities	–	255,778	(360,256)	641,808
Net loss on acquisition	–	–	–	(53,646)
Interest income	–	4,390	1	14,848
Interest expense	(649,857)	(477)	(668,331)	(1,450)
Other income	11,964	30,954	18,781	32,398
Total other (expense) income	(637,893)	380,051	(983,800)	728,002

(Loss) income before income taxes	(1,005,339)	307,246	(395,938)	707,931

Income tax expense	28,993	(101,669)	(310,698)	(221,035)

NET (LOSS) INCOME	$(976,346)	$205,577	$(706,636)	$486,896

Other comprehensive income:
Unrealized holding (loss) gain on available-for-sale securities	–	(195,508)	–	374,900
Foreign exchange adjustment (loss)	(1,209,472)	(621,230)	(823,849)	(636,512)

COMPREHENSIVE (LOSS) INCOME	$(2,185,818)	$(611,161)	$(1,530,485)	$225,284

Net income per share – Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common stock outstanding – Basic and diluted	512,682,393	503,489,949	512,682,393	501,730,418

See accompanying notes to condensed consolidated financial statements.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED JULY 31, 2013 AND 2012

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Nine months ended July 31,
	2013	2012

Cash flows from operating activities:
Net (loss) income	$(706,636)	$486,896
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation	48,535	41,812
Realized loss (gain) from sale of available-for-sale securities	360,256	(641,808)
Gain on disposal of plant and equipment	–	(1,434)
Net loss on acquisition	–	53,646
Changes in operating assets and liabilities:
Accounts receivable	30,076	(35,766)
Advances to suppliers	(800,013)	–
Deposits and other receivables	(48,397)	55,895
Accounts payable	3,525	(1,575)
Income tax payable	294,529	(33,797)
Advances from third parties	597,530	–
Accrued liabilities and other payables	509,434	(12,705)
Net cash provided by (used in) operating activities	238,839	(88,836)

Cash flows from investing activities:
Purchase of marketable securities	–	(9,350,736)
Proceeds from sale of marketable securities	6,305,102	6,674,466
Payment on plantation purchase	(12,946)	(7,046,513)
Acquisition of a subsidiary, net of cash acquired	–	174,982
Payments on investment deposits	–	(1,762,984)
Payments on land purchase	–	(4,058,070)
Payment on commercial building purchase	(28,427,544)	(2,691,276)
Purchase of plant and equipment	(51,090)	(11,360)
Proceeds from disposal of property, plant and equipment	–	8,975
Net cash used in investing activities	(22,186,478)	(18,062,516)

Cash flows from financing activities:
Advances from a director	5,256,017	5,588,383
Advances from related parties	–	32,905
Payments on finance lease	(6,265)	(6,184)
Proceeds from sale of common stock	–	12,434,300
Proceeds from bank loan	16,194,197	–
Net cash provided by financing activities	21,443,949	18,049,404

Foreign currency translation adjustment	(22,681)	(216,301)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(526,371)	(318,249)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,336,849	2,592,687

CASH AND CASH EQUIVALENTS, END OF PERIOD	$810,478	$2,274,438

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income tax	$66,169	$254,833
Cash paid for interest	$668,331	$1,450

See accompanying notes to condensed consolidated financial statements.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2013 AND 2012

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

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

In the opinion of management, the consolidated balance sheet as of October 31, 2012 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended July 31, 2013 are not necessarily indicative of the results to be expected for the entire fiscal year ending October 31, 2013 or for any future period.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended October 31, 2012.

NOTE 2 - ORGANIZATION AND BUSINESS BACKGROUND

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

FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2013 AND 2012

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

FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2013 AND 2012

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

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2013 AND 2012

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

PGCG Plantations Sdn. Bhd. (“PGCG Plantation”)	Malaysia October 4, 2011	2 issued shares of ordinary shares of MYR 1 each	Holding company of VSSB

Max Trend International Limited (“Max Trend”)	Hong Kong August 18, 2010	2 issued shares of ordinary shares of HK$ 1 each	Holding company of SMTG

Shenzhen Max Trend Green Energy Company Limited (“SMTG”)	The PRC January 7, 2011	RMB 1,000,000	Castor cultivation and trading

Dunford Corporation Sdn. Bhd. (“Dunford”)	Malaysia October 4, 2009	242,000 issued shares of ordinary shares of MYR 1 each	Property holding land

Impiana Maksima Sdn. Bhd. (“IMSB”)	Malaysia March 15, 2013	2 issued shares of ordinary shares of MYR 1 each	Property development

PGCG Constructions Sdn. Bhd. (“PCSB”)	Malaysia March 15, 2013	2 issued shares of ordinary shares of MYR 1 each	Construction of properties

PGCG and its subsidiaries are hereinafter referred to as (the “Company”).

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

As of July 31, 2013, the Company has $148,151 cash balance located in the PRC.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2013 AND 2012

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

Property, plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational:

Expected useful life
Freehold plantation land	Indefinite, as per land titles
Land under development	Indefinite or 99 years, as per land titles
Commercial building	99 years
Motor vehicles	5 years
Furniture, fixture and equipment	10 years

Expenditures for maintenance and repairs are expensed as incurred. The gain or loss on the disposal of plant and equipment is the difference between the net sales proceeds and the carrying amount of the relevant assets and is recognized in the statement of operations.

•	Impairment of long-lived assets

Long-lived assets primarily include freehold plantation land, land under development, commercial building. In accordance with the provision of ASC Topic 360-10-5, “Impairment or Disposal of Long-Lived Assets”, the Company generally conducts its annual impairment evaluation to its long-lived assets, usually in the fourth quarter of each year, or more frequently if indicators of impairment exist, such as a significant sustained change in the business climate. The recoverability of long-lived assets is measured at the reporting unit level. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There has been no impairment charge for the periods presented.

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

FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2013 AND 2012

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

FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2013 AND 2012

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Revenue from castor products includes sale of seeding and rendering of technical know-how under a bundled sales arrangement. The Company adopts Accounting Standards Codification (“ASC”) 605-25, “Multiple-Element Arrangements” and recognizes revenue as services are performed when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the service offering has been delivered to the client; (3) the collection of fees is probable; and (4) the amount of fees to be paid by the client is fixed or determinable.

A bundled sale arrangement involves multiple deliverables provided by the Company, where bundled service deliverables are accounted for in accordance with ASC 605-25. The Company determines each of service deliverable element and allocates the total arrangement fee among each element based on vendor-specific objective evidence of the relative fair value of each of the elements. The Company limits its assessment of fair value of each element to the price charged when the same element is sold separately. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue, assuming collection is probable. Sale of castor oilseeds is recognized when legal title passes to the customer, which is generally upon delivery of oilseeds. Rendering of technical know-how service is recognized when the principal terms of the service agreement are fulfilled and the certificate of satisfaction is confirmed by the customers.

(d)	Real estate

The Company generally leases the units under operating leases with terms of two years or less. However, the Company expects to sign a ten year lease covering the majority of its 15 story building in the near future. As of July 31, 2013, we expect to record $75,729 in lease revenue per year over the life of the lease using the straight-line method in accordance with SFAS No. 13, “Accounting for Leases” (“SFAS No. 13”).

Rental income related to leases is recognized in the period earned over the lease term in accordance with Statement of Financial Accounting Standards SFAS No.13. Rent concessions are recognized as an offset to revenues collected over the term of the underlying lease.

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

Rental expenses shown on the accompanying Statements of Operations include costs associated with on-site and property management personnel, repairs and maintenance, property insurance, marketing, landscaping and other on-site and related administrative costs. Utility expenses are paid directly by tenants.

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

FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2013 AND 2012

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

For the three and nine months ended July 31, 2013, the Company did not have any interest and penalties associated with tax positions. As of July 31, 2013, the Company did not have any significant unrecognized uncertain tax positions.

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

FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2013 AND 2012

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Translation of amounts from the local currencies of the Company into US$ has been made at the following exchange rates for the respective periods:

	July 31,
	2013	2012
Period-end MYR : US$1 exchange rate	3.2352	3.1827
Period-average MYR : US$1 exchange rate	3.0961	3.1197
Period-end RMB : US$1 exchange rate	6.1792	6.3257
Period-average RMB : US$1 exchange rate	6.2499	6.3289
Period-end HK$ : US$1 exchange rate	7.7561	7.7560
Period-average HK$ : US$1 exchange rate	7.7570	7.7603

•	Related parties

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

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. During the period ended July 31, 2013, the Company operates in four reportable operating segments.

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

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2013 AND 2012

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE 4 - PROPERTIES, PLANT AND EQUIPMENT, NET

	July 31, 2013	October 31, 2012

Plantation land	$7,845,805	$7,845,805
Land under development	22,355,144	22,355,144
Commercial building	30,104,460	–
Motor vehicles	293,682	277,355
Furniture, fixture and equipment	80,780	30,760
Foreign translation difference	(532,585)	150,058
	60,147,286	30,659,122
Less: accumulated depreciation	(149,449)	(100,914)
Less: foreign translation difference	7,114	(556)
Total	$60,004,951	$30,557,652

Depreciation expense for the three months ended July 31, 2013 and 2012 was $17,680 and $13,761, respectively.

Depreciation expense for the nine months ended July 31, 2013 and 2012 was $48,535 and $41,812, respectively.

On December 11, 2012, PGCG Assets consummated the purchase of a fifteen story office building located at Geran 10010, Lot 238, Section 43, Town and District of Kuala Lumpur, Wilayah Persekutuan, Kuala Lumpur, Malaysia, which is reclassified as commercial building under Properties, plant and equipment.

As of July 31, 2013, PGCG Assets completed the purchase of a twelve story office building located at Geran 10010, Lot 238, Section 43, Town and District of Kuala Lumpur, Wilayah Persekutuan, Kuala Lumpur, Malaysia, which is reclassified as commercial building under Properties, plant and equipment.

NOTE 5 - AMOUNT DUE TO RELATED PARTIES

As of July 31, 2013, amount due to a related party of $294,331 represented temporary advances made to the Company by the former shareholder of a subsidiary, Max Trend International Limited, which was unsecured, interest-free and repayable on demand.

As of July 31, 2013, amount due to a related party of $6,701,132 represented temporary advances made to the Company by the director and chief executive officer of the Company, Mr. Weng Kung Wong, which was unsecured, interest-free and have no fixed term of repayment. It is expected not to be repayable in the next twelve months.

NOTE 6 - ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consist of the following:

	July 31, 2013	October 31, 2012

Advances from third parties	$91,839	$10,000
Accrued operating expenses	90,286	69,387
Accrued Interest Expense	90,069	–
Potential Tax Penalty Liability	100,000	–
Deposits received	199,788	–
Deferred revenue	–	3,048
	$571,982	$82,435

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2013 AND 2012

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE 7 - OBLIGATION UNDER FINANCE LEASE

The Company purchased motor vehicle under a finance lease agreement with the effective interest rate of 6.58% per annum, due through January 21, 2017, with principal and interest payable monthly. The obligation under the finance lease is as follows:

	July 31, 2013	October 31, 2012

Finance lease	$55,517	$41,671
Less: interest expense	(10,055)	(1,937)

Net present value of finance lease	$45,462	$39,734

Current portion	$10,733	$8,413
Non-current portion	34,729	31,321

Total	$45,462	$39,734

As of July 31, 2013, the maturities of the finance lease for each of the five years are as follows:

Year ending July 31:
2014	$10,733
2015	10,733
2016	10,733
2017	10,733
2018	2,530

Total	$45,462

NOTE 8 - LONG TERM BANK LOAN

	July 31, 2013	October 31, 2012
Bank loans from financial institutions in Malaysia,
Hong Leong Bank Berhad	$12,456,272	$–
		–
RHB Bank Berhad	3,041,543
	15,497,815
Less: current portion	(603,322)	–
	$14,894,493	$–

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2013 AND 2012

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

15 Story Bank Loan

In December 2012, the Company, through PGCG Assets obtained a loan in the principal amount of RM41,000,000 from Hong Leong Bank Berhad, a financial institution in Malaysia to finance the acquisition of a fifteen story office building property, which bears interest at a rate of 1.75% per annum over the lending rate, variable rate quoted by the bank, with 180 monthly installments over a period of 15 years and will mature on July 31, 2028. For the nine months ended July 31, 2013, the lending rate is 6.6% per annum.

The loan is secured by all assets held by PGCG Assets and is personally guaranteed by the director and chief executive officer of the Company, Mr. Weng Kung Wong and the director of the Company’s subsidiary, Mr. Kok Wai Chai and its subsidiary, UHT.

12 Story Bank Loan

In May 2013, the Company, through PGCG Assets obtained a loan in the aggregate amount of RM9,840,000 from RHB Bank Berhad, a financial institution in Malaysia to finance the acquisition of a twelve story office building property, which bears interest at a rate of 1.90% per annum over the lending rate, variable rate quoted by the bank, with 288 monthly installments over a period of 24 years and will mature in 2037. For the nine months ended July 31, 2013, the lending rate is 6.6% per annum.

The loan is secured by all assets held by PGCG Assets and is personally guaranteed by the director and chief executive officer of the Company, Mr. Weng Kung Wong and the director of the Company’s subsidiary, Mr. Kok Wai Chai and its subsidiary, UHT.

As of July 31, 2013, the minimum future payments of the aggregate bank borrowings in the next five years and thereafter are as follows:

Year ending July 31:
2014	$603,322
2015	644,088
2016	688,342
2017	736,380
2018	788,528
Thereafter	12,037,155

Total:	$15,497,815

NOTE 9 - INCOME TAXES

The local (United States) and foreign components of (loss) income before income taxes were comprised of the following:

	Nine months ended July 31,
	2013	2012
Tax jurisdictions from:
Local	$(202,701)	$(381,556)
Foreign, representing
BVI	–	(53,646)
Malaysia	58,504	206,651
Hong Kong	(51)	(1,325)
The PRC	(57,574)	937,807
Income before income taxes	$(201,822)	$707,931

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2013 AND 2012

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Provision for income taxes consisted of the following:

	Nine months ended July 31,
	2013	2012
Current:
Local	$–	$–
Foreign, representing
Malaysia	310,698	–
Hong Kong	–	–
The PRC	–	221,035

Deferred:
Local	–	–
Foreign, representing
Malaysia	–	–
Hong Kong	–	–
The PRC	–	–
Income tax expense	$310,698	$221,035

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. During the periods presented, the Company has subsidiaries that operate in Malaysia, Hong Kong and the PRC that are subject to tax in the jurisdictions in which they operate, as follows:

United States of America

As of July 31, 2013, the operations in the United States of America incurred $102,187 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2033, if unutilized. There is also a capital loss of $126,282 from the sale of a subsidiary. The Company has provide a full valuation allowance of $79,964 against deferred tax assets on the expected future benefits from the net operating loss carryforwards and the capital loss as the management believes it is more likely than not that these assets will not be realized in the future.

The Company has adopted ASC 740-10 “Accounting for Income Taxes” and recorded a liability for an uncertain income tax position, tax penalties and any imputed interest thereon. The amount, recorded as an obligation, is $100,000 at July 31, 2013.

British Virgin Islands

Under the current BVI law, PGIL and PPIL are not subject to tax on income.

Hong Kong

Max Trend is subject to Hong Kong Profits Tax, which is charged at the statutory income rate of 16.5% on its assessable income.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2013 AND 2012

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

The PRC

SMTG is subject to the Corporate Income Tax governed by the Income Tax Law of the People’s Republic of China with a unified statutory income tax rate of 25%.

Malaysia

All subsidiaries in Malaysia are subject to the Malaysia Corporate Tax Laws at a progressive income tax rate starting from 20% on the assessable income for its tax year. A reconciliation of income before income taxes to the effective tax rate as follows:

	Nine months ended July 31,
	2013	2012

(Loss) income before income taxes	$(402,745)	$206,651
Statutory income tax rate	20%	20%
Income tax at statutory tax rate	(80,548)	41,330
Tax effect of non-deductible expenses	173,541	50,957
Tax effect of non-taxable income	–	(150,303)
Tax effect of tax allowances	(1,960)	–
Tax adjustment	54,532	–
Net operating loss	165,133	58,016
Income tax expense	$310,698	$–

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of July 31, 2013 and October 31, 2012:

	July 31, 2013	October 31, 2012
Deferred tax assets:
Capital loss	$44,199	$44,199
Net operating loss carryforwards
Local (United States)	75,640	148,632
Hong Kong	727	718
	120,566	193,549
Less: valuation allowance	(120,566)	(193,549)
Deferred tax assets	$–	$–

NOTE 10 - RELATED PARTY TRANSACTIONS

For the nine months ended July 31, 2013 and 2012, the Company leased an office premise at the current market value of $7,267 and $7,217 from a related company, respectively, which is controlled by the director and chief executive officer of the Company, Mr. Weng Kung Wong in the normal course of business.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2013 AND 2012

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE 11 - SEGMENT INFORMATION

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 4). The Company had no inter-segment sales for the periods presented. Summarized financial information concerning the Company’s reportable segments is shown as below:

	Three months ended July 31, 2013
	Software Business	Trading Business	Plantation Business	Real Estate Business	Corporate	Total

Revenues, net	$–	$–	$46,823	$30,534	$–	$77,357
Cost of revenues	(7,704)	–	(38,477)	–	–	(46,181)
Gross profit	(7,704)	–	8,346	30,534	–	31,176
Depreciation	1,037	–	4,621	1,984	10,038	17,680
Net loss	(35,364)	–	(19,206)	(692,340)	(237,729)	(976,346)
Total assets	23,183	–	8,675,347	52,996,012	124,558	61,819,100
Expenditure for long-lived assets	$–	$–	$–	$28,440,490	$51,090	$28,491,580

	Three months ended July 31, 2012
	Software Business	Trading Business	Plantation Business	Real Estate Business	Corporate	Total

Revenues, net	$4,631	$–	$548,904	$–	$–	$553,535
Cost of revenues	(14,701)	–	(34,983)	–	–	(49,684)
Gross profit	(10,070)	–	513,921	–	–	503,851
Depreciation	2,737	–	3,602	–	7,422	13,761
Net income (loss)	(140,258)	–	132,922	–	212,913	205,577
Total assets	12,254	–	9,013,980	8,375,916	8,520,137	25,922,287
Expenditure for long-lived assets	$–	$–	$–	$–	$–	$–

	Nine months ended July 31, 2013
	Software Business	Trading Business	Plantation Business	Real Estate Business	Corporate	Total

Revenues, net	$1,620,759	$–	$145,994	$60,076	$–	$1,826,829
Cost of revenues	(21,436)	–	(91,289)	–	–	(112,725)
Gross profit	1,599,323	–	54,705	60,076	–	1,714,104
Depreciation	3,143	–	14,004	2,330	29,058	48,535
Net income (loss)	1,567,122	–	(48,666)	(919,500)	(1,305,592)	(706,636)
Total assets	23,183	–	8,675,347	52,996,012	124,558	61,819,100
Expenditure for long-lived assets	$–	$–	$–	$28,440,490	$51,090	$28,491,580

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2013 AND 2012

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Nine months ended July 31, 2012
	Software Business	Trading Business	Plantation Business	Real Estate Business	Corporate	Total

Revenues, net	$214,528	$–	$1,202,131	$–	$–	$1,416,659
Cost of revenues	(28,352)	–	(214,733)	–	–	(243,085)
Gross profit	186,176	–	987,398	–	–	1,173,574
Depreciation	2,737	–	11,306	–	27,769	41,812
Net income (loss)	155,671	–	462,005	–	(130,780)	486,896
Total assets	12,254	–	9,013,980	8,375,916	8,520,137	25,922,287
Expenditure for long-lived assets	$–	$–	$115	$–	$11,245	$11,360

(b) Geographic Segment Reporting

In respect of geographical segment reporting, sales are based on the countries in which the customer is located, as follows:

	Three months ended July 31,
	2013	2012
Revenues, net
Malaysia	$77,357	$90,544
The PRC	–	462,991
Total revenues, net	$77,357	$553,535

	Nine months ended July 31,
	2013	2012
Revenues, net
Malaysia	$1,817,092	$386,594
The PRC	9,737	1,030,065
Total revenues, net	$1,826,829	$1,416,659

As of July 31, 2013, the Company has $883,112 net assets from its PRC subsidiary.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2013 AND 2012

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE 12 - CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)	Major customers

For the three months ended July 31, 2013 and 2012, the customer who accounted for 10% or more of the Company’s revenues is presented as follows:

		Three months ended July 31, 2013		July 31, 2013
	Business segment	Revenues	Percentage of Revenues	Trade accounts receivable
Customer C	Plantation	$46,774	60%	–
Customer G	Real estate	30,552	39%	–
Total:		$77,326	99%	–

		Three months ended July 31, 2012		July 31, 2012
	Business segment	Revenues	Percentage of Revenues	Trade accounts receivable
Customer A	Plantation	$462,991	84%	–
Customer B	Plantation	85,912	15%	–
Total:		$548,903	99%	–

For the nine months ended July 31, 2013 and 2012, the customer who accounted for 10% or more of the Company’s revenues is presented as follows:

		Nine months ended July 31, 2013		July 31, 2013
	Business segment	Revenues	Percentage of revenues	Trade accounts receivable

Customer D	Software	$484,484	27%	–
Customer E	Software	484,484	27%	–
Customer F	Software	645,978	35%	–
Total:		$1,614,946	89%	–

		Nine months ended July 31, 2012		July 31, 2012
	Business segment	Revenues	Percentage of revenues	Trade accounts receivable

Customer C	Plantation	$566,795	40%	–
Customer A	Plantation	463,270	33%	–
Customer D	Software	212,712	15%	–
Customer B	Plantation	172,065	12%	–
Total:		$1,414,842	100%	–

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2013 AND 2012

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

(b)	Major vendors

For the three months ended July 31, 2013 and 2012, the vendor who accounted for 10% or more of the Company’s purchases is presented as follows:

	Three months ended July 31, 2013		July 31, 2013
	Purchase	Percentage of purchase	Trade accounts payable

Vendor C	$5,610	12%	–
Vendor E	14,341	31%	–
Vendor F	6,151	13%	–
Total:	$26,102	56%	–

	Three months ended July 31, 2012		July 31, 2012
	Purchase	Percentage of purchase	Trade accounts payable

Vendor A	$14,701	30%	–
Vendor B	10,752	22%	–
Vendor C	10,180	20%	7,488
Total:	$35,633	72%	7,488

For the nine months ended July 31, 2013 and 2012, the vendor who accounted for 10% or more of the Company’s purchases is presented as follows:

	Nine months ended July 31, 2013		July 31, 2013
	Purchase	Percentage of purchase	Trade accounts payable

Vendor C	$17,005	15%	–
Vendor E	14,341	13%	–
Vendor F	12,024	11%	–
Total:	$43,370	39%	–

	Nine months ended July 31, 2012		July 31, 2012
	Purchase	Percentage of purchase	Trade accounts payable

Vendor D	$80,653	33%	–
Vendor E	47,401	19%	–
Vendor B	32,439	13%
Vendor A	28,352	12%	–
Total:	$188,845	77%	–

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2013 AND 2012

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

NOTE 13 - COMMITMENTS AND CONTINGENCIES

(a)	Operating lease commitment

The Company leases certain office premises under operating lease that expire at various dates through 2014. The leases, which cover periods from one to two years, generally provide for renewal options at specified rental amounts.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2013 AND 2012

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Aggregate rent expenses for the three months ended July 31, 2013 and 2012 were $2,397 and $3,725, respectively.

Aggregate rent expenses for the nine months ended July 31, 2013 and 2012 were $7,267 and $7,212, respectively.

As of July 31, 2013, the Company has future minimum rental payments due under non-cancelable operating lease in the next two years and thereafter, as follows:

Year ending July 31:
2014	$9,273
2015	3,091

Total	$12,364

NOTE 14 - SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date the financial statements were issued and filed with this Form10-Q. There were no subsequent events that required recognition or disclosure.

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

Overview

During the nine months ended July 31, 2013, we had four business segments: (i) the provision of IT consulting, programming and website development services; (ii) our oilseeds business; (iii) our real estate business and (iv) the distribution of consumer products. Our software, oilseeds and real estate businesses accounted for all of our revenues for the nine months ended July 31, 2013. We did not generate any revenues from the distribution of consumer products during such period. Summarized financial information regarding each revenue generating segment for the nine months ended July 31, 2013 is as follows:

	Nine months ended July 31, 2013
	Software Business	Trading Business	Plantation Business	Real Estate Business	Corporate	Total

Revenues, net	$1,620,759	$–	$145,994	$60,076	$–	$1,826,829
Cost of revenues	(21,436)	–	(91,289)	–	–	(112,725)
Gross profit	1,599,323	–	54,705	60,076	–	1,714,104
Depreciation	3,143	–	14,004	2,330	29,058	48,535
Net income (loss)	1,567,122	–	(48,666)	(919,500)	(1,305,592)	(706,636)
Total assets	23,183	–	8,675,347	52,996,012	124,558	61,819,100
Expenditure for long-lived assets	$–	$–	$–	$28,440,490	$51,090	$28,491,580

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

History

Our initial business plan launched in July 2010 broadly contemplated the development, distribution and operation of mobile and online social networking, ecommerce and search products and services. However, as a result of the challenges we experienced in implementing our m-commerce business plan, we entered the oilseeds and real estate businesses in 2012 and scaled back our software and consumer goods distribution businesses. Since the commencement of our these business segments, we (through our subsidiaries):

•	Acquired a palm oil plantation in Malaysia which is operated through VSSB (May 2012);
•	Commenced sales of castor seeding and provision of technical know-how under a bundled sales arrangement through our subsidiaries Max Trend International Limited, a Hong Kong limited liability company, or Max Trend HK, which owns Max Trend WFOE (during quarter ended July 31, 2012);
•	Became a party to a trial planting arrangement with Srira Cha province, Thailand, for the cultivation of castor plants (indefinitely suspended);
•	Acquired 21.8921 hectares (54.10 acres) of vacant development land located in Selangor, Malaysia, which is subject to a 99-year leasehold, expiring July 30, 2100 (July 26, 2012);
•	Acquired Dunford Corporation Sdn. Bhd., or Dunford, whose primary assets consist of two parcels of undeveloped land located in Selangor, Malaysia aggregating approximately 31 acres (October 17, 2012);
•	Acquired a 15 story commercial building located at Geran 10010, Lot 238 Section 43, Town and District of Kuala Lumpur, Wilayah Persekutuan, Kuala Lumpur, Malaysia (December 2012); and
•	Acquired a 12 story commercial building located at Megan Avenue 1, No. 189, Jalan Tun Razak, 50400 Kuala Lumpur, Malaysia (July 2013).

Fluctuating Revenues

In focusing on our real estate and oilseeds business segments, we significantly decreased our investment in our consumer product distribution operations and our software business activities. As a result, we did not generate any revenue from our consumer product business segment during the nine months ended July 31, 2013 and 2012 and do not expect this business segment to generate significant revenues in the near future.

We had also expected our software business segment to account for a decreasing share of our net revenue on a going forward basis. However, we find that our software revenue may fluctuate significantly depending upon the availability of immediate sales opportunities thus making it difficult for us to predict future software related revenue. For example, our sales consulting/website development activities did not generate any revenue for each of the three months ended July 31, 2013, and April 30, 2013, but accounted for approximately 96.4% of our net revenue for the three months ended January 31, 2013. Software revenue accounted for approximately 88.7% and 15.1% of our net revenue for the nine-month periods ended July 31, 2013, and 2012, respectively.

As we transition from an m-commerce to oilseeds and real estate company, we may continue to experience significant fluctuations in revenue which may cause our gross profit to fluctuate. Historically, we experienced higher profit margins with respect to software derived revenue and consulting revenue (arising from consultation to castor farmers) as compared to rental income revenue and oil palm plantation derived revenue. Accordingly, to the extent our revenue composition shifts from software or consulting services to rental income or palm oil plantation revenue, we expect our profit margins to also decrease.

Challenges From Our Oilseeds Operations

As a result of unexpected changes in the political climate in Srira Cha, Thailand, our trial planting arrangement there has been indefinitely suspended. Accordingly, management has decided to focus on the maintenance and operation of its oil palm plantation in Malaysia. Management believes that the value of its oil palm plantation has increased since its acquisition, and while it has not pursued any discussions or received any formal offers regarding the sale of its plantation, it may consider selling sales offers in the future if a sale would maximize return to its investors.

During the nine months ended July 31, 2013, the pricing for castor seeds and palm oil products was generally soft. As a result, while we have increased the output of our oil palm plantation, we were not able to achieve our anticipated revenue increases.

During the nine months ended July 31, 2013, we did not generate revenue from the sale of castor seeds or from the provision of consulting services to castor farmers. Management believes that its castor business operates at a competitive disadvantage due to China’s tax policies, which favor local enterprises. As a result and together with the soft pricing for castor seeds, our ability to effectively compete has been adversely affected. If we are unable to successfully compete by the end of calendar year 2013, there is a great likelihood that we will discontinue the distribution of castor seeds in China.

Challenges From Our Real Estate Operations

Commercial Buildings

We expect demand for commercial property to remain steady and positive for the remainder of 2013 and 2014. As a result, we do not anticipate significant challenges in leasing out or 12 story and 15 story commercial buildings.

We currently generate rental income from our 12 story and 15 story commercial properties and anticipate generating income from the sale of developed properties. As July 31, 2013, 10 of the 12 stories of our 12 story building have been leased to tenants at market rates. Most of these tenants are parties to two year leases. We expect to generate approximately $185,000 of gross rental income on an annualized basis from our 12 story building based upon full occupancy of our 12 story building at prevailing market rates.

We are in discussions to lease our 15 story building to a prospective tenant that intends to convert the building into a business hotel. Consummation of the lease will be dependent upon the receipt of city approval for the building conversion, which we hope to occur on or about March 2014. We anticipate that the lease will have a term of 10 years with gross rental income of approximately $2,284,000 per annum. If the business operations of our tenant are adversely affected, we will be required to seek replacement tenants. There can be no assurance that the business operations of our tenant will continue for the term of the lease or that we will be able to find a replacement tenant if our tenant is no longer able to meet its lease obligations. If we are unable to lease out the building, our operating results may be materially and adversely affected.

Residential Property Development

We believe that the outlook for residential properties will remain positive for the remainder of 2013 and 2014, based upon Malaysia’s stable employment outlook, growth in household income, formation of new households, and increased demand for affordable residential property from first time home buyers. Developers, however, are facing challenges of inconsistent supply and high cost of labor, increased costs of building materials (such as cement and steel bars) and general increased costs of doing business.

Our market is also sensitive to changes in lending rates and lending requirements as many homebuyers rely on financing to make purchases. As a result, government or bank policies that result in increased interest rates and or stricter lending requirements may adversely affect the sales of our developed properties.

We are in the process of preparing preliminary conceptual planning and market studies with respect to our Shah Alam 2 Eco Residential Development project located in Selangor, Malaysia. We hope to submit buildings plans in the fourth calendar quarter of 2013 and commence construction in the first calendar quarter of 2014. We hope to complete construction by the end of calendar 2019. We intend to commence sales activities in the second calendar quarter of 2014.

We believe that we will require approximately $2.5 million to obtain the necessary permits and $3 million to commence the first of six phases of construction. We believe that we will require approximately $15 million in the aggregate to market, promote and complete construction of our Shah Alam 2 Eco Residential Development Project. We hope to finance the $15 million through a combination of loans, funds from building sales and operating capital.

We do not intend to commence development of our Bandar Sungai Long High Grade Villas Community project until we have successfully sold Phase 2 of the Shah Alam 2 Eco Residential Development project. If we are not able to successfully develop, market and sell our Shah Alam 2 Eco Residential Development project, we may not be able to complete all or any portion of our Bandar Sungai Long High Grade Villas Community project.

As of July 31, 2013, we had cash and cash equivalents of $810,478 and advances to an oilseed supplier of $890,536. Our cash and cash equivalents decreased due to the consummation of the purchase of a 12 story commercial building. Our acquisition was financed in part by bank loans from RHB Bank Berhad, the terms of which were disclosed in our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 29, 2013. We may at any time elect to sell our properties under development, undeveloped properties or commercial properties, if opportunities arise that we believe will maximize overall asset values.

Approval to Initiate Uplisting Process

On December 12, 2011, our board of directors approved, authorized and directed our officers to initiate the process for listing shares of the Company’s common stock on one or more U.S. national securities exchanges including the NYSE Amex Equities Exchange. We intend to delay uplisting efforts until the end of calendar 2014 to focus on implementing our business plan.

Results of Operations

The following table sets forth certain operational data for the three months ended July 31, 2013, compared to the three months ended July 31, 2012:

	For the Three Months Ended July 31,		$	%
	2013	2012	Change	Change

Net Revenues	$77,357	$553,535	$(476,178)	(86%)
Software sales	–	4,632	(4,632)	(100%)
Plantation sales	46,823	548,903	(502,080)	(91.5%)
Rental income	30,534	–	30,534	100%
Total cost of revenue	(46,181)	(49,684)	(3,503)	(7.1%)
Software sales	–	(14,701)	(14,701)	(100%)
Plantation sales	(40,748)	(34,983)	5,765	16.5%
Rental income	–	–	–	–
Gross profit	31,176	503,851	(472,675)	(93.8%)
General and administrative expenses	(398,622)	(576,656)	(178,034)	(30.9%)
Other income, net (expense)	(637,893)	380,051	(1,017,944)	(267.8%)
Income (loss) before income taxes	(1,005,339)	307,246	(1,312,585)	(427.2%)
Income tax expense	28,993	(101,669)	130,662	128.5%
Net (loss) income	(976,346)	205,577	(1,181,923)	(574.9%)

Comparison of the three months ended July 31, 2013 and July 31, 2012

Net Revenue. We generated net revenue of $77,357 and $553,535 for the three months ended July 31, 2013 and 2012, respectively. For the three months ended July 31, 2013, our oilseeds and real estate businesses accounted for approximately 60.5% and 39.5% of our net revenue. We did not generate any revenue from our software and consumer product distribution business segments. For the same period ended July 31, 2012, plantation sales accounting for $548,903, or approximately 99.2% of net revenues, and software sales accounting for $4,632, or approximately 0.8% of net revenues.

The decrease in net revenue for the quarter ended July 31, 2013, reflects the significant decrease in our oilseeds revenue for the quarter ended July 31, 2013, as compared to our oilseeds revenue for the same period ended July 31, 2012. The decrease in our oilseeds revenue is attributable to two factors. First, oilseeds revenue generated during the quarter ended July 31, 2012, was primarily derived from consulting services provided to castor farmers. We did not provide such consulting services during the quarter ended July 31, 2013. Second, while we have increased the output of our oil palm plantation, we were not able to achieve the associated revenue increases due to the recent downturn in oil palm pricing. We hope to increase our oilseeds revenue in or about the third or fourth calendar quarter of 2013 (which is harvest season for castor seeds) when we are able to resume our distribution of castor seeds, together with revenue increases associated with any recovery of the oil palm market.

Our real estate related revenues increased as we increased tenancy rates of our commercial buildings. Except with respect to revenue from software sales which may fluctuate unpredictably in the near future and assuming a resumption of trading castor seeds, we generally expect our oilseeds and real estate related revenues to gradually account for an increasing share of our net revenue in the future as those business segments continue to develop.

We expect our software revenue to continue to fluctuate depending upon the availability of immediate sales opportunities.

We did not derive any revenue from product sales in three months ended July 31, 2013 and 2012. On a going forward basis, we expect to make product sales only as such opportunities may arise. Accordingly, we do not expect product sales to account for a significant portion of our net revenues.

Cost of Revenue. Our cost of revenue as a percentage of net revenue was 59.7% for the three months ended July 31, 2013, with our oilseeds and software businesses accounting for 83.3% and 16.7% of our cost of revenues. Cost of revenue as a percentage of net revenue was approximately 9% for the three months ended July 31, 2012, and consisted primarily of the costs related to the palm oil business such as rental on plantation land, material supplies and subcontracting costs incurred for planting, fertilizing and harvesting the palm oil tree. Shipping and handling costs associated with the distribution of fresh fruit bunches to the customers are also included in cost of revenues. The increase is primarily attributable to the higher cost of revenue associated with our oilseeds revenue (excluding consulting based revenue) as compared to the lower cost of revenue associated with software derived revenues and consulting revenues. Cost of revenue for the three months ended July 31, 2013, consisted primarily of costs related to the palm oil business such as rental of plantation land, material supplies and subcontracting costs incurred for planting, fertilizing and harvesting the palm oil tree and software purchase costs, costs of labor that are directly attributable to the sale of software. Shipping and handling costs associated with the distribution of fresh fruit bunches to the customers are also included in cost of revenues.

We expect our cost of revenue attributable to our oilseeds and real estate businesses to continue to increase and those attributable to our trading business to decrease as our oilseeds and real estate businesses continue to develop. We expect cost of revenue of our software business to fluctuate together with the amount of net revenues generated by this business segment.

Gross Profit. We achieved a gross profit of $31,176 for the three months ended July 31, 2013, as compared to $5033,851 for the three months ended July 31, 2012. All of our gross profit for the three-month period ended July 31, 2013, is attributable to our real estate and oilseeds operations as our software business segment experienced a gross loss of $7,704. As of July 31, 2012, software sales and plantation sales accounted for approximately 0.8% and 99.2% of our gross profit. The decrease in gross profit is attributable to two factors. First, oilseeds revenue generated during the quarter ended July 31, 2012, was primarily derived from consulting services provided to castor farmers. We did not provide such consulting services during the quarter ended July 31, 2013. Second, while we have increased the output of our oil palm plantation, we were not able to achieve the associated revenue increases due to the recent downturn in oil palm pricing.

We expect gross profit derived from our oilseeds and real estate businesses to gradually increase as those segments develop and the oil palm market recovers. We expect gross profits attributable to our software business to fluctuate according to the availability of immediate sales opportunities. We do not expect our trading business segment to contribute significantly to our gross profit.

General and Administrative Expenses (“G&A”). We incurred G&A expenses of $398,622 for the three months ended July 31, 2013, which includes an accrual of $100,000 for a possible tax penalty assessed by the IRS for failure to file a US tax return. This represents a decrease of $178,034, as compared to $576,656 for the three months ended July 31, 2012. The decrease in G&A is primarily attributable to decreased activity in our castor operations.

We did not make any significant investments in our consumer goods and software businesses and did not generate sales in the three months ended July 31, 2013 and 2012. We expect to continue relying on the personal relationships of our executive officers and directors in generating sales on a going forward basis and do not expect our consumer goods and software business segments to contribute significantly to our G&A expenses.

As a general matter, we expect our G&A to increase in the foreseeable future as we acquire real estate or other businesses and assets. G&A as a percentage of net revenue was approximately 515.3% and 104% for the three months ended July 31, 2013 and 2012, respectively. The increase in the percentage of G&A as a percentage of net revenue is attributable to the decrease in our oilseeds revenue for the three months ended July 31, 2013.

Other Income (Expense), net. We incurred net other expense of $637,893 for the three months ended July 31, 2013, as compared to net other income of $380,051 for the three months ended July 31, 2012. Net other expense for the three months ended July 31, 2013, consisted primarily of interest expense from our bank loans.

Income Tax Expense. We recorded income tax credit of 28,993 for the three months ended July 31, 2013, as compared to income tax expense of $101,669 for the same period ended July 31, 2012. The decrease is primarily attributable to our decrease in revenues. For the three months ended July 31, 2013, we incurred a loss before income taxes. Tax expense as a percentage of income before income tax was approximately 33.1% for the three months ended July 31, 2012.

Comparison of the nine months ended July 31, 2013 to the nine months ended July 31, 2012

The following table shows our revenues by type for the nine months ended July 31, 2013, compared to the nine months ended July 31, 2012.

	For the Nine Months Ended July 31,		$	%
	2013	2012	Change	Change

Net Revenues	$1,826,829	$1,416,659	$410,170	29%
Software sales	1,620,759	214,529	1,406,230	655.5%
Plantation sales	145,994	1,202,130	(1,056,136)	(87.9%)
Rental income	60,076	–	60,076	100%
Total cost of revenue	(112,725)	(242,085)	(129,360)	(53.4%)
Software sales	(21,436)	(28,352)	(6,916)	(24.4%)
Plantation sales	(91,289)	(214,733)	(123,444)	(57.5%)
Rental income	–	–	–	–
Gross profit	1,714,104	1,173,574	540,530	46.1%
General and administrative expenses	(1,126,242)	(1,193,645)	(67,403)	(14%)
Other income, net (expense)	(983,800)	728,002	(1,711,802)	(235.1%)
Income (Loss) before income taxes	(395,938)	707,931	(1,103,809)	(155.9%)
Income tax expense	(310,698)	(221,035)	89,663	40.6%
Net (loss) income	(706,636)	486,896	(1,193,532)	(245.1%)

Net Revenue. We generated net revenue of $1,826,829 for the nine months ended July 31, 2013 with software sales, plantation sales and rental income accounting for approximately 88.7%, 8% and 3.3%, respectively, of net revenues. For the same period ended July 31, 2012, we generated net revenue of $1,416,659 with plantation sales accounting for $1,202,130, or approximately 84.9% of net revenues and software sales accounting for $214,529, or approximately 15.1% of net revenues. The increase in net revenue for the nine-month period ended July 31, 2013, reflects the increase in our software revenue, offset by a decrease in our oilseeds revenue.

The decrease in our oilseeds revenue is attributable to two factors. First, oilseeds revenue generated during the nine-month period ended July 31, 2012, was primarily derived from consulting services provided to castor farmers. We did not provide such consulting services during the same period ended July 31, 2013. Second, while we have increased the output of our oil palm plantation, we were not able to achieve the associated revenue increases due to the recent downturn in oil palm pricing. We hope to increase our oilseeds revenue in or about the third or fourth calendar quarter of 2013 (which is harvest season for castor seeds) when we are able to resume our distribution of castor seeds, together with revenue increases associated with any recovery of the oil palm market.

We expect revenue derived from our oilseeds and real estate businesses to gradually increase as those segments develop and the oil palm market recovers. We expect net revenues attributable to our software business to fluctuate according to the availability of immediate sales opportunities.

We did not derive any revenue from product sales in nine months ended July 31, 2013 and 2012. On a going forward basis, we expect to make product sales only as such opportunities may arise. Accordingly, we do not expect product sales to account for a significant portion of our net revenues.

Cost of Revenue. Our cost of revenue as a percentage of revenue was 6.2% for the nine months ended July 31, 2013 with software sales and plantation sales accounting for approximately 19% and 81%, respectively. Cost of revenue as a percentage of net revenue was approximately 17.2% for the nine months ended July 31, 2012, with software sales and plantation sales accounting for approximately 11.7% and 88.3%, respectively. The decrease is primarily attributable to the lower cost of revenue associated with the software derived revenue and consulting revenue as compared to the cost of revenue associated with oilseeds revenue (excluding oilseeds related consulting revenue). Cost of revenue for the nine-month period ended July 31, 2013, consisted primarily of software purchase costs, costs of labor that are directly attributable to the sale of software and costs related to the palm oil business such as rental of plantation land, material supplies and subcontracting costs incurred for planting, fertilizing and harvesting the palm oil tree. Shipping and handling costs associated with the distribution of fresh fruit bunches to the customers are also included in cost of revenues.

We expect our cost of revenue attributable to our oilseeds and real estate businesses to continue to increase and those attributable to our trading business to decrease as our oilseeds and real estate businesses continue to develop. We expect cost of revenue of our software business to fluctuate together with the amount of net revenues generated by this business segment.

Gross Profit. We achieved a gross profit of $1,714,104 for the nine months ended July 31, 2013, as compared to $1,173,574 for the same period in 2012. Our software, oilseeds and real estate business segments accounted for approximately 93.3%, 3.2% and 3.5%, respectively, of our gross profit during the nine-month period ended July 31, 2013. Software and oilseeds business segments accounted for approximately 29.3% and 70.7% of our gross profit for the same period ended April 30, 2012. The increase in gross profit for the nine-month period ended July 31, 2013, reflects the increase in our software revenue, offset by a decrease in our oilseeds revenue.

The decrease in gross profit is attributable to two factors. First, oilseeds revenue generated during the quarter ended July 31, 2012, was primarily derived from consulting services provided to castor farmers. We did not provide such consulting services during the quarter ended July 31, 2013. Second, while we have increased the output of our oil palm plantation, we were not able to achieve the associated revenue increases due to the recent downturn in oil palm pricing.

We expect gross profit derived from our oilseeds and real estate businesses to gradually increase as those segments develop and the oil palm market recovers. We expect gross profits attributable to our software business to fluctuate according to the availability of immediate sales opportunities. We do not expect our trading business segment to contribute significantly to our gross profit.

General and Administrative Expenses (“G&A”). We incurred G&A expenses of $1,126,242 for the nine months ended July 31, 2013, representing a decrease of $67,403, or approximately 6%, as compared to $1,193,645 for the nine months ended July 31, 2012. The decrease in G&A is primarily attributable to Decreased activity in our castor operations. We believe that G&A expenses may continue to increase in the future as we continue developing our oilseeds and real estate operations.

We did not make any significant investments in our consumer goods business and did not generate sales in the nine months ended July 31, 2013 and 2012. We expect to continue relying on the personal relationships of our executive officers and directors in generating sales on a going forward basis and do not expect our consumer goods business to incur significant G&A expenses.

As a general matter, we expect our G&A to increase in the foreseeable future as we acquire real estate or other businesses and assets. However, we expect G&A as a percentage of net revenue to decrease as our net revenue increases. G&A as a percentage of net revenue was approximately 56.2% and 84.25% for the nine months ended July 31, 2013 and 2012, respectively.

Other Income (Expense). We incurred other expense of $983,800 for the nine months ended July 31, 2013, as compared to other income of $728,002 for the nine months ended July 31, 2012. Other expense for the nine-month period ended July 31, 2013 consisted primarily of interest expense of $668,331, realized loss on sale of marketable securities of $360,256, offset by dividend income of $26,005 and other income of $18,782.

Income Tax Expense. We recorded income tax expense of $310,698 for the nine months ended July 31, 2013, as compared to $221,035 for the same period ended July 31, 2012. The increase is primarily attributable to the increase in income generated from our operations during the nine months ended July 31, 2013. Tax expense as a percentage of income before income tax was approximately 31.2% for the nine months ended July 31, 2012. We experienced a net loss before income taxes for the nine months ended July 31, 2013.

Liquidity and Capital Resources

As of July 31, 2013, we had cash and cash equivalents of $810,478 and advances to an oilseed supplier of $890,536. Our cash and cash equivalents decreased due to the consummation of the purchase of a 12 story commercial building. Our acquisition was financed in part by bank loans from RHB Bank Berhad, the terms of which were disclosed in our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 29, 2013.

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

The success of our growth strategy is dependent upon the availability of additional capital resources on terms satisfactory to management. Our sources of capital in the past have included the sale of equity securities, which include common stock sold in private transactions and public offerings, capital leases and long-term debt. In fiscal year 2012, we raised $30.4 million from sales of our securities to existing shareholders including $20,890,272 from Weng Kung Wong, our Chief Executive Officer. There can be no assurance that we can raise such additional capital resources on satisfactory terms. We believe that our current cash and other sources of liquidity discussed below are adequate to support operations for at least the next 12 months.

	Nine Months Ended
	7/31/2013	7/31/2012
Net cash provided by (used in) operating activities	238,839	(88,836)
Net cash (used in) provided by investing activities	(22,186,478)	(18,062,516)
Net cash provided by financing activities	21,443,949	18,049,404

Net Cash Provided By (Used In) Operating Activities.

For the nine months ended July 31, 2013, net cash provided by operating activities was $238,839, which consisted primarily of increases in advances from third parties of $597,530, realized gains from sale of marketable securities of $360,256, an increase in accrued liabilities and other payables of $509,434, an increase in income tax payables of $244,529 offset by a decrease in advances to suppliers of $800,013 and net losses of $706,636.

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

As we shift away from our product sales businesses, we expect cash derived from this segment to decrease. We expect software-derived revenue to continue to fluctuate based upon the availability of immediate sales opportunities. We anticipate cash from our oilseeds operating activities to increase as we focus on our oilseeds operations. We expect rental income from our real estate operations to increase as we increase the occupancy rates of our commercial buildings, which will be offset by the increased expenses associated with developing our residential projects. We expect to continue to rely on cash generated through private placements of our securities, however, to finance our operations and future acquisitions.

Net Cash Used in Investing Activities.

For the nine months ended July 31, 2013, net cash used in investing activities was $22,186,478, which was primarily attributable to payments in connection with the purchase of our commercial buildings in Malaysia of $28,427,544 and plant and equipment purchases of $51,090, and deposits of $12,946 made in connection with our anticipated land purchases in Malaysia, offset by proceeds from the sale of marketable securities of $6,305,102.

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

Net Cash Provided By Financing Activities.

For the nine months ended July 31, 2013, net cash provided by financing activities was $21,443,949, consisting primarily of proceeds from a bank loan of $16,194,197, advances from Weng Kung Wong, our Chief Executive Officer and director, of $5,256,017, offset by repayments of $6,265 on a finance lease. Advances by Mr. Wong were made to us was made on an interest-free, unsecured basis and are repayable on demand.

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

Contractual Obligations and Commercial Commitments

We had the following contractual obligations and commercial commitments as of July 31, 2013:

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Related Party Obligations	6,995,463	294,331	6,701,132
Operating lease obligations
Office premises	12,364	9,273	3,091	-	-
Commercial commitments
Bank loan repayment	15,497,815	603,322	1,332,430	1,524,908	12,037,155
Finance lease obligation	45,462	10,733	34,729		-
Total obligations	22,551,104	917,659	8,071,382	1,524,908	12,037,155

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

Revenue from castor products includes sale of seeding and rendering of technical know-how under a bundled sales arrangement. The Company adopts Accounting Standards Codification (“ASC”) 605-25, “Multiple-Element Arrangements” and recognizes revenue as services are performed when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the service offering has been delivered to the client; (3) the collection of fees is probable; and (4) the amount of fees to be paid by the client is fixed or determinable.

A bundled sale arrangement involves multiple deliverables provided by the Company, where bundled service deliverables are accounted for in accordance with ASC 605-25. The Company determines each of service deliverable element and allocates the total arrangement fee among each element based on vendor-specific objective evidence of the relative fair value of each of the elements. The Company limits its assessment of fair value of each element to the price charged when the same element is sold separately. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue, assuming collection is probable. Sale of castor oilseeds is recognized when legal title passes to the customer, which is generally upon delivery of oilseeds. Rendering of technical know-how service is recognized when the principal terms of the service agreement are fulfilled and the certificate of satisfaction is confirmed by the customers.

(c)	Real estate

The Company generally leases the units under operating leases with terms of two years or less. As of July 31, 2013, we expect to record $75,729 in lease revenue over the life of the lease under operating lease, using the straight-line method in accordance with SFAS No. 13, “Accounting for Leases” (“SFAS No. 13”).

Rental income related to leases is recognized in the period earned over the lease term in accordance with Statement of Financial Accounting Standards SFAS No.13. Rent concessions are recognized as an offset to revenues collected over the term of the underlying lease.

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

Rental expenses shown on the accompanying Statements of Operations include costs associated with on-site and property management personnel, repairs and maintenance, property insurance, marketing, landscaping and other on-site and related administrative costs. Utility expenses are paid directly by tenants.

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

For the three and nine months ended July 31, 2013, the Company did not have any interest and penalties associated with tax positions. As of July 31, 2013, the Company did not have any significant unrecognized uncertain tax positions.

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

Translation of amounts from the local currencies of the Company into US$ has been made at the following exchange rates for the respective periods:

	July 31,
	2013	2012
Period-end MYR: US$1 exchange rate	3.2352	3.1827
Period-average MYR : US$1 exchange rate	3.0961	3.1197
Period-end RMB : US$1 exchange rate	6.1792	6.3257
Period-average RMB : US$1 exchange rate	6.2499	6.3289
Period-end HK$ : US$1 exchange rate	7.7561	7.7560
Period-average HK$ : US$1 exchange rate	7.7570	7.7603

•	Related parties

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

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. During the period ended July 31, 2013, the Company operates in four reportable operating segments.

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

Management believes, based on the current market prices for interest rates on similar debt instruments, the fair value of its obligation under finance lease and long-term bank loan approximates the carrying amount.

The Company also follows the guidance of the ASC Topic 820-10, “Fair Value Measurements and Disclosures” ("ASC 820-10"), with respect to financial assets and liabilities that are measured at fair value. ASC 820-10 establishes a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value as follows:

☐	Level 1: Observable inputs such as quoted prices in active markets;

☐☐	Level 2: Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

☐☐	Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures, subject to limitations as noted below, as of July 31, 2013, and during the period prior to and including the date of this report, were effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

Subject to the foregoing disclosure, there were no changes in our internal control over financial reporting that occurred during our last fiscal quarter ended July 31, 2013, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1	Legal Proceedings

We are not a party to any legal or administrative proceedings that we believe, individually or in the aggregate, would be likely to have a material adverse effect on our financial condition or results of operations.

ITEM 1A	Risk Factors

None.

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3	Defaults upon Senior Securities

None.

ITEM 4	Mine Safety Disclosures

Not applicable.

ITEM 5	Other Information

None.

ITEM 6	Exhibits

Exhibit No.	Name of Exhibit
2.1	Articles of Exchange (1)
2.2	Share Exchange Agreement, dated December 6, 2010, by and between Home Touch Holding Company, on the one hand, and Union Hub Technology Sdn. Bhn., Wooi Khang Pua and Kok Wai Chai, on the other hand (2)
2.3	Share Exchange Agreement, dated January 26, 2009, by and between Home Touch Holding Company and Home Touch Limited (3)
3.1	Amended and Restated Articles of Incorporation (1)
3.2	Amended and Restated Bylaws (4)
4.1	Form of common stock certificate (1)
10.1	Common Stock Purchase Agreement, dated December 6, 2010, by and among Home Touch Holding Company, Home Touch Limited, Up Pride Investments Limited and Magicsuccess Investments Limited (2)

10.2	Tenancy Agreement (Commercial), dated October 29, 2010, by and between Atomic Vision Sdn. Bhd. and Union Hub Technology Sdn. Bhd. (2)
10.3	Memorandum of Understanding For Cooperation In Castor Cultivation, dated December 8, 2011, by and between Prime Global Capital Group Incorporated and Mr. Wichai Samphantharat, Srira Cha Chief District Officer (5)
10.4	Letter of Appointment dated July 19, 2011, by and between Union Hub Technology Sdn. Bhd. and Weng Kung Wong (6)
10.5	Letter of Appointment dated July 19, 2011, by and between Union Hub Technology Sdn. Bhd. and Liong Tat Teh (6)
10.6	Letter of Appointment dated July 19, 2011, by and between Union Hub Technology Sdn. Bhd. and Sek Fong Wong (6)
10.7	Letter of Offer dated October 29, 2012, issued by Hong Leong Bank Berhad to PGCG Assets Holdings Sdn. Bhd. (7)
10.8	Facilities Agreement dated December 11, 2012 between Hong Leong Bank Berhad and PGCG Assets Holdings Sdn. Bhd. (7)
10.9	Offer Letter dated March 26, 2013, issued by RHB Bank Berhad with respect to four banking facilities in the aggregate principal amount of up to RM 3,452,000 (8)
10.10	Offer Letter dated March 26, 2013, issued by RHB Bank Berhad with respect to two banking facilities in the aggregate principal amount of up to RM 1,680,000 (8)
10.11	Offer Letter dated March 26, 2013, issued by RHB Bank Berhad with respect to six banking facilities in the aggregate principal amount of up to RM 4,708,000 (8)
14	Code of Business Conduct and Ethics (9)
21	List of Subsidiaries*
31.1	Certification of Chief Executive Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.*
31.2	Certification of Principal Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
99.1	Charter to Compensation Committee (10)
99.2	Charter to Audit Committee (10)
99.3	Charter to Corporate Governance Committee (10)
101.INS	XBRL Instance Document*
101.SCH	XBRL Schema Document*
101.CAL	XBRL Calculation Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*
101.LAB	XBRL Label Linkbase Document*
101.PRE	XBRL Presentation Linkbase Document*

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

(5) Incorporated by reference from our Current Report on Form 8-k filed with the Securities and Exchange Commission on December 13, 2011.

(6) Incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 19, 2011.

(7) Incorporated by referenced from our Current Report on Form 8-K filed with the Securities and Exchange Commission on December 14, 2012.

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

PRIME GLOBAL CAPITAL GROUP INCORPORATED

	By:	/s/Weng Kung Wong
Weng Kung Wong
Chief Executive Officer

	By:	/s/ Liong Tat Teh
Liong Tat Teh
Date: September 16, 2013		Chief Financial Officer

