Form 10-K
period 2013-10-31
PRIME GLOBAL CAPITAL GROUP Inc
filed 2013-12-24
CIK 1462047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2013

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

Securities registered pursuant to Section 12(g) of the Act: Common Stock

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Aggregate market value of the voting stock held by non-affiliates of the registrant as of April 30, 2012, based upon the closing sale price reported by the Over-the-Counter Bulletin Board on that date: $608,895,284

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding at December 23, 2013
Common Stock, $.001 par value per share	512,682,393 shares

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

Approval to Initiate Uplisting Process and Transition to Large Accelerated Filer Status

On December 12, 2011, our board of directors approved, authorized and directed our officers to initiate the process for listing shares of the Company’s common stock on one or more U.S. national securities exchanges including the NYSE Amex Equities Exchange. We have elected to delay uplisting efforts until the end of calendar year 2014 or 2015 to focus on implementing our business plan.

As of October 31, 2012, we became a large accelerated filer.

Current Business Operations

Current Corporate Structure

A chart of our current corporate structure is set forth below:

During fiscal year 2013, we operated in the following four business segments: (i) the provision of IT consulting, programming and website development services; (ii) our oilseeds business; (iii) our real estate business and (iv) the distribution of consumer products. During the last three fiscal years, each of our business segments accounted for the amount and percentage of net revenue set forth below:

	October 31, 2013		October 31, 2012		October 31, 2011
	Net Revenue	% of Net Revenue	Net Revenue	% of Net Revenue	Net Revenue	% of Net Revenue
Software	1,601,593	81.9	1,505,606	49.4	2,887,361	76.9
Oilseeds	220,929	11.3	1,540,736	50.6	109,569	2.9
Real Estate	132,760	6.8	-	-	-	-
Distribution of Consumer Products	-	-	-	-	756,133	20.1

Our cash and net assets are located in Malaysia and the PRC. As of October 31, 2013, the amount of cash and net assets located in Malaysia was $516,983 and $35,868,899.

As of October 31, 2013, the amount of cash held by our PRC subsidiary was $132,231, all of which is restricted, and the amount of net assets held by our PRC subsidiary was $426,531, of which approximately $384,000 is free of restriction and $42,531 is restricted. The amount of cash and net assets located outside of PRC as of October 31, 2013 was $132,231 and $426,531. To date, we have not yet transferred any cash out of the PRC. We currently intend to reinvest PRC derived proceeds in the PRC. If we elect to move our cash outside of the PRC, we will be subject to withholding taxes of approximately 5%.

Additional information regarding the countries from which our revenues are derived and the location of our cash and net assets are provided in Notes 3 and 17, respectively, to our financial statements.

Our m-commerce and consumer distribution products businesses are operated through UHT. Our oilseeds business is operated through Virtual Setup Sdn. Bhd., or VSSB, and Shenzhen Max Trend Green Energy Co. Ltd., or Max Trend WFOE. VSSB operates out palm oil plantation, and Max Trend WFOE sells castor seeding and provides technical know-how under a bundled sales arrangement. Our real estate business is operated through PGCG Assets Holdings Sdn. Bhd., or PGCG Assets.

Our initial business plan launched in July 2010 broadly contemplated the development, distribution and operation of mobile and online social networking, ecommerce and search products and services. However, as a result of the challenges we experienced in implementing our m-commerce business plan, we entered the oilseeds and real estate businesses in 2012 and scaled back our software and consumer goods distribution businesses. Since the commencement of our business segments, we (through our subsidiaries):

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

Description of Our Oilseeds Business

Palm Oil Cultivation

Palm oil is an edible vegetable oil obtained by crushing the fruit of the palm oil tree, commonly referred to as fresh fruit bunches. Palm oil is one of seventeen major oils traded in the global edible oils and fats market and has broad commercial and industrial uses. According to Oil World, 2011, palm oil accounted for approximately 27%, or approximately 47,520,000 tons, of the world’s annual consumption of 176 million tons of the 17 primary edible oils and fats in 2010/2011. Global consumption of palm oil increased significantly from approximately 11,398,000 tons in 1990/1991 to approximately 52.1 million tons in 2012.

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

If our cultivation operations expand, we may consider building or acquiring one or more oil mills to extract and sell CPO and PKO from FFB cultivated on our own plantation and on smaller local plantations.

Management believes that the value of its palm oil plantation has increased since its acquisition, and while it has not pursued any discussions or received any formal offers regarding the sale of its plantation, it may also consider selling sales offers in the future it a sale would maximize return to its investors.

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

We initially planned to manage and operate castor seed operations in Thailand and China. On December 8, 2011, we entered into a Memorandum of Understanding, or the Thailand MOU, with Mr. Wichai Samphantharat, Chief District Officer of Srira Cha province, Thailand, to commence trial planting of castor crops with independent contract farmers on 20 Rai (approximately 8 acres) of land in Srira Cha province, Thailand. As a result of unexpected changes in the political climate in Srira Cha, Thailand, our trial planting arrangement there has been indefinitely suspended.

During the twelve months ended October 31, 2013, we did not generate revenue from the sale of castor seeds or from the provision of consulting services to castor farmers. Management believes that its castor business operates at a competitive disadvantage due to China’s tax policies, which favor local enterprises. As a result and together with the soft pricing for castor seeds, our ability to effectively compete has been adversely affected. If we are unable to successfully compete by the second quarter of calendar year 2014, there is a great likelihood that we will discontinue the distribution of castor seeds in China.

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

If energy prices remain high with crude oil prices being maintained at US$100 per barrel, we believe that prices of all vegetable oils are likely to increase as vegetable oil prices are expected to remain linked to prices in the fuel sector. We further believe that the current financial condition and the growing nexus between crude oil prices and vegetable oil prices brought on by the increased reliance on oils for biofuels will exacerbate the pricing volatility and uncertainty already inherent in our industry.

Because we do not exert significant pricing power over our products, we expect margin expansion to occur through more cost effective manufacturing processes or by way of value addition, branding and retail packaging. We do not, however, have any current plans to brand our products or seek retail customers.

During the twelve months ended October 31, 2013, the pricing for castor seeds and palm oil products was generally soft. As a result, while we have increased the output of our oil palm plantation, we were not able to achieve our anticipated revenue increases.

Description of Our Real Estate Business

Our real estate business operations consist of the acquisition, development, management, operation and sale of commercial and residential real estate properties located in Malaysia, primarily in Kuala Lumpur and Selangor. We anticipate generating revenues from sales of developed properties and from rental income from our commercial properties. Developed property sales can include condominium units, individual villas and bungalows at our future Shah Alam 2 Eco Residential Development project located in Selangor, Malaysia. We may also sell properties under development, undeveloped properties or commercial properties, if opportunities arise that we believe will maximize overall asset values.

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

According to the Property Market Report 2012 published by the Malaysian Ministry of Finance’s Valuation and Property Services Department, the number of property transactions fell from 430,403 in 2011 to 427,520 in 2012, a drop of 0.7%. While the number of transactions has dropped, the value of transactions has increased from RM137.8 billion in 2011 to RM142.8 billion in 2012, or an increase of 3.6%.

In July 2011, the Malaysian government introduced measures meant to discourage real estate speculation, including increased property gain taxes and restrictions on foreign ownership of property. On January 1, 2012, the Malaysian central bank implemented stricter lending guidelines, which has already lowered residential loan approval rates.

Notwithstanding these measures, we expect housing prices to continue to rise in Malaysia as a whole, albeit at a slower place, in the near future as a result of the following factors.

1.	Malaysia has a modern and sophisticated infrastructure that is being further enhanced by government initiatives to facilitate foreign investment in Malaysia, including tax incentives and easing of laws governing foreign ownership of property.
2.	Malaysia is situated near Australia, Bali and Singapore, attracting investments and visitors from these countries. Beaches, resorts, mild weather conditions with average temperatures ranging from 21 to 30 degrees Celsius together with modern medical and recreational facilities create a year-round tourist trade in Malaysia.

3.	English is widely spoken, facilitating property purchase transactions. The cost of living in Malaysia is moderate and compares favorably with other countries. Consequently, purchase and maintenance costs associated with real property investments are reasonable.
4.	Malaysia economy is expected to remain bullish which has resulted in a strong demand for quality commercial and residential properties to meet the needs of an expanding expatriate population and vibrant tourism. The upsurge in commercial activity is more prominent in major cities such as Kuala Lumpur.

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

Our Commercial Real Estate Holdings

We generate rental income from our 12 story and 15 story commercial properties and anticipate generating income from the sale of developed properties. As October 31, 2013, 10 of the 12 stories of our 12 story building have been leased to tenants at market rates. Most of these tenants are parties to two-year leases. We expect to generate approximately $185,000 of gross rental income on an annualized basis from our 12 story building based upon full occupancy of our 12 story building at prevailing market rates.

On December 18, 2013, we leased the entirety of our 15 story commercial building to a tenant that intends to convert the building and operate it as a business hotel. As part of the lease transaction, we assigned to such tenant all of our rights and benefits as a landlord under a separate Rental Agreement previously made between us and a retailer located on the first floor of such building. The initial term of the lease is twenty (20) years, expiring November 30, 2033, with a one-time option to renew for an additional ten (10) year period. The monthly rental rate is RM550,000 (approximately US$175,543) for the first three years. Thereafter, the rental rate shall be increased to the then prevailing market rate or in increments of 5%-10% every three-year period, whichever is higher. We expect to generate approximately $2,284,000 in rental income from this tenant. The foregoing description of the lease agreement is qualified in its entirety by reference to such agreement, which is filed as Exhibit 10.4 to this Annual Report and is incorporated herein by reference.

If the business of our tenant is adversely affected, we will be required to seek replacement tenants. There can be no assurance that the business of our tenant will continue for the term of the lease or that we will be able to find a replacement tenant if our tenant is no longer able to meet its lease obligations. If we are unable to lease out the building, our operating results may be materially and adversely affected. We expect demand for commercial property to remain steady and positive for 2014. As a result, we do not anticipate significant challenges in leasing out or 12 story and 15 story commercial buildings.

Development Activities. We hold a 99-year leasehold interest to 21.8921 hectares (54.10 acres) of vacant development land, or the Land, and two parcels of vacant land aggregating approximately 31 acres, or the Dunford Parcels, all located in Selangor, Malaysia. We intend to develop the Land into the Shah Alam 2 Eco Residential Development project and hope to develop the Dunford Parcels into the Bandar Sungai Long High Grade Villas Community project. For better cash flow planning, we have strategized that the development of our Bandar Sungai Long High Grade Villas Community project will be commenced once we have successfully sold Phase 2 of the Shah Alam 2 Eco Residential Development project. This means the timing for commencement of Bandar Sungai Long High Grade Villas Community Project is dependent on the sales of the Phase 2 of our Shah Alam 2 Eco Residential Development project. If we are not able to successfully develop, market and sell our Shah Alam 2 Eco Residential Development project, our ability to complete all or any portion of our Bandar Sungai Long High Grade Villas Community Project may be adversely affected.

Shah Alam 2 Eco Residential Development

Shah Alam 2 is an existing third party development sprawled over 1,163 acres of prime land within Bandar Puncak Alam. It is located in Selangor in the burgeoning Klang Valley area in which Malaysia’s capital is also situated. Upon completion, it is anticipated to be an integrated and self-contained township approximately 10 times the size of Subang Jaya, one of Malaysia’s most celebrated suburbs, with a population of approximately 500,000. We believe that Shah Alam 2 may rival even Shah Alam, the Selangor state capital, in terms of size and dynamism.

Our project, the Shah Alam 2 Eco Residential Development, will be located within the Shah Alam 2 development.  Encompassing 54.1 acres, the project will feature superlink homes, semi-detached homes, bungalows, high-end condominiums and commercial shop-offices with an environment-friendly theme emphasizing the importance of a sustainable lifestyle. All the residential parcels will be gated and guarded for increased security.

The Selangor state government has imposed a freeze on development approvals affecting the land on which our project will be situated in connection with a legal dispute with a township developer. We have made an appeal to the state government to approve our development order based upon the fact that we are the rightful landowner and should not be affected by the legal dispute between the state government and the township developer. If the development order can be successfully secured in the first quarter of 2014, we hope to submit building plans in the first calendar quarter of 2014 and commence construction in the third calendar quarter of 2014.  We hope to complete construction by the end of calendar 2019.  We intend to commence sales activities in the third calendar quarter of 2014. There is no assurance that we will be able to successfully secure a development order by the first quarter of 2014 or at all. If we are unable to secure such an order, we will be unable to develop our Shah Alam 2 Eco Residential Project, which would materially and adversely affect our business plan, results of operations and financial condition.

If completed, we expect our Shah Alam 2 Eco Residential Development project to comprise of the following:

Types of property	Total Block(s)	Floor(s)/ Units per floor / Land size	Total Unit(s)	Planned Built-up area (sq. ft.)
2 ½ - Storey Superlink Homes	-	22ft x 75ft	143	2,200
2 ½ - Storey Semi-Detached Homes	-	35ft x 75ft	80	2,500
2 ½ - Storey Link Bungalow Homes	-	45ft x 80ft	47	3,900
Low-Cost Apartments	1	-	160	700
Low-Medium & Medium-Cost Apartments	1	-	161	750
Condominiums	2	-	192	1,200 1,100 1,000 800

We believe that we will require approximately $3.5 million to obtain the necessary permits and $3.6 million to commence the first of six phases of construction. We believe that we will require approximately $15 million in the aggregate to market, promote and complete construction of our Shah Alam 2 Eco Residential Development Project. We hope to finance the $15 million through a combination of loans, funds from ongoing building sales and operating capital.

Bandar Sungai Long High Grade Villas Community

We do not intend to commence development of our Bandar Sungai Long High Grade Villas Community project until we have successfully sold Phase 2 of the Shah Alam 2 Eco Residential Development project. If we are able to successfully develop the Bandar Sungai Long High Grade Villas Community project, we anticipate that the project will consist of a high-end gated and guarded community encompassing approximately 31 acres of landscaped areas with the following types of properties:

Type of properties	Area occupied	Units	Sq. Ft per Unit
31/2 story stand alone garden villa	70’ X 100’	150	6500

Description of Our Software and Consumer Product Distribution Businesses

Our software business during fiscal 2013 consisted of providing after-sales maintenance and support and or website development services arising from previously purchased software products. We have significantly scaled back this segment and rely on the personal relationships of our executive officers and directors to generate sales. Revenue attributable to software sales may fluctuate depending upon the availability of sales opportunities.

Our consumer product distribution business consists of trading luxury consumer products. We have significantly scaled back this segment and rely on the personal relationships of our executive officers and directors to generate sales. We do not expect our consumer goods business to generate significant revenue on a going forward basis.

Near-Term Requirements For Additional Capital And Business Strategy

We intend to focus on our near-term goal of developing the Land and the Dunford Parcels through prudent use of available resources and our long-term goal of maximizing the value of our development projects. We believe that Malaysia is a desirable market and we intend to continue exploring acquisitions in Kuala Lumpur and the Selangor region. We believe that our developments will have inherent value given their unique nature and location and that this value should be sustainable in the future.

For the immediate future, we intend to continue financing future real estate acquisitions and development through sales of our securities to existing shareholders and loans from financial institutions. We periodically conduct internal discussions to obtain the necessary financing, however, there can be no assurance that we will be able to obtain sufficient funds on acceptable terms to timely meet our obligations.

As of October 31, 2013, we had cash and cash equivalents of $659,647. We consummated the purchase of our 12 story commercial building in July 2013, financing the acquisition through a combination of cash and a bank loan. We believe that we will require approximately $3.5 million to obtain the necessary permits and $3.6 million to commence the first of six phases of construction, which we hope to occur in the third calendar quarter of 2014. We believe that we will require approximately $15 million in the aggregate to market, promote and complete construction of our Shah Alam 2 Eco Residential Development Project. We hope to finance the $15 million through a combination of loans, funds from ongoing building sales and operating capital.

Distribution

Our consumer goods are sold to customers generated from the personal relationships of our executive officers which may be located outside of Malaysia.

Customers of our oilseeds business principally consist of oilseed processors, refineries and oilseed product manufacturers. Our products are distributed in bulk from our plantations directly to our customers’ facilities. Initially, we intend to transport our products through third party transportation systems. If our oilseeds business expands, we may explore developing our own transportation system by acquiring or leasing trucks, trailers, railroad tank and hopper cars.

Marketing, Sales and Support

We do not intend to engage in marketing efforts with respect to our software and consumer goods distribution operations. We intend to rely on the personal relationships of our executive officers in effecting any sales of our IT services and consumer goods. Our former m-commerce and product distribution sales and support staff now focus on identifying land for the cultivation of our oil seeds and preparation for the marketing activities of our real estate development projects.

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

Major Customers

We generated net revenues of $1,955,282 during the fiscal year ended October 31, 2013. Our software products and services business accounted for approximately 81.9% of our net revenue and were sold to customers located in Malaysia. We are not a party to any long-term agreements with our customers.

During the fiscal year ended October 31, 2013, the following four customers accounted for 10% or more of our total net revenues:

Vendor	Business Segment	Amount of Net Revenues	Percentage of Total Net Revenues
Yuen How Wai	Software	$638,340	33%
Pang Her Chai	Software	478,754	24%
Tang Hock Miew	Software	478,754	24%
Total		$–	81%

During the fiscal year ended October 31, 2012, the following three customers accounted for 10% or more of our total net revenues:

Name of Customer	Business Segment	Amount of Net Revenues	Percentage of Total Net Revenues
Mike Ouah	Software	$642,424	21%
William Liew	Software	642,424	21%
Liling SunShine Agricultural Development	Oilseeds	566,858	19%
Beijing Pulin Gaobo New Energy Technology Dept. Co. Ltd.	Oilseeds	508,074	17%
Total		$2,359,780	78%

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

During the fiscal year ended October 31, 2013, the following vendor accounted for 10% or more of our purchases:

Vendor	Business Segment	Amount of Purchase	Percentage of Total Net Revenues
Fortesys Intergration Sdn Bhd.	Software	29,329	19%
Sun Shine Fertiliser Enterprise	Oilseeds	26,702	17%
Lim Joo Soon Enterprise	Oilseeds	21,972	14%
Total		$78,003	50%

During the fiscal year ended October 31, 2012, the following vendor accounted for 10% or more of our purchases:

Vendor	Business Segment	Amount of Purchase	Percentage of Total Net Revenues
Persiaran Abadi Sdn. Bhd.	Oilseeds	80,821	24%
Zibo Research Centre	Oilseeds	62,530	19%
AC Plantations Enterprise	Oilseeds	59,678	18%
Fortesys Intergration Sdn Bhd	Software	35,205	10%
Total		$238,234	71%

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

We believe that our competitive position will depend on our ability to mitigate volatility and uncertainty in our industry. We hope to achieve this by obtaining economies of scale, developing vendor relationships, obtaining and maintaining protection of our intellectual property, recruiting and retaining qualified personnel and securing adequate capital resources. While we expect to compete primarily on the basis of pricing and vendor relationships, we believe that the diversion of vegetable oil for use as biofuels will offer us an opportunity to achieve and sustain an acceptable margin of return for the foreseeable future.

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

Our competitive position will depend on our ability to attract and retain qualified engineers and other personnel, develop effective proprietary products and solutions, the personal relationships of our executive officers and directors, and our ability to secure adequate capital resources. We compete to attract and retain customers of our services. We expect to compete in this area on the basis of price, vendor relationships, usefulness, availability, and ease of use of our services.

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

Intellectual Property

We intend to protect our investment in the research and development of our products and technologies. We intend to seek the widest possible protection for significant product and process developments in our major markets through a combination of trade secrets, trademarks, copyrights and patents, if applicable. We anticipate that the form of protection will vary depending upon the level of protection afforded by the particular jurisdiction. Currently, our revenue is derived principally from our operations in Malaysia where intellectual property protection may be limited and difficult to enforce. In such instances, we may seek protection of our intellectual property through measures taken to increase the confidentiality of our findings.

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

Under the Foreign Currency Administration Rules, if documents certifying the purposes of the conversion of RMB into foreign currency are submitted to the relevant foreign exchange conversion bank, the RMB will be convertible for current account items, including the distribution of dividends, interest and royalties payments, and trade and service-related foreign exchange transactions. Conversion of RMB for capital account items, such as direct investment, loans, securities investment and repatriation of investment, however, is subject to the approval of SAFE or its local counterpart.

Under the Administration Rules for the Settlement, Sale and Payment of Foreign Exchange, foreign-invested enterprises may only buy, sell and/or remit foreign currencies at banks authorized to conduct foreign exchange business after providing valid commercial documents and, in the case of capital account item transactions, obtaining approval from SAFE or its local counterpart.

As an offshore holding company with a PRC subsidiary, we may (i) make additional capital contributions to our PRC subsidiaries, (ii) establish new PRC subsidiaries and make capital contributions to these new PRC subsidiaries, (iii) make loans to our PRC subsidiaries or consolidated affiliated entities, or (iv) acquire offshore entities with business operations in China in offshore transactions. However, most of these uses are subject to PRC regulations and approvals. For example:

•	capital contributions to our PRC subsidiaries, whether existing or newly established ones, must be approved by the Ministry of Commerce or its local counterparts;
•	loans by us to our PRC subsidiaries, each of which is a foreign-invested enterprise, to finance their activities cannot exceed statutory limits and must be registered with SAFE or its local branches; and
•	loans by us to our consolidated affiliated entities, which are domestic PRC entities, must be approved by the National Development and Reform Commission and must also be registered with SAFE or its local branches.

On August 29, 2008, SAFE issued the Circular on the Relevant Operating Issues Concerning the Improvement of the Administration of the Payment and Settlement of Foreign Currency Capital of Foreign-Invested Enterprises, or SAFE Circular 142. Pursuant to SAFE Circular 142, RMB resulting from the settlement of foreign currency capital of a foreign-invested enterprise must be used within the business scope as approved by the applicable government authority and cannot be used for domestic equity investment, unless it is otherwise approved. Documents certifying the purposes of the settlement of foreign currency capital into RMB, including a business contract, must also be submitted for the settlement of the foreign currency. In addition, SAFE strengthened its oversight of the flow and use of RMB capital converted from foreign currency registered capital of a foreign-invested company. The use of such RMB capital may not be altered without SAFE’s approval, and such RMB capital may not be used to repay RMB loans if such loans have not been used. Violations of SAFE Circular 142 could result in severe monetary fines or penalties. We expect that our use of RMB funds have been, and will be, within the approved business scope of our PRC subsidiary. We believe that our PRC subsidiary is permitted to conduct its castor seeds distribution operations and provide consulting services to castor farmers. However, we may not be able to use such RMB funds to make equity investments in the PRC through our PRC subsidiaries. There are no costs associated with applying for registration or approval of loans or capital contributions with or from relevant PRC governmental authorities, other than nominal processing charges. Under PRC laws and regulations, the PRC governmental authorities are required to process such approvals or registrations or deny our application within a prescribed time period, which is usually less than 90 days. The actual time taken, however, may be longer due to administrative delays. We cannot assure you that we will be able to obtain these government registrations or approvals on a timely basis, if at all, with respect to our operations in China. If we fail to receive such registrations or approvals, our ability to use the proceeds from our funds to capitalize our PRC operations may be negatively affected, which could materially and adversely affect our liquidity and ability to fund and expand our business.

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

Dividend Distributions

The principal regulations governing dividend distributions of wholly foreign-owned enterprises include:

•	the Companies Law (2005);
•	the Wholly Foreign-Owned Enterprise Law (2000); and
•	the Wholly Foreign-Owned Enterprise Law Implementing Rules (2001).

Under these regulations, wholly foreign-owned enterprises in the PRC may pay dividends only out of their accumulated profits as determined in accordance with PRC accounting standards and regulations. In addition, these wholly foreign-owned enterprises are required to set aside at least 10% of their respective accumulated profits each year, if any, to fund certain reserve funds, until the aggregate amount of such fund reaches 50% of its registered capital. At the discretion of these wholly foreign-owned enterprises, they may allocate a portion of their after-tax profits based on PRC accounting standards to staff welfare and bonus funds. These reserve funds and staff welfare and bonus funds are not distributable as cash dividends.

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

A fuller discussion of the EIT Law and its application to us is set forth in our risk factors under the section entitled “Risks Related to Our Operations In China”.

As of October 31, 2013, the registered capital of Max Trend WFOE was approximately $158,000, and it had retained earnings of approximately $247,000. Our PRC subsidiary will be able to pay dividends to our offshore entities when it has generated accumulated profits and meet the requirements for statutory reserve funds.

As of October 31, 2013, the amount of cash held by our PRC subsidiary was $132,231, all of which is restricted , and the amount of net assets held by our PRC subsidiary was $426,531, of which approximately $384,000 is free of restriction and $42,531 is restricted.

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

Employees

As of December 20, 2013, we had 19 employees in Malaysia and 2 employees in China, all of which are full-time. Our employees are in the following principal areas:

Operations – 4
Administrative / Finance – 8
Marketing – 2 (China) Management– 4
Plantation operations – 3

Except as indicated above, our employees of the company are located in Malaysia and are primarily focused on our oilseeds and real estate businesses. None of our employees are members of a trade union. We believe that we maintain good relationships with our employees, and have not experienced any strikes or shutdowns and have not been involved in any labor disputes.

We are required to make contributions under a defined contribution pension plan for all of our eligible employees in Malaysia and the PRC. We are required to contribute a specified percentage of the participants’ relevant income based on their ages and wages level. The total contributions made were $59,957, $58,621 and $30,250 for the years ended October 31, 2013, 2012 and 2011, respectively.

Corporation Information

Our principal executive offices are located at 11-2, Jalan 26/70A, Desa Sri Hartamas, 50480 Kuala Lumpur, Malaysia, telephone at +603 6201 3198, facsimile at +603 6201 3226. Our website is located at www. http://www.pgcg.cc. Copies of our annual report on Form 10-K, quarterly reports on Form 10-Q and amendments to those reports filed or furnished pursuant to the Exchange Act are available on our website. You may request copies of such filings free of charge by writing to our corporate offices.

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

Risks Related to Our Business

We are transitioning away from our software business, which accounted for approximately 81.9%, 49.4% and 77% of our revenues in fiscal years 2013, 2012 and 2011 to focus on our oilseeds and real estate business. If we are not successful in making this transition, our revenues, results of operation and financial condition will be materially and adversely affected.

Our software business segment accounted for approximately 81.9%, 49.4% and 77% of our revenues in fiscal years 2013, 2012 and 2011, respectively. We are transitioning away from this business segment to focus on our oilseeds and real estate businesses. To date, we have consummated the acquisition of two commercial buildings, two parcels of vacant land for development, and our primary oilseeds asset, a mature palm oil plantation. We are in the planning stages of developing our vacant land and our first parcel planned for development is under a development freeze issued by the government authority. In addition, our castor related operations in the PRC are currently unable to effectively compete, and if we are unable to adapt by the second calendar quarter of 2014, we may suspend our castor plant operations. If we are unable to develop and sell our real estate, operate our commercial buildings or are not able to effectively compete in the palm oil and cast plant business segments, our revenues, results of operation and financial condition may be materially adversely affected. Furthermore, it may prove difficult for us to re-enter our software business in the event of a failed transition due to the rapidly changing and converging nature of the technologies, products and services that characterize our software business industry.

Because we have a limited operating history and limited experience in operating oilseeds and real estate development businesses, it may be difficult to evaluate an investment in our stock.

We experienced a change of control in December 2010 and began transitioning to our oilseeds and real estate businesses in calendar year 2012. As a result, we consider ourselves an early stage company and believe that our limited operating history may not be indicative of our future operating results. We face a number of risks encountered by early stage companies, including our need to develop infrastructure, increase revenue and obtain long-term sources of financing. To date, our revenues are not substantial enough to implement our business plan of developing residential projects or to acquire additional commercial properties.

Our management team has limited experience in managing and operating palm oil and castor plantations and developing and selling real estate projects. We acquired our palm oil business in August 2011 and began trading castor seeds and providing oilseeds related advisory services in December 2011. We acquired our first parcel of vacant land in July 2012 and our first commercial building in December 2012. We are in the planning stages of development and expect to commence construction in the first quarter of 2014. We only began generating rental income in our second fiscal quarter of 2013. There is no assurance that our business strategy will be successful or that we will be able to effectively execute our plans. If we are unable to sustain profitable operations, investors may lose their entire investment in us.

We may grow our business through acquisitions in the near future, which may result in operating difficulties, dilution, and other harmful consequences.

We expect to achieve our business plan through organic growth but may consider acquisitions and investments. We periodically evaluate an array of potential strategic transactions and may make one or more acquisitions in the near future. These transactions may span unrelated industries and could be material to our financial condition and results of operations. The process of integrating an acquired company, business, or technology may create unforeseen operating difficulties and expenditures. The areas where we face risks include:

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

We conduct our businesses globally and have assets located in several countries and geographic areas. Our oilseeds operations are in Malaysia and China, and we have acquired commercial real estate in Malaysia. We are required to comply with numerous and broad reaching laws and regulations administered by United States federal, state and local, and foreign governmental authorities. We must also comply with other general business regulations such as those directed toward accounting and income taxes, anti-corruption, anti-bribery, global trade, handling of regulated substances, and other commercial activities, conducted by our employees and third party representatives globally. Any failure to comply with applicable laws and regulations could subject us to administrative penalties and injunctive relief, and civil remedies including fines, injunctions, and recalls of our products. In addition, changes to regulations or implementation of additional regulations may require us to modify existing processing facilities and/or processes, which could significantly increase operating costs and negatively impact operating results.

We operate in both developed and emerging markets which are subject to impacts of economic downturns, including decreased demand for our products, reduced availability of credit, or declining credit quality of our suppliers, customers, and other counterparties. We anticipate that emerging market areas could be subject to more volatile economic, political and market conditions. Economic downturns and volatile conditions may have a negative impact on our operating results and ability to execute its business strategies.

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

We may enter into joint ventures and investments over which we may have limited control as to the governance and management. We expect to benefit from these investments, which typically aim to expand or enhance the market for our products or offer other benefits including but not limited to geographic or product line expansion. We may encounter unanticipated operating issues or financial results related to these investments that may impact our revenues and operating results.

Risks Related to Our Real Estate Business

We may not be able to develop our Shah Alam 2 Eco Residential Project.

The Selangor state government has imposed a freeze on development approvals affecting the land on which our Shah Alam 2 Eco Residential project will be situated in connection with a legal dispute with a township developer. We have made an appeal to the state government to approve our development order based upon the fact that we are the rightful landowner and should not be affected by the legal dispute between the state government and the township developer. While we hope to secure such approval by the second quarter of 2014, there can be no assurance that we will be able to timely secure such approval or to secure an approval at all. We cannot begin development until we have secured such approval. If we are unable to develop our project, our business plan and financial condition may be materially and adversely affected.

We may not be able to acquire properties and or develop, sell or lease them successfully.

The success of our real estate business will depend in large part upon our ability to acquire additional properties on satisfactory terms and to develop, sell or lease them successfully. If we are unable to do so, our results of operations could be adversely affected.

The acquisition, ownership and development of real estate is subject to many risks that may adversely affect our results of operations, including risks that:

•	we may not be able to acquire a desired property because of competition from other real estate developers or investors who may have greater capital or better access to cash than us;
•	we may not be able to obtain or renew financing on acceptable terms, or at all;
•	an adverse change in market conditions during the interval between acquisition and sale of a property may result in a lower than originally anticipated profit;
•	we may underestimate the cost of development required to bring an acquired property up to standards established for the market position intended for that property;
•	the costs of developing or holding properties may increase, such as inconsistent supply and high cost of labor, increased costs of building materials (such as cement and steel bars) and general increased costs of doing business;
•	acquired properties may be located in new markets where we may face risks associated with a lack of market knowledge or understanding of the local economy, a lack of business relationships in the area or unfamiliarity with local governmental and permitting procedures; or
•	we may be unable to quickly and efficiently integrate new acquisitions, particularly acquisitions of portfolios of properties, into our existing operations.

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

We expect that, in the future, a significant percentage of our real estate revenues will be derived from retail sales of residential properties developed by us. Home buying customers are particularly dependent upon the availability and cost of mortgage financing to the extent they finance their purchases. A weakness in the mortgage lending industry may adversely affect potential purchasers of our properties thus negatively affecting demand for our properties. As a result, government or bank policies that result in increased interest rates and or stricter lending requirements may adversely affect the sales of our developed properties. These customers are also sensitive to changes in economic conditions and factors such as the level of employment, consumer confidence and consumer income. Adverse changes in these conditions may decrease demand for homes generally, thus adversely affecting the pricing of homes and in turn the price of land sold to developers. Such developments could adversely affect our results of operations and financial condition.

Unfavorable changes in market and economic conditions may negatively impact occupancy or rental rates of our future commercial properties and the value of our land and developments, which may negatively affect our financial condition and results of operations.

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

The market value of our land and our future developments also depend on market conditions. If real estate demand decreases below what we anticipated when we acquired our properties, we may not be able to recover our investment in such property through sales or leasing, and our profitability may be adversely affected. If there is another economic downturn, we may have write-downs to the carrying values of our properties and/or be required to sell properties at a loss.

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

Real estate development is subject to possible interruption or termination due to environmental considerations, including, without limitation, air and water quality and protection of endangered species and their habitats. Because our project will have an eco-friendly focus, we expect to make expenditures with respect to our real estate development for the protection of the environment. Emphasis on environmental matters will result in additional costs in the future. New environmental regulations or changes in existing regulations or their enforcement may be enacted and such new regulations or changes may require significant expenditures by us. The recent trend toward stricter standards in environmental legislation and regulations is likely to continue and may have an additional impact on our operating costs.

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

Risks Related to our Operations in Malaysia

We are susceptible to economic conditions in Malaysia where our principal business, assets, suppliers, merchants and customers are located.

Our business and assets are primarily located in Malaysia. During the fiscal year ended October 31, 2013, 100% of our sales revenue was generated from customers located in Malaysia. Our results of operations, financial state of affairs and future growth are, to a significant degree, subject to Malaysia’s economic, political and legal development and related uncertainties. Our operations and results could be materially affected by a number of factors, including, but not limited to:

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

Our oilseeds and real estate operations are conducted in Malaysia and China and our operating currency is the Malaysian Ringgit and the Renminbi. Since we conduct business in currencies other than U.S. dollars but report our financial results in U.S. dollars, we face exposure to fluctuations in currency exchange rates. For instance, if currency exchange rates were to change unfavorably, the U.S. dollar equivalent of our operating income recorded in foreign currencies would be diminished.

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

In particular, among other uncertainties regarding PRC laws and regulations that could affect us, the following uncertainties may have a significant adverse impact on our business and operations: (1) the uncertainties related to Contract Law of the PRC and relevant regulations may impede our ability to enforce contracts we have entered into with our business partners, customers and suppliers; (2) the uncertainties related to the Civil Procedure Law and relevant regulations may impede our ability to enforce our contracts and result in substantial costs and diversion of our resources and management attention; (3) the uncertainties related to Circular 75, Circular 142 released by the Administration of Foreign Exchange on August 29, 2008 and other foreign exchange regulations might limit our ability to convert foreign currency into Renminbi, acquire any other PRC companies, establish VIEs in the PRC, or make dividend payments from Max Trend WFOE; (4) the uncertainties related to the New M&A Rules may require us to obtain prior approval of the China Securities Regulatory Commission, or CSRC, for the listing and trading of our securities on a senior exchange in the future; and (5) the uncertainties related to the new Enterprise Income Tax Law, or the EIT law, may result in tax consequence to us and our investors as we and/or Max Trend HK may be classified as a “resident enterprise” of the PRC.

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

The regulation of the Official Chop Management of the Government Institute, Enterprise and other Social Entity [Guofa (25) 1999] released by the State Council requires that each company must maintain a corporate chop, which is made by an authorized entity assigned by the local public security bureau. Once the corporate chop is made, it is recorded in the local office of the State of Administration for Industry and Commerce. Under the PRC law, the parties to a contract can choose to use the signature of an authorized legal representative or the corporate chop as a pre-condition to the effectiveness of a contract. In business, when a company affixes its corporate chop to agreements or other documentation, it reflects that the contract is effective and the company is obligated to perform under the agreements. Each company should have a procedure in place to safe keep and maintain its corporate chop to ensure that only authorized persons have access and use it, and to prevent loss or theft.

Max Trend WOFE takes precautions with respect to the safekeeping and authorized use of the corporate chop. Max Trend entrusted SBA Stone Forest Advisory (Shanghai) Co., Ltd. Shenzhen Branch ("SBASF") to maintain and safe keep the corporate chop safely in cabinet. SBASF is SSAE16 certified corporate secretary with strict custody rules. The custodian staff of SBASF releases the corporate chops after receiving approval via email from Mr. Teh, our Chief Financial Officer, and from a team leader/manager. SBASF also manages the approval process through an online system called CRMS, which records every instance of usage. Through the SBASF, we are able to monitor and record all instances under which our corporate chops are released.

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

ITEM 1B. Unresolved Staff Comments.

The staff of the Securities and Exchange Commission (“SEC Staff”) conducted a review of our Annual Report on Form 10-K for the year ended October 31, 2012, and our Quarterly Report on Form 10-Q for the quarter ended April 30, 2013, and issued a letter commenting on certain aspects of our revenue recognition practices with respect to income from our various business segments and the determination of the useful life of our real estate holdings and the requesting additional disclosure regarding our transition from a software company to our oilseeds and real estate businesses, among other matters. We have submitted our responses to the SEC Staff and are awaiting their response. Based on discussions with SEC Staff, we will be required to file an amendment to our Form 10-K for the year ended October 31, 2012, and our Form 10-Q for the quarter ended April 30, 2013, once we receive clearance from the SEC Staff.

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

On May 1, 2013, we leased an additional 1,400 square feet of office space located one floor below our headquarters at 11-1, Jalan 26/70A, Desa Sri Hartamas, 50480 Kuala Lumpur, Malaysia at a monthly rate of MYR 2,500, which is approximately US$817. Our lease expires April 30, 2015. The foregoing description of the lease is qualified in its entirety by reference thereto, which is filed as Exhibit 10.3 to this Annual Report, and is incorporated herein by reference.

We believe that our current facilities are adequate for our current needs. We believe that suitable additional space will be available on commercially reasonable terms as needed to accommodate our operations.

We also own the following properties:

Property	Location	Business Segment
Vacant land (54.1 acres) for development (1)	Selangor, Malaysia	Real Estate
Vacant land (31 acres) for development	Selangor, Malaysia	Real Estate
15 Story Commercial Building	Kuala Lumpur, Malaysia	Real Estate
12 Story Commercial Building	Kuala Lumpur, Malaysia	Real Estate
Palm Oil Plantation (643 acres)	Pahang, Malaysia	Oilseeds
(1)	The land is subject to a 99-year leasehold, expiring July 30, 2100.

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

	Price Range
	High	Low
Fiscal 2013
First quarter	$2.40	$1.75
Second quarter	$2.50	$1.33
Third quarter	$1.23	$0.75
Fourth quarter	$0.75	$0.75
Fiscal 2012
First quarter	$3.00	$1.51
Second quarter	$3.00	$2.70
Third quarter	$3.20	$2.00
Fourth quarter	$2.40	$2.00

Our common stock is quoted on the Over the Counter Bulletin Board under the symbol PGCG. As of December 20, 2013, the closing price of our securities was $0.75.

Performance Graph

The performance graph below shows the five-year cumulative total stockholder return on our common stock during the period from December 24, 2009, the date trading of our securities began, through October 31, 2013. This is compared with the cumulative total return of Genpact Limited* and the NASDAQ Index over the same period. The comparison assumes $100 was invested on December 24, 2009, in our common stock and in each of the foregoing indices and assumes reinvestment of dividends, if any. Dollar amounts in the graph are rounded to the nearest whole dollar. The performance shown in the graph represents past performance and should not be considered an indication of future performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Prime Global Capital Group Incorporated, Genpact Limited and Nasdaq Composite Index

*GENPACT provides business process management and technology services.

	*12/24/2009	10/29/2010	10/31/2011	10/31/2012	10/31/2013
PGCG	100.00	13.33	83.33	80.00	25.00
GENPACT	100.00	107.58	109.27	119.15	134.17
Nasdaq Composite Index	100.00	109.70	117.44	130.26	171.49

*First day of trading was December 24, 2009.

(b)  Approximate Number of Holders of Common Stock

As of December 17, 2013, there were approximately 1939 shareholders of record of our common stock. Such number does not include any shareholders holding shares in nominee or “street name”.

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

(e)  Recent Sales of Unregistered Securities

The information set forth below describes our issuance of securities without registration under the Securities Act of 1933, as amended, during the year ended October 31, 2013, that were not previously disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K: None.

ITEM 6.  Selected Financial Data.

The following selected financial information has been derived from our historical audited consolidated financial statements and should be read in conjunction with the consolidated financial statements and the accompanying notes for the corresponding fiscal years:

	Fiscal Year	Fiscal Year		Fiscal Year		Fiscal Year		Fiscal Year	Fiscal Year
	2013(1)	2012(1)		2011(1)		2010(2)		2010(3)	2009(3)
	(In thousands, except percentages, per share amounts and number of employees)
Net revenues	1,955	$3,046		$3,753		$537		$–	$–
Gross profit		$2,710		$2,926		$168		$–	$–
General and administrative	2,438	$1,528		$749.3		$92.7		$1	$–
(% of net sales)	124.67	50.2		20.0		17.3		–	–
Operating income (loss)	(637)	$1,182		$2,176		$75.3		$(1)	$–
(% of net sales)	35.6	38.8		57.9		14.0			–
Other income (expense)	(1,290)	$811		$24		$(1)		$–	$(6)
(% of net sales)	66	26.6		0.6		.2		NM	NM
Income (loss) before income taxes	(1,927)	$1,993		$2,201		$75.0		$(1)	$(177)
Effective tax rate (%)	-8.5%	26.1		29.8		27.5		–	–
Net income (loss)	(2,091)	$1,473		$1,545		$54.2		$(1)	$(177)
(% of net sales)	106.9	48.4		41.2		10.1		(0.0)	–
Earnings (loss) per diluted share	(0.00)*	$0.00	*	$0.00	*	$0.00	*	$(0.00)	$(0.00)
Weighted average common shares, basic	512,682,393	504,752,402		391,937,428		16,500,000		16,500,000	16,500,000
Working capital (deficit)	(1,888)	$5,039		$5,424		$303		$303	$–
Long-term debt	22,463	$31		$41		$50		$50	$–
Stockholders’ equity	36,221	$38,634		$6,425		$378		$378	$(642)
Total assets	61,743	$41,585		$7,438		$797		$797	$–

* Denotes less than $0.01 per share

(1)	The fiscal year ends 10/31
(2)	Represents seven months ended 10/31.
(3)	The fiscal year ends 3/31. The Company was formed January 26, 2009.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This discussion summarizes the significant factors affecting the operating results, financial condition, liquidity and cash flows of the Company and its subsidiaries for the fiscal years ended October 31, 2013, 2012 and 2011. The discussion and analysis that follow should be read together with the section entitled “Forward Looking Statements” and our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this annual report on Form 10-K.

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

Overview

During fiscal year 2013, we operated in the following four business segments: (i) the provision of IT consulting, programming and website development services; (ii) our oilseeds business; (iii) our real estate business and (iv) the distribution of consumer products. Our software business accounted for approximately 82% of our revenues for fiscal year 2013. We did not generate any revenues from any of our product distribution business segment during fiscal year ended 2013. Summarized financial information regarding each revenue generating segment and the real estate business segment as of fiscal year end October 31, 2013 is as follows:

	Year ended October 31, 2013
	Software Business	Trading Business	Plantation Business	Real Estate Business	Corporate	Total

Revenues, net	$1,601,593	$–	$220,929	$132,760	$–	$1,955,282
Cost of revenues	(29,329)	–	(125,160)	–	–	(154,489)
Gross profit	1,572,264	–	95,769	132,760	–	1,800,793
General and administrative	–	–	(1,376,329)	–	(1,061,309)	(2,437,638)
Other income (expense)	–	–	(978,542)	–	(311,578)	(1,290,120)
Net income (loss)	1,568,309	–	(490,880)	(1,831,446)	(1,336,752)	(2,090,769)
Total assets	11,894	–	8,407,879	53,189,841	$121,797	61,731,411
Expenditure for long-lived assets	$–	$–	$–	$31,066,113	$66,444	$31,132,557

Our m-commerce and consumer distribution products businesses are operated through UHT. Our oilseeds business is operated through Virtual Setup Sdn. Bhd., or VSSB, and Max Trend WFOE. Our real estate business is operated through PGCG Assets.

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

Fluctuating Revenues

In focusing on our real estate and oilseeds business segments, we significantly decreased our investment in our consumer product distribution operations and our software business activities. As a result, we did not generate any revenue from our consumer product business segment during the fiscal years ended October 31, 2013 and 2012 and do not expect this business segment to generate significant revenues in the near future.

We had also expected our software business segment to account for a decreasing share of our net revenue on a going forward basis. However, we find that our software revenue may fluctuate significantly depending upon the availability of immediate sales opportunities thus making it difficult for us to predict future software related revenue. For example, our sales consulting/website development activities did not generate any revenue for each of the three months ended July 31, 2013, and April 30, 2013, but accounted for approximately 96.4% of our net revenue for the three months ended January 31, 2013. Software revenue accounted for approximately 81.9%, 49.4% and 76.9% of our net revenue for the fiscal years ended October 31, 2013, 2012, and 2011 respectively.

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

Challenges From Our Oilseeds Operations

The oilseeds business is a highly regulated industry with prices subject to wide fluctuations due to factors beyond our control such as weather conditions, competition, global demand and government policies. Management has limited experience operating in this industry and may not be able to successfully navigate all industry specific factors in addition to any geopolitical factors in Malaysia, Thailand and the PRC. For example, we were forced to suspend our trial planting arrangement in Thailand as a result of unexpected changes in the local political climate. In addition, we have discovered that our castor business operates at a competitive disadvantage due to China’s tax policies, which favor local enterprises. Together with the soft pricing for castor seeds, our ability to effectively compete in the castor industry has been adversely affected. If we are unable to successfully compete by the end of calendar year 2013, there is a great likelihood that we will discontinue the distribution of castor seeds in China. If we are not able to successfully respond to any of these or other factors, our business operations and financial results may be adversely affected. There can be no assurance that we will be able to successfully operate a multi-national oilseeds business in conjunction with our other business segments given management’s limited experience.

Management is focused on the maintenance and operation of its oil palm plantation in Malaysia. Management believes that the value of its oil palm plantation has increased since its acquisition, and while it has not pursued any discussions or received any formal offers regarding the sale of its plantation, it may consider selling sales offers in the future if a sale would maximize return to its investors.

Challenges From Our Real Estate Operations

Commercial Buildings

We expect demand for commercial property to remain steady and positive for calendar 2014. As a result, we do not anticipate significant challenges in leasing out or 12 story and 15 story commercial buildings.

We generate rental income from our 12 story and 15 story commercial properties and anticipate generating income from the sale of developed properties. As October 31, 2013, 9 of the 12 stories of our 12 story building have been leased to tenants at market rates. Most of these tenants are parties to two-year leases. We expect to generate approximately $185,000 of gross rental income on an annualized basis from our 12 story building based upon full occupancy of our 12 story building at prevailing market rates.

On December 18, 2013, we leased the entirety of our 15 story commercial building to a tenant that intends to convert the building and operate it as a business hotel. As part of the lease transaction, we assigned to such tenant all of our rights and benefits as a landlord under a separate Rental Agreement previously made between us and a retailer located on the first floor of such building. The initial term of the lease is twenty (20) years, expiring November 30, 2033, with a one-time option to renew for an additional ten (10) year period. The monthly rental rate is RM550,000 (approximately US$175,543) for the first three years. Thereafter, the rental rate shall be increased to the then prevailing market rate or in increments of 5%-10% every three-year period, whichever is higher. We expect to generate approximately $2,284,000 in rental income from this tenant.

Residential Property Development

The Selangor state government has imposed a freeze on development approvals affecting the land on which our Shah Alam 2 Eco Residential Development project will be situated in connection with a legal dispute with a township developer. We have made an appeal to the state government to approve our development order based upon the fact that we are the rightful landowner and should not be affected by the legal dispute between the state government and the township developer. If the development order can be successfully secured in the first quarter of 2014, we hope to submit building plans in the first calendar quarter of 2014 and commence construction in the third calendar quarter of 2014.  We hope to complete construction by the end of calendar 2019.  We intend to commence sales activities in the third calendar quarter of 2014. There is no assurance that we will be able to successfully secure a development order by the first quarter of 2014 or at all. If we are unable to secure such an order, we will be unable to develop our Shah Alam 2 Eco Residential Project, which would materially and adversely affect our business plan, results of operations and financial condition.

We believe that we will require approximately $3.5 million to obtain the necessary permits and $3.6 million to commence the first of six phases of construction. We believe that we will require approximately $15 million in the aggregate to market, promote and complete construction of our Shah Alam 2 Eco Residential Development Project. We hope to finance the $15 million through a combination of loans, funds from ongoing building sales and operating capital.

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

We believe that the outlook for residential properties will remain positive for the remainder of 2014 based upon Malaysia’s stable employment outlook, growth in household income, formation of new households, and increased demand for affordable residential property from first time home buyers. In addition to our specific challenge arising for the development order freeze imposed by the Selangor government, developers such as us are facing challenges of inconsistent supply and high cost of labor, increased costs of building materials (such as cement and steel bars) and general increased costs of doing business. Our market is also sensitive to changes in lending rates and lending requirements as many homebuyers rely on financing to make purchases. As a result, government or bank policies that result in increased interest rates and or stricter lending requirements may adversely affect the sales of our developed properties.

Approval to Initiate Uplisting Process

On December 12, 2011, our board of directors approved, authorized and directed our officers to initiate the process for listing shares of the Company’s common stock on one or more U.S. national securities exchanges including the NYSE Amex Equities Exchange. We have elected to delay uplisting efforts until the end of calendar year 2014 or 2015 to focus on implementing our business plan.

Results of Operations

As of October 31, 2013, we suffered from significant operating loss and working capital deficit of $1,887,783. Our auditors noted that the continuation of the Company as a going concern through October 31, 2014 is dependent upon improving the profitability and the continuing financial support from its stockholders. Management believes the existing shareholders will provide the additional cash to meet the Company’s obligations as they become due.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

The following table sets forth certain operational data for the periods indicated:

	Fiscal Years Ended
	October 31, 2013	October 31, 2012	October 31, 2011

Total net revenues	$1,955,282	3,046,342	$3,753,063
Software sales	1,601,593	1,505,606	2,887,361
Product sales	–	–	756,133
Plantation sales	220,929	1,540,736	109,569
Real estate	132,760	–	–
Total cost of revenue	(154,489)	(336,789)	(827,333)
Software sales	(29,329)	(35,205)	(147,342)
Product sales	–	–	(596,065)
Plantation sales	(125,160)	(301,584)	(83,926)
Real estate	–
Gross profit	1,800,793	2,709,553	2,925,730
Software sales	1,572,264	1,470,401	2,740,019
Product sales	–	–	160,068
Plantation sales	95,769	1,239,152	25,643
Real estate	132,760	–	–
General and administrative expenses (including $8,992 to a related party in fiscal 2011)	(1,990,168)	(1,527,918)	(749,292)
Other income, net (expense)	(1,290,120)	811,252	24,359
Income tax expense	(163,804)	(520,171)	(655,860)
Net income (loss)	(2,090,769)	1,472,716	1,544,937

Comparison of the fiscal years ended October 31, 2013 and October 31, 2012

Net Revenue. We generated net revenue of $1,955,282 and $3,046,342 for the fiscal years ended October 31, 2013 and 2012, respectively.

Software sales accounted for approximately 81.9% as compared to 49.4% of our net revenue for the fiscal years ended October 31, 2013 and 2012, respectively, with sales to related parties accounting for $0, or approximately 0%, and $1,820, or approximately 0.12%, of our software sales in fiscal years 2013 and 2012, respectively. We expect our software revenue to continue to fluctuate depending upon the availability of immediate sales opportunities.

Our oilseeds business accounted for approximately 11.3% of our net revenue for fiscal year ended October 31, 2013, compared to 50.6% for fiscal year ended October 31, 2012. The decrease in our oilseeds revenue is attributable to two factors. First, oilseeds revenue generated during the fiscal year October 31, 2012, was primarily derived from consulting services provided to castor farmers. We did not provide such consulting services during the fiscal year ended October 31, 2013, as a result of the competitive challenges we experienced in operating our castor business. Second, while we have increased the output of our oil palm plantation, we were not able to achieve the associated revenue increases due to the recent downturn in oil palm pricing. We have not yet resumed our distribution of castor seeds and are monitoring the market developments to determine whether to continue castor operations in China.

We did not derive any revenue from product sales in fiscal years ended October 31, 2013 and 2012. On a going forward basis, we expect to make product sales only as such opportunities may arise. Accordingly, we do not expect product sales to account for a significant portion of our net revenues.

Cost of Revenue. Cost of revenue as a percentage of revenue was 7.9% for the fiscal year ended October 31, 2013, with software sales and plantation sales accounting for approximately 19% and 81%, respectively. Cost of revenue as a percentage of revenue was 11% for the fiscal year ended October 31, 2012 with software sales and plantation sales accounting for approximately 10.45% and 89.55%, respectively. The decrease is primarily attributable to the decreased revenues generated by our oilseeds business segment. Cost of revenue in 2013 consisted primarily of software purchase costs, costs of labor that are directly attributable to the sale of software and costs related to the palm oil business such as rental of plantation land, material supplies and subcontracting costs incurred for planting, fertilizing and harvesting the palm oil tree. Shipping and handling costs associated with the distribution of fresh fruit bunches to the customers are also included in cost of revenues.

We expect our cost of revenue attributable to our oilseeds and real estate businesses to continue to increase and those attributable to our other segments to decrease as we shift our focus to our oilseeds and real estate businesses.

Gross Profit. We achieved a gross profit of $1,800,793 for the fiscal year ended October 31, 2013, as compared to $2,709,553 for the fiscal year ended October 31, 2012, with software sales, real estate rental income and plantation sales accounting for approximately 87.3%, 7.4% and 5.3%, respectively. The decrease in gross profit is attributable to two factors. First, oilseeds revenue generated during the fiscal year October 31, 2012, was primarily derived from consulting services provided to castor farmers. We did not provide such consulting services during the fiscal year ended October 31, 2013, as a result of the competitive challenges we experienced in operating our castor business. Second, while we have increased the output of our oil palm plantation, we were not able to achieve the associated revenue increases due to the recent downturn in oil palm pricing. We have not yet resumed our distribution of castor seeds and are monitoring the market developments to determine whether to continue castor operations in China.

We expect gross profit derived from our real estate business to gradually increase as we our commercial properties increase their occupancy rates and as we commence sales activities with respect to our developed properties. We expect gross profits attributable to our software business to fluctuate according to the availability of immediate sales opportunities. We do not expect our trading business segment to contribute significantly to our gross profit.

General and Administrative Expenses (“G&A”). We incurred G&A expenses of $1,990,168 for the fiscal year ended October 31, 2013, representing an increase of $462,250, as compared to $1,527,918 for the fiscal year ended October 31, 2012. The increase in G&A is primarily attributable to operating and maintenance costs incurred in connection with the 15 story commercial building and land under development, as well as a potential tax penalty of $50,000. We expect G&A expenses attributable to real estate to continue to increase as we begin development of our real estate with G&A attributable to software sales fluctuating in the near future.

We did not make any significant investments in our consumer goods business and did not generate sales in fiscal years ended October 31, 2013 and 2012. We expect to continue relying on the personal relationships of our executive officers and directors in generating sales on a going forward basis and do not expect our consumer goods business to incur significant G&A expenses.

As a general matter, we expect our G&A to increase in the foreseeable future as we continue reporting as a large accelerated filer and acquire real estate or other businesses and assets. G&A as a percentage of net revenue was approximately 101.78% for the fiscal year ended October 31, 2013.

Other Income, net. We incurred net other expenses of $1,290,120 for the fiscal year ended October 31, 2013, as compared to net other income of $811,252 for the fiscal year ended October 31, 2012. The increase is attributable primarily to a significant increase in interest expense associated with our mortgages of $980,778 and a realized loss from the sale of available-for-sale securities of $355,996 in fiscal year ended October 31, 2013, as compared to interest expense of $1,937 and realized gain from the sale of available-for-sale securities of $639,853 in fiscal year ended October 31, 2012.

Income Tax Expense. We recorded income tax expenses of $163,804 for the fiscal year ended October 31, 2013, as compared to $520,171 for the fiscal year ended October 31, 2012. The decrease is primarily attributable to the decrease in revenues. Tax expense as a percentage of income before income tax was approximately 26.1% for the fiscal year ended October 31, 2012. We recognized a loss before income taxes for the fiscal year ended October 31, 2013.

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

As a general matter, we expect our G&A to increase in the foreseeable future as we continue reporting as a large accelerated filer and acquire real estate or other businesses and assets. G&A as a percentage of net revenue was approximately 50.16% for the fiscal year ended October 31, 2012.

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

Liquidity and Capital Resources

As of October 31, 2013, we had cash and cash equivalents of $659,647 and a net loss of $2,090,769. We consummated the purchase of a commercial building in July 31, 2013, financing the acquisition through a combination of cash and a bank loan.

As of October 31, 2012, we had cash and cash equivalents of $1,336,849, marketable available-for-sale securities of $6,473,773, net income of $1,472,716 and payment obligations of $27.6 million related to the purchase of two commercial buildings in Malaysia. We consummated the purchase of one of the commercial buildings in December 2012, financing the acquisition through a combination of cash and a bank loan.

Our ratio of current assets to current liabilities was 1:2.61 as of October 31, 2013 compared to 2.73:1 as of October 31, 2012.

As of October 31, 2011, we had cash and cash equivalents of $2,592,687 and net income of $1,544,937. Our ratio of current assets to current liabilities was 6.58:1 as of October 31, 2011.

We expect to incur significantly greater expenses in the near future, including the contractual obligations that we have assumed discussed below, to begin development activities. We also expect our general and administrative expenses to increase as we expand our finance and administrative staff, add infrastructure, and incur additional costs related to being a large accelerated filer, including directors’ and officers’ insurance and increased professional fees.

Our PRC Subsidiary

Max Trend WFOE, as a wholly foreign-owned enterprise in the PRC, is subject to PRC laws governing dividend distributions and foreign exchange control and administration which are more fully described in the section entitled “Government Regulation.” Max Trend WFOE may pay dividends only out of its accumulated profits as determined in accordance with PRC accounting standards and regulations. In addition, it is required to set aside at least 10% of its accumulated after-tax profits each year, if any, to fund certain statutory reserve funds, until the aggregate amount of such a fund reaches 50% of its respective registered capital. At its discretion, it may allocate a portion of its after-tax profits based on PRC accounting standards to staff welfare and bonus funds. These reserve funds and staff welfare and bonus funds are not distributable as cash dividends.

As of October 31, 2013, the registered capital of Max Trend WFOE was approximately US$158,000, and it had retained earnings of approximately US$247,000. Our PRC subsidiary will be able to pay dividends to our offshore entities when it has generated accumulated profits and meet the requirements for statutory reserve funds.

As of October 31, 2013, the amount of cash held by our PRC subsidiary was $132,231, all of which is restricted , and the amount of net assets held by our PRC subsidiary was $426,531, of which approximately $384,000 is free of restriction and $42,531 is restricted.

As of October 31, 2012, the registered capital of Max Trend WFOE was approximately US$158,000 and the retained earnings was approximately US$761,000. As of October 31, 2012, the amount of cash held by our PRC subsidiary was $991,312, of which $831,000 is free of restriction and $160,312 is restricted . As of October 31, 2012, the amount of net assets held by our PRC subsidiary was $924,028, of which approximately $831,000 is free of restriction and $93,028 is restricted.

To date, we have not yet transferred any cash out of the PRC. We currently have no intention to pay dividends and expect to reinvest earnings in other business opportunities in China. We are seeking business opportunities in China but have not yet identified any such opportunities in China. If we elect to move our cash outside of the PRC, we will be subject to withholding taxes of approximately 5%.

The amount of cash and net assets located outside of PRC as of October 31, 2012 was $345,537 and $37,709,889, respectively

We have never paid dividends on our Common Stock. Our present policy is to apply cash to investments in product development, acquisitions or expansion; consequently, we do not expect to pay dividends on Common Stock in the foreseeable future.

Going Concern Uncertainties

Our auditor has noted that the continuation of the Company as a going concern will be dependent upon improving our profitability and the continuing financial support from our stockholders. Our sources of capital in the past have included the sale of equity securities, which include common and preferred stock sold in private transactions and public offerings, capital leases and long-term debt. In fiscal year 2012, we raised $30.4 million from sales of our securities to existing shareholders including $20,890,272 from Weng Kung Wong, our Chief Executive Officer. While we believe that the existing shareholders will continue to provide the additional cash to meet the Company’s obligations as they become due, there can be no assurance that we will be able to raise such additional capital resources on satisfactory terms. We believe that our current cash and other sources of liquidity discussed below are adequate to support operations for at least the next 12 months.

	Fiscal Years Ended
	10/31/2013	10/31/2012	10/31/2011
Net cash provided by (used in) operating activities	(345,243)	875,756	2,256,822
Net cash used in investing activities	(21,893,841)	(33,710,175)	(4,964,998)
Net cash provided by financing activities	21,535,798	31,942,366	4,785,361

Net Cash Provided By Operating Activities.

For the fiscal year ended October 31, 2013, net cash used in operating activities was $345,243, which consisted primarily of advances from third parties of $622,381, depreciation of $545,388, impairment los on advances to suppliers of $441,953, realized loss from the sale of available-for-sale-securities of $355,996 and an increase in accrued liabilities and other payable of $512,869, offset by a net loss of $2,090,769 and an increase in advances to suppliers of $803,142.

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

Net Cash Used in Investing Activities.

For the fiscal year ended October 31, 2013, net cash used in investing activities was $21,893,841, which is primarily attributable to payments made in connection with the purchase of our commercial buildings and plantation of $28,124,383, offset by proceeds from the sale of marketable securities of $6,230,542.

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

Net Cash Provided By Financing Activities.

For the fiscal year ended October 31, 2013, net cash provided by financing activities was $21,535,798, consisting primarily of proceeds from bank loans of $16,226,585 and advances from a director of $5,667,510, offset by repayments of $6,225 on a finance lease and repayments of $352,072 on bank loans.

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

Contractual Obligations and Commercial Commitments

We had the following contractual obligations and commercial commitments as of October 31, 2013:

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Amount due to related parties	7,587,282	305,289	7,281,993
Operating lease obligations
Office premises	24,579	19,029	5,550	–	–
Commercial commitments
Bank loan repayment	15,773,973	628,708	1,389,030	1,590,427	12,165,808
Finance lease obligation	46,612	11,013	22,024	13,575	–
Total obligations	23,432,446	964,039	8,698,597	1,604,002	12,165,808

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

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and determined based on managements’ assessment of known requirements, aging of receivables, payment history, the customer’s current credit worthiness and the economic environment. The Company will consider the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers.

Based upon the aforementioned criteria, the Company wrote off $5,517 accounts receivable on uncollectible rental receivable for the year ended October 31, 2013.

●	Advances to suppliers

The Company generally makes advanced payments to suppliers for the purchase of its castor oil seeding in the normal course of business. Advances to suppliers are recorded when payment is made by the Company and relieved against inventory when goods are received. The advance payments to suppliers may include provisions that set the purchase price and delivery date of raw materials. Advances to suppliers are interest free and unsecured.

To date, all castor oil seeding relating to these advances have not delivered and the Company has considered for any estimated losses resulting from such non-delivery. The Company will take further actions and exhaust all means of collection of such advances, including seeking legal resolution in a court of law. The Company recognized $441,953 impairment loss on such advances for the year ended October 31, 2013. At October 31, 2013 and 2012, the allowance for doubtful accounts totaled $441,953 and $0, respectively.

●	Properties, plant and equipment

Properties and plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational:

Categories	Location of properties	Expected useful life
Freehold plantation land	Palm oil plantation in Malaysia	Indefinite, as per land titles
Leasehold land under development	Leasehold land in Puncak Alam, Malaysia	Remaining lease life of 88 years, as per land titles
Freehold land under development	Freehold land in Sungai Long, Cheras, Selangor, Malaysia	Indefinite, as per land titles
Freehold land and land improvement for rental purpose commercial building	Land portion of 15 story buildings “Menara CMY” in Kuala Lumpar, Malaysia	Indefinite, as per property titles
Building structure and improvements	Building structure of commercial buildings in Kuala Lumpar, Malaysia, including: 12 story building “Megan Avenue” and 15 story building “Menara CMY”	33 years
Office furniture and equipment		3-10 years
Motor vehicle		5 years

Expenditure for maintenance and repairs is expensed as incurred. The gain or loss on the disposal of property, plant and equipment is the difference between the net sales proceeds and the carrying amount of the relevant assets and is recognized in the statement of operations.

Long-lived assets primarily include freehold plantation land, leasehold land held for development, freehold land and land improvement for rental purpose and building structure and improvements. In accordance with the provision of ASC Topic 360, “Impairment or Disposal of Long-Lived Assets”, the Company generally conducts its annual impairment evaluation to its long-lived assets, usually in the fourth quarter of each year, or more frequently if indicators of impairment exist, such as a significant sustained change in the business climate. The recoverability of long-lived assets is measured at the reporting unit level. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There has been no impairment charge for the years presented.

The Company has separately identified the portion of freehold land and building structure, in which freehold land is not subject to amortization and buildings are to be amortized over 50 years on a straight-line method, based on applicable local laws and practice.

●	Revenue recognition

The Company recognizes its revenue in accordance with ASC 985-20 with respect to revenue generated in connection with software sales and ASC Topic 605, “Revenue Recognition”, upon the delivery of its plantation products when: (1) title and risk of loss are transferred; (2) persuasive evidence of an arrangement exists; (3) there are no continuing obligations to the customer; and (4) the collection of related accounts receivable is probable. The Company’s sale arrangements do not contain general rights of return.

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

Revenue from castor products includes sale of seeding and rendering of technical know-how under a bundled sales arrangement. The Company adopts ASC 605-25, “Multiple-Element Arrangements” and recognizes revenue as services are performed when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the service offering has been delivered to the client; (3) the collection of fees is probable; and (4) the amount of fees to be paid by the client is fixed or determinable.

A bundled sale arrangement involves multiple deliverables provided by the Company, where bundled service deliverables are accounted for in accordance with ASC 605-25.

The Company’s multi-element arrangements generally include two deliverables. The first deliverable is castor oilseeds delivered at the time of sale. The second deliverable is rendering of technical know-how service to plant the castor oilseeds when the principal terms of the service agreement are fulfilled and the certificate of satisfaction is confirmed by the customers.

The Company uses a hierarchy to determine the allocation of revenues to the deliverables. The hierarchy is as follows: (i) vendor-specific objective evidence of fair value (“VSOE”), (ii) third-party evidence of selling price (“TPE”), and (iii) best estimate of the selling price (“BESP”).

(i)	VSOE generally exists only when a company sells the deliverable separately and is the price actually charged by the Company for that deliverable. Generally the Company does not sell the deliverables separately and, as such, does not have VSOE.

(ii)	TPE can be substantiated by determining the price that other parties sell similar or substantially similar offerings. The Company does not believe that there is accessible TPE evidence for similar deliverables.

(iii)	BESP reflects the Company’s best estimates of what the selling prices of elements would be if they were sold regularly on a stand-alone basis. The Company believes that BESP is the most appropriate methodology for determining the allocation of revenue among the multiple elements.

The Company has allocated revenues between these two deliverables using the relative selling price method which is based on the estimated selling price for all deliverables. Revenues allocated to the delivered castor oilseeds and are recognized at the time of sale provided the other conditions for recognition of revenues have been met. Revenues allocated to the rendering of technical know-how service are deferred and recognized on a straight-line basis over the estimated life of the service, which currently is 6-12 months.

(d) Rental income

The Company generally leases the units under operating leases with terms of two years or less. However, the Company expects to sign a ten year lease covering the majority of its 15 story building in the next twelve months. For the year ended October 31, 2013, we have recorded $132,760 in lease revenue, based upon its annual rental over the life of the lease under operating lease, using the straight-line method in accordance with ASC Topic 970-605, “Real Estate – General – Revenue Recognition” (“ASC Topic 970-605”).

As of October 31, 2013, the commercial buildings for lease are as follows:

Name of Commercial building	Number of units (by floor)	Footage area (square feet)	Vacancy percentage
Megan Avenue	12	19,987	33%
Menara CMY	15	91,848	93%

We expect to record $320,336 in annual lease revenue under the operating lease arrangements in the next twelve months, through October 31, 2014.

The Company leases store location and office spaces to the tenants under operating lease arrangements. The Company receives rental income from the real estates it owns for a stated period of times. Rental income is recognized over the life of the operating lease agreement as it is earned in the period under ASC Topic 970-605. The typical leases contain initial terms of two years with renewal options and do not contain escalating rent amounts. Rent concessions are recognized as an offset to revenues collected over the term of the underlying lease.

The Company also records operating costs directly attributable to the leasing properties, such as real estate taxes, depreciation of the leased properties and property management fees, which are charged to expense when incurred.

For leases classified as operating, the Company’s lessee records rent expense on a straight-line basis over the lesser of the lease term, including renewal options, taking into consideration of rent holidays or any rent concessions.

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

Income taxes are determined in accordance with the provisions of ASC Topic 740, “Income Taxes” (“ASC Topic 740”). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

The Company conducts major businesses in Malaysia and the PRC and is subject to tax in its own jurisdiction. As a result of its business activities, the Company will file separate tax returns that are subject to examination by the local and foreign tax authorities.

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

The reporting currency of the Company is the United States Dollars (“US$”) and the accompanying financial statements have been expressed in US$. In addition, the Company maintains its books and record in a local currency, Malaysian Ringgit (“MYR”), Hong Kong Dollars (“HK$”) and Renminbi Yuan (“RMB”), which is functional currency as being the primary currency of the economic environment in which the entity operates.

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

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates for the respective years:

	As of and for the year ended October 31,
	2013	2012	2011
Year-end RMB : US$1 exchange rate	6.1310	6.2950	6.3755
Yearly average RMB : US$1 exchange rate	6.2256	6.3282	6.5223
Year-end HK$ : US$1 exchange rate	7.7534	7.7503	7.7618
Yearly average HK$ : US$1 exchange rate	7.7565	7.7575	7.7825
Year-end MYR : US$1 exchange rate	3.1531	3.0572	3.0688
Yearly average MYR : US$1 exchange rate	3.1331	3.1132	3.0582

●	Related parties

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

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. The Company operates in four reportable operating segments in Malaysia and China.

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

The Company also follows the guidance of the ASC Topic 820-10, “Fair Value Measurements and Disclosures” ("ASC 820-10"), with respect to financial assets and liabilities that are measured at fair value. ASC 820-10 establishes a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value as follows:

☐☐	Level 1 : Observable inputs such as quoted prices in active markets;

☐☐	Level 2 : Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

☐☐	Level 3 : Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions

The following table summarizes information on the fair value measurement of the Company’s assets as of October 31, 2013 and 2012 grouped by the categories described above:

	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
10.31.2013
Securities available-for-sale	$–	$–	$–

10.31.2012
Securities available-for-sale	$6,473,773	$–	$–

Marketable securities available-for-sale were valued at the closing prices quoted on the Bursa Malaysia Securities Berhad Main Market which the security is traded.

●	Reclassifications

Certain comparative figures have been reclassified to conform to the current period financial statement presentation

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

ITEM 8.   Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Prime Global Capital Group Incorporated:

We have audited Prime Global Capital Group Incorporated’s internal control over financial reporting as of October 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Prime Global Capital Group Incorporated’s management is responsible for maintaining effective internal control over financial reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Prime Global Capital Group Incorporation maintained, in all material respects, effective internal control over financial reporting as of October 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet and the related statement of income, stockholder equity and comprehensive income, and cash flows of Prime Global Capital Group Incorporated, and our report dated December 23, 2013 expressed an unqualified opinion.

/s/ B F Borgers CPA PC

B F Borgers CPA PC
Denver, CO
December 23, 2013

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

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet and the related statement of income, stockholder equity and comprehensive income, and cash flows of Prime Global Capital Group Incorporated, and our report dated December 31, 2012 expressed an unqualified opinion.

/s/ Borgers & Cutler CPA’s PLLC

Borgers & Cutler CPA’s PLLC
Denver, CO
December 31, 2012

PRIME GLOBAL CAPITAL GROUP INCORPORATED

CONSOLIDATED BALANCE SHEETS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of October 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$659,647	$1,336,849
Marketable securities, available-for-sale	–	6,473,773
Accounts receivable	42,180	63,157
Advances to suppliers, net	448,769	–
Deposits and other receivables	20,770	85,360

Total current assets	1,171,366	7,959,139

Property, plant and equipment, net	60,571,938	30,557,652
Non-current assets:
Deposits on commercial buildings purchase	–	3,068,167
TOTAL ASSETS	$61,743,304	$41,584,958

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,915	$5,431
Amount due to a director	305,289	1,988,516
Advances from third parties	777,013	–
Income tax payable	907,953	834,925
Current portion of long-term bank loan	628,707	–
Current portion of obligation under finance lease	11,013	8,413
Accrued liabilities and other payables	424,259	82,435

Total current liabilities	3,059,149	2,919,720

Long-term liabilities:
Long-term bank loan	15,145,266	–
Amount due to a director	7,281,993	–
Obligation under finance lease	35,599	31,321

Total liabilities	25,522,007	2,951,041

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 100,000,000 shares authorized; no shares issued and outstanding	–	–
Common stock, $0.001 par value; 1,000,000,000 shares authorized; 512,682,393 shares issued and outstanding, as of October 31, 2013 and 2012	512,683	512,683
Additional paid-in capital	35,088,677	35,088,677
Accumulated other comprehensive loss	(343,534)	(21,683)
Retained earnings	963,471	3,054,240

Total stockholders’ equity	36,221,297	38,633,917

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$61,743,304	$41,584,958

See accompanying notes to consolidated financial statements.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Years ended October 31,
	2013	2012	2011
Revenues, net:
Software sales	$1,601,593	$1,505,606	$2,887,361
Product sales	–	–	756,133
Plantation sales	220,929	1,540,736	109,569
Rental income	132,760	–	–
Total revenues, net	1,955,282	3,046,342	3,753,063

Cost of revenue:
Cost of revenues, related party	–	–	(104,147)
Cost of revenues, non related party	(154,489)	(336,789)	(723,186)
Total cost of revenue	(154,489)	(336,789)	(827,333)

Gross profit	1,800,793	2,709,553	2,925,730

Operating expenses:
Account receivables write-off	5,517	–	–
Impairment loss on advances to suppliers	441,953	–	–
General and administrative	(1,990,168)	(1,527,918)	(749,292)

(Loss) income from operations	(636,845)	1,181,635	2,176,438

Other income (expense):
Dividend income	25,698	177,400	37,660
Realized (loss) gain from sale of available-for-sale securities	(355,996)	639,853	(11,329)
Interest income	848	16,840	–
Interest expense	(980,778)	(1,937)	(1,972)
Net loss on acquisition	–	(53,595)	–
Other income	20,108	32,691	–

(Loss) income before income taxes	(1,926,965)	1,992,887	2,200,797

Income tax expense	(163,804)	(520,171)	(655,860)

NET (LOSS) INCOME	(2,090,769)	$1,472,716	$1,544,937

Other comprehensive income (loss):
- Unrealized holding gain (loss) on available-for-sale securities	–	91,080	(339,034)
Less: reclassification adjustment for losses included in net income	247,954	–	–
- Foreign exchange adjustment (loss) gain	(569,805)	254,246	(28,882)

COMPREHENSIVE (LOSS) INCOME	$(2,412,620)	$1,818,042	$1,177,021

Net (loss) income per share – Basic and diluted	$(0.00)	$0.00	$0.00

Weighted average common stock outstanding – Basic and diluted	512,682,393	504,752,402	391,937,428

See accompanying notes to consolidated financial statements.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Currency expressed in United States Dollars (“US$”))

	Years ended October 31,
	2013	2012	2011
Cash flows from operating activities:
Net (loss) income	$(2,090,769)	$1,472,716	$1,544,937
Adjustments to reconcile net (loss) income to net (used in) cash provided by operating activities:
Depreciation	545,388	56,541	38,036
(Gain) on disposal of plant and equipment	(3,122)	(1,437)	–
Net loss on acquisition	–	53,595	–
Shares issued to officers for service	–	–	70,000
Stock dividend income	–	–	(37,660)
Realized loss (gain) from sale of available-for-sale securities	355,996	(639,853)	11,329
Account receivables write-off	5,517	–	–
Impairment loss on advances to suppliers	441,953	–	–
Deferred tax benefit	–	–	(458)
Changes in operating assets and liabilities:
Accounts receivable	14,223	(35,191)	79,507
Advances to suppliers	(803,142)
Deposits and other receivables	(43,206)	9,498	(54,180)
Accounts payable	(353)	(3,900)	(108,318)
Advances from third parties	622,381	–	–
Income tax payable	97,022	154,923	656,057
Accrued liabilities and other payables	512,869	(191,136)	57,572
Net cash (used in) provided by operating activities	(345,243)	875,756	2,256,822

Cash flows from investing activities:
Purchase of marketable securities	–	(11,556,834)	(4,007,496)
Proceeds from sale of marketable securities	6,230,542	9,720,786	–
Purchase of property, plant and equipment	(69,662)	(29,045,186)	(158,806)
Payment on commercial buildings and plantation purchase	(28,054,721)	(3,012,967)	(798,696)
Acquisition of a subsidiary, net of cash acquired	–	175,032	–
Proceeds from disposal of plant and equipment	–	8,994	–
Net cash used in investing activities	(21,893,841)	(33,710,175)	(4,964,998)

Cash flows from financing activities:
Advances from (repayment to) a director	5,667,510	1,597,746	(6,069)
Advance to a related party	–	(38,217)	–
Proceeds from bank loans	16,226,585	–	–
Repayments on bank loans	(352,072)	–	–
Payments on finance lease	(6,225)	(8,263)	(8,570)
Proceeds from sale of common stock	–	30,391,100	4,800,000
Net cash provided by financing activities	21,535,798	31,942,366	4,785,361

Foreign currency translation adjustment	26,084	(363,785)	(11,687)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(677,202)	(1,255,838)	2,065,498

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1,336,849	2,592,687	527,189

CASH AND CASH EQUIVALENTS, END OF YEAR	$659,647	$1,336,849	$2,592,687

Cash paid for income tax	$66,048	$361,233	$–
Cash paid for interest	$869,983	$1,937	$1,972

See accompanying notes to consolidated financial statements.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Common stock		Additional paid-in	Accumulated other comprehensive	Retained	Total stockholders’ equity
	No. of share	Amount	capital	income (loss)	earnings	(deficit)
Balance as of November 1, 2010	20,000,003	$20,000	$320,260	$907	$36,587	$377,754

Sale of common stock to 18 investors in November 2010	80,000,000	80,000	720,000	–	–	800,000
Sale of common stock to 19 investors in February 2011	400,000,000	400,000	3,600,000	–	–	4,000,000
Shares issued to executive officers for services	110,610	111	69,889	–	–	70,000
Unrealized holding loss on available-for-sale securities	–	–	–	(339,034)	–	(339,034)
Net income for the year	–	–	–	–	1,544,937	1,544,937
Foreign currency translation adjustment	–	–	–	(28,882)	–	(28,882)

Balance as of October 31, 2011	500,110,613	500,111	4,710,149	(367,009)	1,581,524	6,424,775

Sale of common stocks to investors	12,571,780	12,572	30,378,528	–	–	30,391,100
Unrealized holding gain on available-for-sale securities	–	–	–	91,080	–	91,080
Net income for the year	–	–	–	–	1,472,716	1,472,716
Foreign currency translation adjustment	–	–	–	254,246	–	254,246

Balance as of October 31, 2012	512,682,393	$512,683	$35,088,677	$(21,683)	$3,054,240	$38,633,917

Amounts of unrealized loss on available-for-sale securities reclassified from accumulated other comprehensive income	–	–	–	247,954	–	247,954
Net loss for the year	–	–	–	–	(2,090,769)	(2,090,769)
Foreign currency translation adjustment	–	–	–	(569,805)	–	(569,805)

Balance as of October 31, 2013	512,682,393	$512,683	35,088,677	(343,534)	963,471	36,221,297

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

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

Summary of the Company’s subsidiaries

	Name of entities	Place of incorporation	Date of incorporation	Issued capital	Nature of business

1.	Union Hub Technology Sdn. Bhd. (“UHT”)	Malaysia	February 22, 2008	1,000,000 issued shares of ordinary shares of MYR 1 each	Provision of IT consulting and programming services and distributing consumer products

2.	Power Green Investments Limited (“PGIL”)	British Virgin Islands	July 13, 2011	1 issued share of US$ 1 each	Inactive operation

3.	PGCG Properties Investment Limited (“PPIL”)	British Virgin Islands	September 1, 2011	1 issued share of US$ 1 each	Inactive operation

4.	Virtual Setup Sdn. Bhd. (“VSSB”)	Malaysia	July 17, 2010	2 issued shares of ordinary shares of MYR 1 each	Operation of Oil Palm plantation

5.	PGCG Assets Holdings Sdn. Bhd. (“PGCG Assets”)	Malaysia	March 21, 2012	1,000,000 issued shares of ordinary shares of MYR 1 each	Investment in land & buildings

6.	PGCG Development Sdn. Bhd. (“PGCG Development”)	Malaysia	March 21, 2012	2 issued shares of ordinary shares of MYR 1 each	Inactive operation

7.	PGCG Plantations Sdn. Bhd. (“PGCG Plantation”)	Malaysia	October 4, 2011	2 issued shares of ordinary shares of MYR 1 each	Holding company of VSSB

8.	Max Trend International Limited (“Max Trend”)	Hong Kong	August 19, 2010	2 issued shares of ordinary shares of HK$ 1 each	Holding company of Max Trend WFOE

9.	Shenzhen Max Trend Green Energy Company Limited (Max Trend WOFE) (“SMTG”)	The People’s republic of china (“PRC”), Shenzhen	July 7, 2011	RMB 1,000,000	Castor cultivation, advisory services, and trading

10.	Dunford Corporation Sdn. Bhd	Malaysia	October 4, 1990	242,000 issued shares of ordinary shares of MYR 1 each	Property holding land

11.	Impiana Maksima Sdn. Bhd.	Malaysia	March 15, 2013	2 issued shares of ordinary shares of MYR 1 each	Property development

12.	PGCG Constructions Sdn. Bhd.	Malaysia	April 16, 2013	2 issued shares of ordinary shares of MYR 1 each	Construction of properties

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

PGCG and its subsidiaries are hereinafter referred to as (the “Company”).

2.	GOING CONCERN UNCERTAINTIES

The accompanying consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

As of October 31, 2013, the Company suffered from significant operating loss and working capital deficit of $1,887,783. The continuation of the Company as a going concern through October 31, 2014 is dependent upon improving the profitability and the continuing financial support from its stockholders. Management believes the existing shareholders will provide the additional cash to meet the Company’s obligations as they become due.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

●	Basis of presentation

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

	As of October 31,
	2013	2012
Bank balances held by financial institutions located in:
Malaysia	$515,023	$324,703
Hong Kong	10,433	14,452
The PRC	132,231	991,312
	657,687	1,330,467
Cash on hand in Malaysia	1,960	6,382
	$659,647	$1,336,849

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

As of October 31, 2013, the amount of cash held by our PRC subsidiary in China was $132,231, of which $0 is free of restriction and $132,231 is restricted.

As of October 31, 2012, the amount of cash held by our PRC subsidiary in China was $991,312, of which $831,000 is free of restriction and $160,312 is restricted.

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

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and determined based on managements’ assessment of known requirements, aging of receivables, payment history, the customer’s current credit worthiness and the economic environment. The Company will consider the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers.

Based upon the aforementioned criteria, the Company wrote off $5,517 accounts receivable on uncollectible rental receivable for the year ended October 31, 2013.

●	Advances to suppliers

The Company generally makes advanced payments to suppliers for the purchase of its castor oil seeding in the normal course of business. Advances to suppliers are recorded when payment is made by the Company and relieved against inventory when goods are received. The advance payments to suppliers may include provisions that set the purchase price and delivery date of raw materials. Advances to suppliers are interest free and unsecured.

To date, all castor oil seeding relating to these advances have not delivered and the Company has considered for any estimated losses resulting from such non-delivery. The Company will take further actions and exhaust all means of collection of such advances, including seeking legal resolution in a court of law. The Company recognized $441,953 impairment loss on such advances for the year ended October 31, 2013. At October 31, 2013 and 2012, the allowance for doubtful accounts totaled $441,953 and $0, respectively.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

●	Properties, plant and equipment

Properties and plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational:

Categories	Location of properties	Expected useful life
Freehold plantation land	Palm oil plantation in Malaysia	Indefinite, as per land titles
Leasehold land under development	Leasehold land in Puncak Alam, Malaysia	Remaining lease life of 88 years, as per land titles
Freehold land under development	Freehold land in Sungai Long, Cheras, Selangor, Malaysia	Indefinite, as per land titles
Freehold land and land improvement for rental purpose commercial building	Land portion of 15 story buildings “Menara CMY” in Kuala Lumpar, Malaysia	Indefinite, as per property titles
Building structure and improvements	Building structure of commercial buildings in Kuala Lumpar, Malaysia, including: 12 story building “Megan Avenue” and 15 story building “Menara CMY”	33 years
Office furniture and equipment		3-10 years
Motor vehicle		5 years

Expenditure for maintenance and repairs is expensed as incurred. The gain or loss on the disposal of property, plant and equipment is the difference between the net sales proceeds and the carrying amount of the relevant assets and is recognized in the statement of operations.

Long-lived assets primarily include freehold plantation land, leasehold land held for development, freehold land and land improvement for rental purpose and building structure and improvements. In accordance with the provision of ASC Topic 360, “Impairment or Disposal of Long-Lived Assets”, the Company generally conducts its annual impairment evaluation to its long-lived assets, usually in the fourth quarter of each year, or more frequently if indicators of impairment exist, such as a significant sustained change in the business climate. The recoverability of long-lived assets is measured at the reporting unit level. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There has been no impairment charge for the years presented.

The Company has separately identified the portion of freehold land and building structure, in which freehold land is not subject to amortization and buildings are to be amortized over 50 years on a straight-line method, based on applicable local laws and practice.

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

The Company recognizes its revenue in accordance with ASC 985-20 with respect to revenue generated in connection with software sales and ASC Topic 605, “Revenue Recognition”, upon the delivery of its plantation products when: (1) title and risk of loss are transferred; (2) persuasive evidence of an arrangement exists; (3) there are no continuing obligations to the customer; and (4) the collection of related accounts receivable is probable. The Company’s sale arrangements do not contain general rights of return.

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

Revenue from castor products includes sale of seeding and rendering of technical know-how under a bundled sales arrangement. The Company adopts ASC 605-25, “Multiple-Element Arrangements” and recognizes revenue as services are performed when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the service offering has been delivered to the client; (3) the collection of fees is probable; and (4) the amount of fees to be paid by the client is fixed or determinable.

A bundled sale arrangement involves multiple deliverables provided by the Company, where bundled service deliverables are accounted for in accordance with ASC 605-25.

The Company’s multi-element arrangements generally include two deliverables. The first deliverable is castor oilseeds delivered at the time of sale. The second deliverable is rendering of technical know-how service to plant the castor oilseeds when the principal terms of the service agreement are fulfilled and the certificate of satisfaction is confirmed by the customers.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

The Company uses a hierarchy to determine the allocation of revenues to the deliverables. The hierarchy is as follows: (i) vendor-specific objective evidence of fair value (“VSOE”), (ii) third-party evidence of selling price (“TPE”), and (iii) best estimate of the selling price (“BESP”).

(i)	VSOE generally exists only when a company sells the deliverable separately and is the price actually charged by the Company for that deliverable. Generally the Company does not sell the deliverables separately and, as such, does not have VSOE.

(ii)	TPE can be substantiated by determining the price that other parties sell similar or substantially similar offerings. The Company does not believe that there is accessible TPE evidence for similar deliverables.

(iii)	BESP reflects the Company’s best estimates of what the selling prices of elements would be if they were sold regularly on a stand-alone basis. The Company believes that BESP is the most appropriate methodology for determining the allocation of revenue among the multiple elements.

The Company has allocated revenues between these two deliverables using the relative selling price method which is based on the estimated selling price for all deliverables. Revenues allocated to the delivered castor oilseeds and are recognized at the time of sale provided the other conditions for recognition of revenues have been met. Revenues allocated to the rendering of technical know-how service are deferred and recognized on a straight-line basis over the estimated life of the service, which currently is 6-12 months.

(d) Rental income

The Company generally leases the units under operating leases with terms of two years or less. However, the Company expects to sign a ten year lease covering the majority of its 15 story building in the next twelve months. For the year ended October 31, 2013, we have recorded $132,760 in lease revenue, based upon its annual rental over the life of the lease under operating lease, using the straight-line method in accordance with ASC Topic 970-605, “Real Estate – General – Revenue Recognition” (“ASC Topic 970-605”).

As of October 31, 2013, the commercial buildings for lease are as follows:

Name of Commercial building	Number of units (by floor)	Footage area (square feet)	Vacancy percentage
Megan Avenue	12	19,987	33%
Menara CMY	15	91,848	93%

We expect to record $320,336 in annual lease revenue under the operating lease arrangements in the next twelve months, through October 31, 2014.

The Company leases store location and office spaces to the tenants under operating lease arrangements. The Company receives rental income from the real estates it owns for a stated period of times. Rental income is recognized over the life of the operating lease agreement as it is earned in the period under ASC Topic 970-605. The typical leases contain initial terms of two years with renewal options and do not contain escalating rent amounts. Rent concessions are recognized as an offset to revenues collected over the term of the underlying lease.

The Company also records operating costs directly attributable to the leasing properties, such as real estate taxes, depreciation of the leased properties and property management fees, which are charged to expense when incurred.

For leases classified as operating, the Company’s lessee records rent expense on a straight-line basis over the lesser of the lease term, including renewal options, taking into consideration of rent holidays or any rent concessions.

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

Income taxes are determined in accordance with the provisions of ASC Topic 740, “Income Taxes” (“ASC Topic 740”). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

The Company conducts major businesses in Malaysia and the PRC and is subject to tax in its own jurisdiction. As a result of its business activities, the Company will file separate tax returns that are subject to examination by the local and foreign tax authorities.

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

The reporting currency of the Company is the United States Dollars (“US$”) and the accompanying financial statements have been expressed in US$. In addition, the Company maintains its books and record in a local currency, Malaysian Ringgit (“MYR”), Hong Kong Dollars (“HK$”) and Renminbi Yuan (“RMB”), which is functional currency as being the primary currency of the economic environment in which the entity operates.

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

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates for the respective years:

	As of and for the year ended October 31,
	2013	2012	2011
Year-end RMB : US$1 exchange rate	6.1310	6.2950	6.3755
Yearly average RMB : US$1 exchange rate	6.2256	6.3282	6.5223
Year-end HK$ : US$1 exchange rate	7.7534	7.7503	7.7618
Yearly average HK$ : US$1 exchange rate	7.7565	7.7575	7.7825
Year-end MYR : US$1 exchange rate	3.1531	3.0572	3.0688
Yearly average MYR : US$1 exchange rate	3.1331	3.1132	3.0582

●	Stock based compensation

The Company accounts for employee stock-based compensation in accordance with ASC Topic 718, "Compensation - Stock Compensation" which requires to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services.

For the year ended October 31, 2011, the stock based compensation included in the general and administrative expenses was $70,000. No such transaction was incurred for the years ended October 31, 2013 and 2012.

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

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. The Company operates in four reportable operating segments in Malaysia and China.

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

Level 2 : Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3 : Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions

The following table summarizes information on the fair value measurement of the Company’s assets as of October 31, 2013 and 2012 grouped by the categories described above:

	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
10.31.2013 Securities available-for-sale	$–	$–	$–

10.31.2012 Securities available-for-sale	$6,473,773	$–	$–

Marketable securities available-for-sale were valued at the closing prices quoted on the Bursa Malaysia Securities Berhad Main Market which the security is traded.

●	Reclassifications

Certain comparative figures have been reclassified to conform to the current period financial statement presentation.

●	Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

4.	BUSINESS COMBINATION

On April 20, 2012, the Company, through PGIL acquired all of the issued and outstanding securities of Max Trend International Limited, a Hong Kong limited liability company, or Max Trend, for aggregate cash consideration of US $10,000 in accordance with the terms of a Stock Transfer Agreement, or the Stock Transfer Agreement. In connection with the acquisition, the Company assumed a cash balance of approximately US$174,982 and all of Max Trend’s liabilities in the approximate amount of US $218,628, which are loans made by Max Trend’s director and stockholder, Mr. Wooi Khang Pua to organize and finance the company.

Max Trend’s wholly owned subsidiary, Shenzhen Max Trend Green Energy Company Limited, or SMTG, is a wholly foreign-owned enterprise under the laws of the People’s Republic of China. Max Trend and SMTG have not commenced operations and have not generated any revenues since inception. Except for the nominal cash balance, Max Trend holds no real assets on a consolidated basis.

Max Trend is owned in equal parts by its directors, Kok Wai Chai and Wooi Khang Pua, who also serve as directors of Max Trend. Mr. Pua also serves as the legal representative of SMTG. Messrs. Chai and Pua are directors of our wholly owned subsidiary Union Hub Technology Sdn. Bhd., or UHT, and each holds approximately 4.85% of our issued and outstanding common stock. Mr. Chai is also a shareholder of our variable interest entity Virtual Setup Sdn. Bhd., or VSSB.

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

The following table summarizes the fair value of the assets acquired and liabilities assumed at the date of acquisition. The allocation of the purchase price consideration is presented as below:

Acquired assets:
Cash and cash equivalents	$174,982

Total assets acquired	174,982

Less: liabilities assumed
Amount due to a related party	218,628

Total liabilities assumed	218,628

Net liabilities assumed	(43,646)
Less: purchase price	(10,000)

Net loss on acquisition	$(53,646)

The Company has recognized a net loss of $53,646 on the acquisition of Max Trend for the year ended October 31, 2012.

5.	MARKETABLE SECURITIES, AVAILABLE-FOR-SALE

	As of October 31,
	2013	2012
Investment in equity securities
At original cost	$–	$6,382,693
Add: unrealized holding gain on available-for-sales securities	–	91,080
Total	$–	$6,473,773

The fair value of marketable securities is determined based on quoted market prices at the balance sheet dates.

During the year ended October 31, 2013, the Company’s marketable securities traded in Bursa Malaysia Securities Berhad Main Market were fully sold and a realized loss of $355,996 was recorded.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

6.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consisted of the following:

	As of October 31,
	2013	2012

Freehold plantation land	$7,845,805	$7,845,805
Leasehold land under development	4,276,764	4,263,971
Freehold land under development	18,091,173	18,091,173
Freehold land and land improvement for rental purpose commercial building	15,191,123	–
Building structure and improvements	15,857,410	–
Office furniture, fixture and equipment	86,033	30,760
Motor vehicles	293,313	277,355
Foreign translation difference	(429,365)	150,058
	61,212,256	30,659,122
Less: accumulated depreciation	(646,302)	(100,914)
Less: foreign translation difference	5,984	(556)
Property, plant and equipment, net	$60,571,938	$30,557,652

Depreciation expense for the years ended October 31, 2013, 2012 and 2011 amounted to $545,388, $56,541 and $38,036, respectively.

As of October 31, 2013 and 2012, the Company has two motor vehicles and one motor vehicle, respectively, under finance lease included property, plant and equipment with its carrying value of $58,960 and $72,857, respectively.

Both commercial buildings in Kuala Lumpar, Malaysia are pledged against the bank loans (note 8).

To date, the Company is in the process of preparing the development layout plan for submission to and approval by local authorities. Thereafter, the Company will begin the process of preparing the building plan for submission and approval. The Company anticipates the submission and approval process to conclude on or about the end of the second fiscal quarter of 2014.

Policy for Capitalizing Development Cost

The cost of buildings and improvements includes the purchase price of property, legal fees and other acquisition costs. Costs directly related to planning, developing, initial leasing and constructing a property are capitalized and classified as Real Estate in the consolidated balance sheets. Capitalized development costs include interest, and other direct project costs incurred during the period of development. As of October 31, 2013, there was no such capitalized interest.

A variety of costs are incurred in the acquisition, development and leasing of properties. After determination is made to capitalize a cost, it is allocated to the specific component of a project that is benefited. Determination of when a development project is substantially complete and capitalization must cease involves a degree of judgment. The Company adopts the capitalization policy on development properties, which is guided by ASC Topic 835-20 “Interest – Capitalization of Interest” and ASC Topic 970 “Real Estate - General”. The costs of land and buildings under development include specifically identifiable costs. The capitalized costs include pre-construction costs essential to the development of the property, development costs, construction costs, interest costs, salaries and related costs and other costs incurred during the period of development. The Company considers a construction project as substantially completed and held available for occupancy upon the receipt of certificates of occupancy, but no later than one year from cessation of major construction activity. The Company ceases capitalization on the portion (1) substantially completed and (2) occupied or held available for occupancy, and we capitalize only those costs associated with the portion under construction.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

The Company capitalizes leasing costs which include commissions paid to outside brokers, legal costs incurred to negotiate and document a lease agreement and any internal costs that may be applicable. The Company allocates these costs to individual tenant leases and amortizes them over the related lease term.

7.	AMOUNT DUE TO RELATED PARTIES

	As of October 31,
	2013	2012
Current portion:
Amounts due to related parties, which were unsecured, interest-free and repayable on demand,
Mr. Pua Woi Khang, a subsidiary’s director	$295,289	$292,372
Mr. Weng Kung Wong, the Company’s director	–	1,696,144
	$295,289	$1,988,516
Non-current portion:
Amount due to a related party, where was unsecured, interest-free and not expected to be repaid in the next twelve months
Mr. Weng Kung Wong, the Company’s director	$7,281,993	$–

8.	ADVANCES FROM THIRD PARTIES

During the year ended October 31, 2013, the Company received an earnest money deposit of $777,013 in connection with a potential tenant about the hotel project of its 15 story commercial building.  The deposit was unsecured and interest free.  Earnest money deposit is recorded when payment is received by the Company.  The earnest money deposit is refundable to a potential tenant upon the termination of lease negotiation.

9.	ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consist of the following:

	As of October 31,
	2013	2012

Accrued operating expenses	$198,568	$79,387
Accrued interest expense	110,094	–
Rental deposits paid by tenants	45,041	–
Potential tax penalty liability	50,000	–
Other payable	20,556	–
Deferred revenue	–	3,048
	$424,259	$82,435

10.	BANK LOANS

	As of October 31,
	2013	2012
Bank loans from financial institutions in Malaysia,
Hong Leong Bank Berhad	$12,670,809	$–
RHB Bank Berhad	3,103,164	–
	15,773,973	–
Less: current portion	(628,707)	–

Bank loans, net of current portion	$15,145,266	$–

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

As of October 31, 2013, the minimum future payments of the aggregate bank borrowings in the next five years and thereafter are as follows:

Year ending July 31:
2014	$628,708
2015	671,363
2016	717,667
2017	767,931
2018	822,496
Thereafter	12,165,808

Total:	$15,773,973

For the year ended October 31, 2013, the lending rate is 6.6% per annum.

11.	OBLIGATION UNDER FINANCE LEASE

The Company purchased motor vehicle under a finance lease agreement with the effective interest rate of 6.58% per annum, due through July 21, 2017, with principal and interest payable monthly. The obligation under the finance lease is as follows:

	As of October 31,
	2013	2012

Finance lease	$48,000	$41,671
Less: interest expense	(1,388)	(1,937)

Net present value of finance lease	$46,612	$39,734

Current portion	$11,013	$8,413
Non-current portion	35,599	31,321

Total	$46,612	$39,734

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

As of October 31, 2013, the maturities of the finance lease for each of the five years are as follows:

Years ending October 31:
2013	$11,013
2014	11,012
2015	11,012
2016	11,012
2017	2,563

Total	$46,612

12.	STOCKHOLDERS’ EQUITY

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

On October 18, 2012, the Company consummated the sale to two accredited shareholders of the Company of an aggregate of 2,340,000 shares of our common stock, par value $0.001, at a price of $2.40, or $5,616,000 in the aggregate. The Company has received the net proceeds from the sale of the shares and will use to fund the real estate acquisitions and for general corporate purposes. Mr. Weng Kung Wong, the director and chief executive officer of the Company, participated in the sale and purchase 1,860,000 of 2,340,000 shares of common stock sold on the same terms and conditions as the other investors.

As of October 31, 2013 and 2012, the number of shares of the Company’s common stock issued and outstanding was 512,682,393 and 512,682,393 shares. There are no shares of preferred stock issued and outstanding.

13.	NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed using the weighted average number of common stock outstanding during the year. Diluted net income (loss) per share is computed using the weighted average number of common stock outstanding and common stock equivalents during the year.

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Years ended October 31,
	2013		2012		2011
Basic and diluted net (loss) income per share calculation
Numerator:
- Net (loss) income in computing basic and diluted net income per share	$(2,090,769)		$1,472,716		$1,544,937

Denominator:
Weighted average shares outstanding – Basic and diluted	512,682,393		504,752,402		391,937,428
Net (loss) income per share – Basic and diluted	$0.00	*	$0.00	*	$0.00	*

* Denotes less than $0.01 per share

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

14.	INCOME TAXES

The local (United States) and foreign components of (loss) income before income taxes were comprised of the following:

	Years ended October 31,
	2013	2012	2011
Tax jurisdictions from:
– Local	$(359,574)	$10,317	$(406,792)
– Foreign, representing:
BVI	–	(56,703)	(6,660)
Malaysia	(1,052,217)	971,717	2,614,249
Hong Kong	(890)	(2,235)	–
The PRC	(514,284)	1,069,791	–

Income (loss) before income taxes	$(1,926,965)	$1,992,887	$2,200,797

Provision for income taxes consisted of the following:

	Years ended October 31,
	2013	2012	2011
Current:
– Local	$–	$–	$–
– Foreign, representing:
BVI	–	–	–
Malaysia	163,804	252,704	655,860
Hong Kong	–	–	–
The PRC	–	267,467	–

Deferred:
– Local	–	–	–
– Foreign	–	–	–

Income tax expense	$163,804	$520,171	$655,860

The effective tax rate in the years presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. During the years presented, the Company has a number of subsidiaries that operates in different countries and is subject to tax in the jurisdictions in which it subsidiaries operate, as follows:

United States of America

PGCG is registered in the State of Nevada and is subject to United States of America tax law. As of October 31, 2013, the operations in the United States of America incurred $24,133 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2031, if unutilized. The Company has provided for a full valuation allowance of $8,446 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

The Company has adopted ASC 740-10 “Accounting for Income Taxes” and recorded a liability for an uncertain income tax position, tax penalties and any imputed interest thereon. The amount, recorded as an obligation, is $50,000 at October 31, 2013.

British Virgin Islands

Under the current BVI law, the Company’s subsidiaries are not subject to tax on income. No provision for income tax is required due to operating loss incurred.

Hong Kong

Max Trend is subject to Hong Kong Profits Tax, which is charged at the statutory income rate of 16.5% on its assessable income. No provision for income tax is required due to operating loss incurred. The Company has provided for a full valuation allowance against the deferred tax assets of $865 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The PRC

SMTG is subject to the Corporate Income Tax governed by the Income Tax Law of the People’s Republic of China with a unified statutory income tax rate of 25%. A reconciliation of income before income taxes to the effective tax rate as follows:

	Years ended October 31,
	2013	2012	2011

(Loss) income before income taxes	$(514,284)	$1,069,791	$–
Statutory income tax rate	25%	25%	–
Income tax at statutory tax rate	(128,571)	267,448	–

Tax effect of non-deductible expenses	110,488	19	–
Net operating loss	18,083	–	–

Income tax expense	$–	$267,467	$–

Malaysia

All of the Company’s subsidiaries operating in Malaysia subject to the Malaysia Corporate Tax Laws at a progressive income tax rate starting from 20% on the assessable income for its tax year. A reconciliation of (loss) income before income taxes to the effective tax rate as follows:

	Years ended October 31,
	2013	2012	2011

(Loss) income before income taxes	$(1,762,321)	$971,717	$2,614,249
Statutory income tax rate	20%	20%	20%
Income tax at statutory tax rate	(352,464)	194,343	522,850

Tax effect of non-deductible expenses	227,200	109,029	14,609
Tax effect of non-taxable income	–	(144,551)	(955)
Tax effect of tax allowances	(4,151)	(3,000)	(13,106)
Tax effect of different tax rate	48,507	42,738	128,093
Tax adjustment	(121,283)	6,894	4,369
Net operating loss	365,261	47,251	–

Income tax expense	$163,070	$252,704	$655,860

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of October 31, 2013 and 2012:

	As of October 31,
	2013	2012
Deferred tax assets:
Capital loss	$44,199	$44,199
Net operating loss carryforwards
- United States of America	8,446	148,632
- Hong Kong	865	718
Total deferred tax assets	53,510	193,549
Less: valuation allowance	(53,510)	(193,549)

Deferred tax assets	$–	$–

15.	PENSION PLAN

The Company is required to make contribution to their employees under a government-mandated defined contribution pension scheme for its eligible full-times employees in Malaysia and the PRC. The Company is required to contribute a specified percentage of the participants’ relevant income based on their ages and wages level. The total contributions made by the Company were $59,957, $58,621 and $30,250 for the years ended October 31, 2013, 2012 and 2011, respectively.

16.	RELATED PARTY TRANSACTIONS

Significant transactions with related parties during the years presented were summarized as follows:

	Years ended October 31,
	2013	2012	2011
Sales of software products
- Related party A	$–	$386	$490,094
- Related party B	–	478	195,998
- Related party C	–	478	97,574
- Related party D	–	478	97,901

Sales of luxury consumer products
- Related party E	–	–	756,133

Purchase of software products
- Related party F	–	–	104,147

Rent expense
- Related party H	14,363	9,636	8,992

Consultancy service expense
- Related party I	$–	$–	$120,987

Related parties A, B, C, and D are under common control of various shareholders with less than 5% equity interest of the Company individually.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

The former directors of related party E are the shareholders of the Company with less than 5% equity interest individually.

Related parties F, G and H are under common control of Mr. Weng Kung Wong, the director and chief executive officer of the Company.

All of these related party transactions are generally transacted in an arm-length basis at the current market value in the normal course of business.

17.	SEGMENT INFORMATION

(a)	Business segment reporting

The Company operates four reportable business segments, as defined by ASC Topic 280:

●	Software business – sale of software products and website development
●	Trading business – trading of luxury consumer products
●	Plantation business – sale of palm oil products and oilseed
●	Real estate business – acquisition and development of commercial and residential real estate properties in Malaysia

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 3). The Company had no inter-segment sales for the years presented. Summarized financial information concerning the Company’s reportable segments is shown as below:

	Year ended October 31, 2013
	Software Business	Trading Business	Plantation Business	Real Estate Business	Corporate	Total

Revenues, net	$1,601,593	$–	$220,929	$132,760	$–	$1,955,282
Cost of revenues	(29,329)	–	(125,160)	–	–	(154,489)

Gross profit	1,572,264	–	95,769	132,760	–	1,800,793
Depreciation	3,955	–	20,048	482,656	38,729	545,388
Net income (loss)	1,568,309	–	(490,880)	(1,831,446)	(1,336,752)	(2,090,769)
Total assets	11,894	–	8,407,879	53,189,841	121,797	61,731,411
Expenditure for long-lived assets	$–	$–	$–	$31,066,113	$66,444	$31,132,557

	Year ended October 31, 2012
	Software Business	Trading Business	Plantation Business	Real Estate Business	Corporate	Total

Revenues, net	$1,505,606	$–	$1,540,736	$–	$–	$3,046,342
Cost of revenues	(35,205)	–	(301,584)	–	–	(336,789)

Gross profit	1,470,401	–	1,239,152	–	–	2,709,553
Depreciation	3,792	–	15,645	–	37,104	56,541
Net income (loss)	1,413,613	–	595,857	–	(536,754)	1,472,716
Total assets	18,645	–	9,426,760	25,423,311	6,716,242	41,584,958
Expenditure for long-lived assets	$–	$–	$7,061,225	$24,965,918	$31,010	$32,058,153

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Year ended October 31, 2011
	Software Business	Trading Business	Plantation Business	Corporate	Total

Revenues, net	$2,887,361	$756,133	$109,569	$–	$3,753,063
Cost of revenues	(147,342)	(596,065)	(83,926)	–	(827,333)

Gross profit	2,740,019	160,068	25,643	–	2,925,730
Depreciation	1,081	–	2,946	34,009	38,036
Net income (loss)	1,544,970	404,591	8,828	(413,452)	1,544,937
Total assets	–	–	1,326,370	6,111,533	7,437,903
Expenditure for long-lived assets	$–	$–	$82,887	$75,919	$158,806

All long-lived assets are located in Malaysia.

(b)	Geographic segment reporting

In respect of geographical segment reporting, sales are based on the countries in which the customer is located, as follows:

	Years ended October 31,
	2013	2012	2011
Revenues, net
Malaysia	$1,945,507	$1,780,868	$3,753,063
The PRC	9,775	1,265,474	–

Total revenues, net	$1,955,282	$3,046,342	$3,753,063

As of October 31, 2013, the amount of net assets held by our PRC subsidiary was $426,531, of which approximately $384,000 is free of restriction and $42,531 is restricted.

As of October 31, 2012, the amount of net assets held by our PRC subsidiary was $924,028, of which approximately $831,000 is free of restriction and $93,028 is restricted.

18.	CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a) Major customers

For the years ended October 31, 2013, 2012 and 2011, the customer who accounted for 10% or more of the Company’s revenues is presented as follows:

		Year ended October 31, 2013		October 31, 2013
	Business segment	Revenues	Percentage of revenues	Trade accounts receivable

Customer G	Software	$638,340	33%	$–
Customer E	Software	478,754	24%	–
Customer F	Software	478,754	24%	–
Total:		$1,595,848	81%	$–

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

		Year ended October 31, 2012		October 31, 2012
	Business segment	Revenues	Percentage of revenues	Trade accounts receivable

Customer A	Software	$642,424	21%	$–
Customer B	Software	642,424	21%	–
Customer C	Plantation	566,858	19%	–
Customer D	Plantation	508,074	17%	15,886

Total:		$2,359,780	78%	$15,886

		Year ended October 31, 2011		October 31, 2011
	Business segment	Revenues	Percentage of revenues	Trade accounts receivable

Customer E	Software	$2,005,140	53%	$–
Customer F (Note 14, Party E)	Trading	756,133	20%	–
Customer G (Note 14, Party A)	Software	490,094	13%	–
Total:		$3,251,367	86%	$–

(b) Major vendors

For the years ended October 31, 2013, 2012 and 2011, the vendor who accounted for 10% or more of the Company’s purchases is presented as follows:

	Year ended October 31, 2013		October 31, 2013
	Purchase	Percentage of purchase	Trade accounts payable

Vendor D	$29,329	19%	$–
Vendor E	26,702	17%	4,343
Vendor F	21,972	14%	–
Total:	$78,003	50%	$4,343

	Year ended October 31, 2012		October 31, 2012
	Purchase	Percentage of purchase	Trade accounts payable

Vendor A	$80,821	24%	$–
Vendor B	62,530	19%	–
Vendor C	59,678	18%	5,431
Vendor D	35,205	10%	–
Total:	$238,234	71%	$5,431

	Year ended October 31, 2011		October 31, 2011
	Purchase	Percentage of purchase	Trade accounts payable

Vendor D	$445,646	54%	$–
Vendor E	150,419	18%	–
Vendor F, related party	104,146	13%	–
Total:	$700,211	85%	$–

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

The Company’s interest-rate risk arises from bank loans and finance leases. The Company manages interest rate risk by varying the issuance and maturity dates variable rate debt, limiting the amount of variable rate debt, and continually monitoring the effects of market changes in interest rates. As of October 31, 2013 and 2012, bank loans and finance leases were at fixed rates.

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

19.	COMMITMENTS AND CONTINGENCIES

(a) Operating lease commitment

The Company leases certain office premises, staff quarter and palm oil land under operating leases that expire at various dates through 2014. The leases, which cover periods from one to two years, generally provide for renewal options at specified rental amounts.

Aggregate rent expenses for the years ended October 31, 2013, 2012 and 2011 were $70,740, $92,506 and $61,975.

As of October 31, 2013, the Company has future minimum rental payments due under various operating leases in the next two years, as follows:

Years ending October 31:
2014	$19,029
2015	5,550

Total	$24,579

(b) Capital commitment

As of October 31, 2013, the Company does not anticipate any significant future contingent payment in the next twelve months.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

20.	QUARTERLY FINANCIAL DATA (unaudited)

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

Year ended October 31, 2013	Three Months Ended				2013
	January 31	April 30	July 31	October 31	Total

Revenue, net	$1,699,670	$67,670	$77,357	$110,585	$1,955,282
Gross profit	1,673,874	26,922	31,176	68,821	1,800,793
Income from operations	1,190,280	(231,288)	(367,446)	(1,228,391)	(636,845)
Net (loss) income	575,356	(305,646)	(976,346)	(1,384,133)	(2,090,769)
Net (loss) income per share – basic and diluted	$0.00	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Year ended October 31, 2012	Three Months Ended				2012
	January 31	April 30	July 31	October 31	Total

Revenue, net	$248,396	$614,728	$553,535	$1,629,683	$3,046,342
Gross profit	184,032	485,691	503,851	1,535,979	2,709,553
Income from operations	(120,540)	173,274	(72,805)	1,201,706	1,181,635
Net (loss) income	(66,196)	347,515	205,577	985,820	1,472,716
Net (loss) income per share – basic and diluted	$(0.00)	$0.00	$0.00	$0.00	$0.00

Year ended October 31, 2011	Three Months Ended				2011
	January 31	April 30	July 31	October 31	Total

Revenue	$744,005	$496,456	$300,569	$2,212,033	$3,753,063
Gross profit	157,756	378,591	285,805	2,103,578	2,925,730
Income from operations	47,429	232,380	5,125	1,891,504	2,176,438
Net income (loss)	23,006	167,325	(51,930)	1,406,536	1,544,937
Net income (loss) per share – basic and diluted	$0.00	$0.00	$(0.00)	$0.00	$0.00

21.	SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after October 31, 2013 up through the date was the Company issued the audited consolidated financial statements. During the period, the Company did not have any material recognizable subsequent events except as set forth below.

On December 18, 2013, we leased the entirety of our 15 story commercial building to a tenant that intends to convert the building and operate it as a business hotel. As part of the lease transaction, we assigned to such tenant all of our rights and benefits as a landlord under a separate Rental Agreement previously made between us and a retailer located on the first floor of such building. The initial term of the lease is twenty (20) years, expiring November 30, 2033, with a one-time option to renew for an additional ten (10) year period. The monthly rental rate is RM550,000 (approximately US$175,543) for the first three years. Thereafter, the rental rate shall be increased to the then prevailing market rate or in increments of 5%-10% every three-year period, whichever is higher. We expect to generate approximately $2,284,000 in rental income from this tenant.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of October 31, 2013.

Borgers & Cutler CPAs PLLC, an independent registered public accounting firm, has audited the consolidated financial statements included in this Form 10-K and, as part of the audit, has issued a report, included herein, on the effectiveness of our internal control over financial reporting as of October 31, 2013.

Changes in Internal Control over Financial Reporting

During the fourth quarter of fiscal 2013, there were no changes in the internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. Other Information.

None.

PART III

ITEM 10.  Directors, Executive Officers and Corporate Governance.

Set forth below are the present directors, director nominees and executive officers of the Company. There are no other persons who have been nominated or chosen to become directors nor are there any other persons who have been chosen to become executive officers. There are no arrangements or understandings between any of the directors, officers and other persons pursuant to which such person was selected as a director or an officer. Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and have qualified. Officers are appointed to serve until the meeting of the board of directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

Name	Age	Position
Weng Kung Wong	41	Chief Executive Officer and Director
Liong Tat Teh	54	Chief Financial Officer and Director
Sek Fong Wong	35	Secretary
Amirrudin Bin Che Embi	67	Director
Peijin W. Harrison	56	Director
Ham Poh Chai	33	Director

Weng Kung Wong, age 41, our Chief Executive Officer and Director since November 15, 2010, founded Mobile Wallet Sdn. Bhd., MWSB, one of the first Malaysian m-commerce companies, in 2004 and currently serves as its Executive Director and Chief Executive Officer. Prior to founding MWSB, Mr. Wong served as an Agency Unit Manager of MAA Insurance from April, 2001 to November, 2003. From January, 2000 to April, 2001, he was the Marketing Director of Spider Holding Sdn. Bhd., an herb products distribution company. Mr. Wong began his professional career in 1995 with Forever Living Products, a health products multilevel marketing company, where he spent four years in positions of accelerating responsibility in the areas of business development and marketing. Mr. Wong obtained a bachelor’s degree in Management Information Systems from the National Central University of Taiwan in 1995. As our Chief Executive Officer, Mr. Wong brings to our Board of Directors knowledge of our operations and history, business leadership, corporate strategy and entrepreneurial expertise.

Liong Tat Teh, age 54, our Chief Financial Officer and Director since November 15, 2010, has more than 27 years of professional accounting and financial experience. Mr. Teh is currently the Financial Controller of MW Group, a now dormant company. Prior to joining MW Group in February, 2008, Mr. Teh served as the Financial Controller of Ikhmas Jaya Sdn. Bhd., a construction and civil engineering company, from February, 1995 to January, 2008. From June, 1993 to February, 1995, Mr. Teh was a Group Accountant of Mitrajaya Holding Bhd., a construction engineering company. Prior to joining Mitrajaya Holding Bhd., Mr. Teh was a Finance Manager for Vorwerk (M) Sdn. Bhd., a Malaysian subsidiary of Vorwerk International based in Germany, a distributor of household appliances, from December, 1992 to June, 1993. From March, 1989 to December, 1992, Mr. Teh worked as Accountant at Tasima Footwear Sdn Bhd. Mr. Teh graduated from Kolej Tunku Abdul Rahman Malaysia in 1983 with a Diploma in Cost and Management Accounting, and attained a fellowship at the Chartered Institute of Management Accountants of United Kingdom. Mr. Teh has been a Chartered Accountant registered with Malaysian Institute of Accountants since 1995. Mr. Teh brings to the Board of Directors business leadership, corporate strategy, accounting and financial expertise.

Sek Fong Wong, age 35, joined us as our Secretary on November 15, 2010. She is also the Assistant Administration Manager of MWPAY Sdn. Bhd., the marketing and distribution arm of Mobile Wallet Group. She served as our director from November 15, 2010 to April 12, 2012. Prior to joining MWPAY, Ms. Wong served as the Personal Assistant of Bioworld Resource Sdn. Bhd., a multilevel marketing arm of CEEBEE Groups of companies, promoting health food from September, 2005 to April, 2008. From August, 2000 to September, 2005, Ms. Wong was actively involved in Gerakan Belia Bersatu Malaysia (GBBM), a youth movement NGO. She is a Central Committee Member of GBBM and represents the country of Malaysia in various conferences and activities located in Malaysia and elsewhere. Miss Wong received a bachelor’s degree in Chemistry and Biology from Kolej Tunku Abdul Rahman Malaysia in 2000.

Amirrudin Bin Che Embi, aged 67, joined our Board of Directors on April 12, 2012. He is the President of the Malaysian Rugby Union and Kedah Rugby Union and the Honorary Secretary of the Royal Kedah Club. Since December 2009, he has served on the board of directors of Etika Kawalan Sdn. Bhd., a security solutions company. From 2005 to 2009, Mr. Embi served on the board of directors of Tahan Insurance Malaysia Berhad. Dato’ Amir led an illustrious career at the Royal Malaysian Police for 37 years before retiring in 2004. He has been recognized with numerous medals, honors and awards for his contributions to the state, including: Pingat Jasa Kebaktian (PJK) (1975); Pingat Cemerlang Kedah (PCK) (1976); Ahli Mangku Negara (AMN) (1978); Bintang Cemerlang Kedah (BCK) (1983); Pingat Kelakuan Terpilih (PKT) (1989); Pingat Setia Kelantan (PSK) (1997); Dato’ Setia Pangkuan Negeri (DSPN) (1998); Dato’ Setia DiRaja Kedah (DSDK) (2000); Pahlawan Setia Pasukan Polls (PSPP) (2001); Dato’ Pahlawan Tamin Sari (DPTS) (2002); and Darjah Gemilang Mahkota Kedah (2008). Dato’ Amir brings to the Board of Directors his deep insight, knowledge and experience in working with numerous governmental agencies and experience and service of serving on other boards.

Peijin Wu Harrison, aged 56, joined our Board of Directors on April 12, 2012. She is a partner and the International Services Group practice leader at Mellen, Smith & Pivoz, an accounting and advisory firm, where she advises Asian cross-border companies on U.S. accounting, auditing, and taxation matters. Ms. Harrison joined Mellen, Smith & Pivoz PLC in 1998 and became a partner in 2007. Ms. Harrison is a member of the Michigan Association of Certified Public Accountants, the American Institute of Certificate Public Accountants and the China General Chamber of Commerce USA - Detroit Auto Committee. Ms. Harrison brings to the Board of Directors accounting, auditing, finance, tax and international business experience.

Poh Chai Ham, 33, joined our Board of Directors on November 1, 2013. He is a partner at Leong & Co., and specializes in contract and banking law.  Poh Chai Ham joined Leong & Co. since December 2011. Prior to that time, Poh Chai Ham was in full time study for his law degree. Poh Chai Ham received his L.L.B. law degree (with honors) from Multimedia University, Ayer Keroh Melaka in 2011.  Upon graduation, Poh Chai Ham chambered with Leong & Co. Upon completion of his pupilage, Poh Chai Ham was admitted as an Advocate & Solicitor of the High Court of Malaya in 2013. Thereafter he became a partner in Leong & Co. Poh Chai Ham brings to the Board of Directors legal insight and expertise in contract and banking law.

Family Relationships

There are no family relationships between any of our directors or executive officers.

Involvement in Certain Legal Proceedings

No executive officer or director is a party in a legal proceeding adverse to us or any of our subsidiaries or has a material interest adverse to us or any of our subsidiaries.

No executive officer or director has been involved in the last ten years in any of the following:

·	Any bankruptcy petition filed by or against any business or property of such person, or of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
·	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
·	Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;
·	Being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;
·	Being the subject of or a party to any judicial or administrative order, judgment, decree or finding, not subsequently reversed, suspended or vacated relating to an alleged violation of any federal or state securities or commodities law or regulation, or any law or regulation respecting financial institutions or insurance companies, including but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail, fraud, wire fraud or fraud in connection with any business entity; or
·	Being the subject of or a party to any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act, any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Board Committees

The members of each of our Compensation, Audit, and Nominations and Corporate Governance committees are comprised of our three independent directors: Dato’ Amiruddin Bin Che Embi, Peijin W. Harrison and Poh Chai Ham. Dato’ Wira Amiruddin, Ms. Harrison and Poh Chai Ham were appointed to serve as the Chairman or Chairperson, as applicable, of the Compensation Committee, the Audit Committee and the Nominations and Corporate Governance Committee, respectively. Peijin W. Harrison serves as the Audit Committee financial expert as defined in Item 407(d)(5) of Regulation S-K promulgated under the Securities Act. Copies of the charters for each of the Compensation, Audit and Nominations and Corporate Governance Committees are filed as Exhibits 99.1, 99.2 and 99.3, respectively.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended October 31, 2013, and up to the date of this proxy statement, our officers, directors and greater than 10% percent beneficial owners timely filed all reports required by Section 16(a) of the Securities Exchange Act.

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

Each of our named executive officers is eligible for consideration for a discretionary cash bonus. The Chief Executive Officer makes recommendations regarding bonus awards for the named executive officers and the Compensation Committee provides the bonus recommendation for the Chief Executive Officer. However, the Compensation Committee has sole and final authority and discretion in designating to whom awards are made, the size of the award, if any, and its terms and conditions. The bonus recommendation for each of the named executive officers depends on a number of factors, including (i) the performance of the Company for the year, (ii) the satisfaction of certain individual and corporate performance measures, and (iii) other factors which the Compensation Committee may deem relevant. The Company did not award any cash bonuses during fiscal year 2013.

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

Summary Compensation Table

The following summary compensation table sets forth the aggregate compensation we paid or accrued during the fiscal years ended October 31, 2013, 2012 and 2011 to (i) our Chief Executive Officer (principal executive officer), (ii) our Chief Financial Officer (principal financial officer), (iii) our three most highly compensated executive officers other than the principal executive officer and the principal financial officer who were serving as executive officers on October 31, 2013, whose total compensation was in excess of $100,000, and (iii) up to two additional individuals who would have been within the two-other-most-highly compensated but were not serving as executive officers on October 31, 2013.

Name and Principal Position	Year	Salary (1)	Bonus	Stock Awards		Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation		Total(1)
Weng Kung Wong	2013	$108,696	$0	$0		$0	$0	$0	0		$108,696
Chief Executive Officer and President	2012	$109,392	$0	$0		$0	$0	$0	$0		$109,392
	2011	$37,120	$0	$35,000	(2)	$0	$0	$0	$120,987	(3)	$193,107
Liong Tat Teh	2013	$43,350	$0	$0		$0	$0	$0	$0		$43,350
Chief Financial Officer	2012	$42,528	$0	$0		$0	$0	$0	$0		$42,528
	2011	$13,603	$0	$23,333	(2)	$0	$0	$0	$0		$36,936

(1)	All cash compensation was paid in Malaysian Ringgit, our functional currency. The Malaysian Ringgit was converted into United States Dollars using the exchange rate prevailing at the dates of payment at an average annualized rate of 3.13313, 3.1132 and 3.0582 for fiscal years ended October 31, 2013, 2012 and 2011, respectively.
(2)	Pursuant to the terms of certain employment agreements which were superseded by the current employment agreements, the Company issued to Messrs. Wong and Teh an aggregate of 92,175 shares of our common stock as set forth below in lieu of cash compensation for services rendered during the quarters ended April 30, 2011 and July 31, 2011:

Name	Shares of Common Stock	Price Per Share	Total Shares Issued
Weng Kung Wong	26,511 28,794	$0.1886 $1.0418	55,305

Liong Tat Teh	17,674 19,196	$0.1886 $1.0418	36,870

(3)	Mr. Wong received MYR 370,000, or approximately US$120,987, in connection with rendering consulting services to Legend Venture Pte. Ltd. on behalf of the Company.

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

Equity Awards

There are no options, warrants or convertible securities outstanding. At no time during the last fiscal year with respect to any of any of our executive officers was there:

●	any outstanding option or other equity-based award repriced or otherwise materially modified (such as by extension of exercise periods, the change of vesting or forfeiture conditions, the change or elimination of applicable performance criteria, or the change of the bases upon which returns are determined);
●	any waiver or modification of any specified performance target, goal or condition to payout with respect to any amount included in non-stock incentive plan compensation or payouts;
●	any option or equity grant;
●	any non-equity incentive plan award made to a named executive officer;
●	any nonqualified deferred compensation plans including nonqualified defined contribution plans; or
●	any payment for any item to be included under All Other Compensation in the Summary Compensation Table.

Compensation of Directors

During our fiscal year ended October 31, 2013, we did not provide compensation to any of our employee directors for serving as our director. We currently have no formal plan for compensating our employee directors for their services in their capacity as directors, although we may elect to issue stock options to such persons from time to time.

Non-Employee Director Fees

Our Compensation Committee and Board determines the form and amount of compensation for our non-employee directors based on informal surveys of similar companies and the amount necessary to attract and retain such directors. For the fiscal year ended October 31, 2013, we paid each of our non-employee directors as follows:

Name	Fees earned or paid in cash* ($)		Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Change in pension value and nonqualified deferred compensation earnings	All other compensation ($)	Total ($)
(a)	(b)		(c)	(d)	(e)	(f)	(g)	(h)
Amirrudin Bin Che Embi	$11,490	*	–	–	–	–	–	$11,490

Peijin Wu Harrison	$30,000		–	–	–	–	–	$30,000

Ee Ring Yap(1)	$11,490	*	–	–	–	–	–	$11,490

(1)	Ms. Yap resigned from her position on our Board of Directors effective November 1, 2013. The vacancy was filled by Poh Chai Ham on November 1, 2013.

* All fees were paid in Malaysian Ringgit, our functional currency. The Malaysian Ringgit was converted into United States Dollars using the exchange rate prevailing at the dates of payment at an average annualized rate of 3.13313 for fiscal year ended October 31, 2013.

Directors who are residents of Malaysia receive a monthly retainer in the amount of RM 3000. Ms. Harrison, our director who is a U.S. resident, receives a monthly retainer in the amount of $2500. All directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our Board of Directors. Our Compensation Committee may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director.

Compensation Risk Management

The Compensation Committee collaborated with our Board of directors and human resources staff to conduct an assessment of potential risks that may arise from our compensation programs. Based on this assessment, the Compensation Committee concluded that our policies and practices do not encourage excessive and unnecessary risk taking that would be reasonably likely to have material adverse effect on the Company. The assessment included our cash incentive programs, which awards non-executives with cash bonuses for punctuality. Our compensation programs are substantially identical among business units, corporate functions and global locations (with modifications to comply with local regulations as appropriate). The risk-mitigating factors considered in this assessment included:

•	the alignment of pay philosophy, peer group companies and compensation amounts relative to local competitive practices to support our business objectives; and

•	effective balance of cash, short- and long-term performance periods, caps on performance-based award schedules and financial metrics with individual factors and Compensation Committee and management discretion.

Compensation Committee Interlocks and Insider Participation

Dato’ Amiruddin Bin Che Embi, Peijin W. Harrison and Ee Ring Yap served on our Compensation Committee during fiscal year ended October 31, 2013. Effective November 1, 2013, Ms. Yap resigned from her positions as a director and member of the Compensation, Audit and Nominations and Corporate Governance Committees. Poh Chai Ham was appointed to fill all vacancies created by her resignation, effective November 1, 2013.

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

Submitted by members of the Compensation Committee:

Dato’ Amiruddin Bin Che Embi

Peijin W. Harrison

Poh Chai Ham

ITEM 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of December 23, 2013, certain information with regard to the record and beneficial ownership of the Company’s common stock by (i) each person known to the Company to be the record or beneficial owner of 5% or more of the Company’s common stock, (ii) each director of the Company, (iii) each of the named executive officers, and (iv) all executive officers and directors of the Company as a group:

Name of Beneficial Owner	Amount (number of shares)	Percentage of Outstanding Shares of Common Stock
Weng Kung Wong (1)	54,811,085	10.69%
Liong Tat Teh (1)	36,870	* %
Dato’ Amiruddin Bin Che Embi (1)	0
Peijin W. Harrison (1)	0
Poh Chai Ham (1)	0
All executive officers and directors as a group (six persons)	54,866,390	10.7%

*	Less than 1%.
(1)	Except as otherwise indicated, the address of each beneficial owner is c/o Prime Global Capital Group Incorporated, 11-2, Jalan 26/70A, Desa Sri Hartamas, 50480 Kuala Lumpur, Malaysia.
(2)	Applicable percentage ownership is based on 512,682,393 shares of common stock outstanding as of December 23, 2013, together with securities exercisable or convertible into shares of common stock within 60 days of December 23, 2013. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that a person has the right to acquire beneficial ownership of upon the exercise or conversion of options, convertible stock, warrants or other securities that are currently exercisable or convertible or that will become exercisable or convertible within 60 days of December 23, 2013 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the number of shares beneficially owned and percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

ITEM 13.   Certain Relationships and Related Transactions, and Director Independence.

Transactions With Weng Kung Wong, Wooi Khang Pua and Kok Wai Chai

As of October 31, 2013, we obtained from Weng Kung Wong, our Chief Executive Officer and director, several unsecured, interest-free advances which, together with prior advances, have an aggregate principal amount of RM 23,824,714, or approximately $7,604,126. The advances are repayable within the next twelve months. We repaid RM 1,055,622, or approximately $336,923 during fiscal year ended October 31, 2013.

As of October 31, 2013, we obtained from Wooi Khang Pua, UHT’s director, several unsecured, interest-free temporary advances made to the Company with the aggregate principal amount of $305,289. The advances are repayable within the next twelve months. We did not make any repayments during fiscal year ended October 31, 2013.

Weng Kung Wong and Kok Wai Chai, UHT’s director, have jointly and severally guaranteed the repayment of the loan made by Hong Leong Bank Berhad to PGCG Assets in the principal amount of RM 41,000,000 and the repayment of all financial commitments of PGCG Assets to such lender. This loan was obtained by PGCG Assets in connection with the acquisition of its fifteen story commercial building in Kuala Lumpur, Malaysia. The terms of this loan are more fully described in the Current Report on Form 8-K filed with the SEC on December 17, 2012.

Weng Kung Wong and Kok Wai Chai also have jointly and severally guaranteed the repayment of the loans made by RHB Bank Berhad to PGCG Assets in the principal amount of RM 9,840,000 in connection with the acquisition of its twelve story commercial building in Kuala Lumpur, Malaysia. The terms of this loan are more fully described in the Current Report on Form 8-K filed with the SEC on April 1, 2013.

Lease From Atomic Vision

On October 29, 2010, we leased from Atomic Vision Sdn. Bhd. approximately 1,400 square feet of office space at our headquarters located at 11-2, Jalan 26/70A, Desa Sri Hartamas, 50480 Kuala Lumpur, Malaysia at a monthly rate of MYR 2,500, which is approximately US$817 and is considered a market rate. The lease expires November 30, 2014.

On May 1, 2013, we leased an additional 1,400 square feet of office space located one floor below our headquarters at 11-1, Jalan 26/70A, Desa Sri Hartamas, 50480 Kuala Lumpur, Malaysia at a monthly rate of MYR 2,500, which is approximately US$817. Our lease expires April 30, 2015.

Weng Kung Wong, our Chief Executive Officer and director, owns 50% of PGCG Properties Sdn. Bhd., which is the parent company of Atomic Vision Sdn. Bhd. and is adequately capitalized. The descriptions of the above described leases are qualified in their entirety by reference thereto, which are filed as Exhibits 10.2 and 10.3, respectively, to this Annual Report, and are incorporated herein by reference.

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

The Board considered relationships, transactions and/or arrangements with each of the directors and concluded that none of the non-employee directors, or any of his or her immediate family members, has any relationship with us that would impair his or her independence. The Board has determined that each member of the Board, other than Messrs. Wong and Teh, is an independent director under applicable NYSE listing standards and SEC rules. Messrs. Wong and Teh do not meet the independence standards because they are employees and executive officers of the Company.

ITEM 14.   Principal AccountING Fees And Services.

All audit work relating to fiscal years ended October 31, 2013 and 2012 were performed by Borgers & Cutler CPAs PLLC.

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

	October 31, 2013	October 31, 2012

Audit fees(1)	$79,000	68,500

Audit related fees(2)	28,000	43,000

Tax fees	–	–

All other fees	–	–

(1) Audit Fees represent fees for professional services provided in connection with the audit of our consolidated annual financial statements and review of the quarterly financial statements and internal controls over financial reporting, and audit services in connection with statutory or regulatory filings, consents or other SEC matters.

(2) Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.” In fiscal 2013 and 2012, this category consisted of fees billed by HKCM in connection with compiling the Company’s financial statements for fiscal 2013 and 2012.

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

(3)	Exhibits

Exhibit No.	Name of Exhibit
2.1	Articles of Exchange (1)
2.2	Share Exchange Agreement, dated December 6, 2010, by and between Home Touch Holding Company, on the one hand, and Union Hub Technology Sdn. Bhn., Wooi Khang Pua and Kok Wai Chai, on the other hand (2)
2.3	Share Exchange Agreement, dated January 26, 2009, by and between Home Touch Holding Company and Home Touch Limited (3)
3.1	Amended and Restated Articles of Incorporation (1)
3.2	Amended and Restated Bylaws (4)
4.1	Form of common stock certificate (1)
10.1	Common Stock Purchase Agreement, dated December 6, 2010, by and among Home Touch Holding Company, Home Touch Limited, Up Pride Investments Limited and Magicsuccess Investments Limited (2)
10.2	Tenancy Agreement (Commercial), dated October 29, 2010, by and between Atomic Vision Sdn. Bhd. and Union Hub Technology Sdn. Bhd. (2)
10.3	Tenancy Agreement, dated May 1, 2013, by and between Atomic Vision Sdn. Bhd. and PGCG Development Sdn. Bhd.*
10.4	Lease Agreement, dated December 18, 2013, by and between PGCG Assets Holdings Sdn. Bhd. and Esquire Bayview Sdn. Bhd. (5)
10.5	Memorandum of Understanding For Cooperation In Castor Cultivation, dated December 8, 2011, by and between Prime Global Capital Group Incorporated and Mr. Wichai Samphantharat, Srira Cha Chief District Officer (6)
10.6	Letter of Appointment dated July 19, 2011, by and between Union Hub Technology Sdn. Bhd. and Weng Kung Wong (7)
10.7	Letter of Appointment dated July 19, 2011, by and between Union Hub Technology Sdn. Bhd. and Liong Tat Teh (7)
10.8	Letter of Appointment dated July 19, 2011, by and between Union Hub Technology Sdn. Bhd. and Sek Fong Wong (7)
10.9	Letter of Offer dated October 29, 2012, issued by Hong Leong Bank Berhad to PGCG Assets Holdings Sdn. Bhd. (8)
10.10	Facilities Agreement dated December 11, 2012 between Hong Leong Bank Berhad and PGCG Assets Holdings Sdn. Bhd. (8)
10.11	Offer Letter dated March 26, 2013, issued by RHB Bank Berhad with respect to four banking facilities in the aggregate principal amount of up to RM 3,452,000 (9)
10.12	Offer Letter dated March 26, 2013, issued by RHB Bank Berhad with respect to two banking facilities in the aggregate principal amount of up to RM 1,680,000 (9)
10.13	Offer Letter dated March 26, 2013, issued by RHB Bank Berhad with respect to six banking facilities in the aggregate principal amount of up to RM 4,708,000 (9)
14	Code of Business Conduct and Ethics (10)
21	List of Subsidiaries*
24	Power of Attorney*
31.1	Certification of Chief Executive Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.*
31.2	Certification of Principal Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
99.1	Charter to Compensation Committee (11)
99.2	Charter to Audit Committee (11)
99.3	Charter to Corporate Governance Committee (11)

101.INS	XBRL Instance Document*
101.SCH	XBRL Schema Document*
101.CAL	XBRL Calculation Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*
101.LAB	XBRL Label Linkbase Document*
101.PRE	XBRL Presentation Linkbase Document*

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

(5) Incorporated by reference From Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange on December 20, 2013.

(6) Incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on December 13, 2011.

(7) Incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 19, 2011.

(8) Incorporated by referenced from our Current Report on Form 8-K filed with the Securities and Exchange Commission on December 14, 2012.

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

Prime Global Capital Group Incorporated
(Registrant)

By:	/s/Weng Kung Wong
Weng Kung Wong
Chief Executive Officer

Dated:	December 23, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Weng Kung Wong	Chief Executive Officer
Weng Kung Wong	and Director	December 23, 2013
(Principal Executive Officer)

/s/ Liong Tat Teh Liong Tat Teh	Chief Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)	December 23, 2013

/s/ Dato’ Amiruddin Bin Che Embi* Dato’ Amiruddin Bin Che Embi	Director	December 23, 2013

/s/ Peijin W. Harrison* Peijin W. Harrison	Director	December 23, 2013

/s/ Ham Poh Chai* EE Ring Yap	Director	December 23, 2013

Representing all of the members of the Board of Directors.

* By	/s/ Liong Tat Teh
Liong Tat Teh
Attorney-in-Fact**

**	By authority of the power of attorney filed herewith

