Form 10-K/A
period 2013-10-31
PRIME GLOBAL CAPITAL GROUP Inc
filed 2013-12-30
CIK 1462047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

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

DOCUMENTS INCORPORATED BY REFERENCE: None

EXPLANATORY PARAGRAPH

This Form 10-K/A is being filed to correct an error in the dates of the Report of Independent Registered Public Accounting Firm issued by BF Borgers CPA PC and the Report of Independent Registered Public Accounting Firm issued by Borgers & Cutler CPA’s PLLC which were previously dated December 23, 2013, and December 31, 2012, respectively, and to include the financial audit opinions which were inadvertently excluded. Both reports have been revised to include the correct date of December 30, 2013, and the financial audit opinions.

For the convenience of the reader, this Form 10-K/A sets forth the entire 2013 Form 10-K. However, this Form 10-K/A amends and restates only the Report of Independent Registered Public Accounting Firm in Item 8 of the 2013 Form 10-K to give effect to the changes discussed above. The aforementioned changes have no effect on the other parts of the 2013 Form 10-K, the financial position of the Company as of December 31, 2013, 2012, and 2011, or the results of its operations and its cash flows for the years then ended.

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

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet and the related statement of income, stockholder equity and comprehensive income, and cash flows of Prime Global Capital Group Incorporated, and our report dated December 30, 2013 expressed a unqualified opinion.

/s/ B F Borgers CPA PC

B F Borgers CPA PC
Denver, CO
December 30, 2013

Separate Report on the Audit of the Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Prime Global Capital Group Incorporated:

We have audited the accompanying consolidated balance sheet of Prime Global Capital Group Incorporated and its subsidiaries (“the Company”) as of October 31, 2013 and the related consolidated statement of operation and comprehensive income, cash flow and stockholder equity for the year then ended. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Prime Global Capital Group Incorporated as of October 31, 2013, and the results of its operations and its cash flows for the period ended October 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Prime Global Capital Group Incorporated’s internal control over financial reporting as of October 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated December 30, 2013 expressed a unqualified opinion.

/s/ B F Borgers CPA PC

B F Borgers CPA PC
Denver, CO
December 30, 2013

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

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet and the related statement of income, stockholder equity and comprehensive income, and cash flows of Prime Global Capital Group Incorporated, and our report dated December 30, 2013 expressed a unqualified opinion.

/s/ Borgers & Cutler CPA’s PLLC

Borgers & Cutler CPA’s PLLC
Denver, CO
December 30, 2013

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Prime Global Capital Group Incorporated’s internal control over financial reporting as of October 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated December 30, 2013 expressed a unqualified opinion.

/s/ Borgers & Cutler CPA’s PLLC

Borgers & Cutler CPA’s PLLC
Denver, CO
December 30, 2013

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

Prime Global Capital Group Incorporated
(Registrant)

By:	/s/Weng Kung Wong
Weng Kung Wong
Chief Executive Officer

Dated:	December 30 , 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Weng Kung Wong	Chief Executive Officer
Weng Kung Wong	and Director	December 30 , 2013
(Principal Executive Officer)

/s/ Liong Tat Teh Liong Tat Teh	Chief Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)	December 30 , 2013

/s/ Dato’ Amiruddin Bin Che Embi* Dato’ Amiruddin Bin Che Embi	Director	December 30 , 2013

/s/ Peijin W. Harrison* Peijin W. Harrison	Director	December 30 , 2013

/s/ Ham Poh Chai* EE Ring Yap	Director	December 30 , 2013

Representing all of the members of the Board of Directors.

* By	/s/ Liong Tat Teh
Liong Tat Teh
Attorney-in-Fact**

**	By authority of the power of attorney filed herewith

