Form 10-Q
period 2014-01-31
PRIME GLOBAL CAPITAL GROUP Inc
filed 2014-03-14
CIK 1462047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2014

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

As of March 7, 2014, the issuer had outstanding 512,682,393 shares of common stock.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

PRIME GLOBAL CAPITAL GROUP INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	January 31, 2014	October 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$4,445,057	$659,647
Accounts receivable	107,308	42,180
Advances to suppliers, net	450,466	448,769
Deposits and other receivables	18,390	20,770

Total current assets	5,021,221	1,171,366

Non-current assets:
Property, plant and equipment, net	57,960,796	60,571,938

TOTAL ASSETS	$62,982,017	$61,743,304

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,733	$4,915
Amount due to a director	305,432	305,289
Advances from third parties	732,327	777,013
Income tax payable	861,135	907,953
Current portion of long-term bank loan	602,294	628,707
Current portion of obligation under finance lease	15,240	11,013
Accrued liabilities and other payables	522,942	424,259

Total current liabilities	3,041,103	3,059,149

Long-term liabilities:
Long-term bank loan	14,227,058	15,145,266
Amount due to a director	5,215,915	7,281,993
Obligation under finance lease	27,753	35,599

Total liabilities	22,511,829	25,522,007

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 100,000,000 shares authorized; no shares issued and outstanding	–	–
Common stock, $0.001 par value; 1,000,000,000 shares authorized; 512,682,393 shares issued and outstanding, as of January 31, 2014 and October 31, 2013	512,683	512,683
Additional paid-in capital	41,281,644	35,088,677
Accumulated other comprehensive loss	(1,430,046)	(343,534)
Retained earnings	322,939	963,471
	40,687,220	36,221,297
Non-controlling interest	(217,032)	–

Total stockholders’ equity	40,470,188	36,221,297

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$62,982,017	$61,743,304

See accompanying notes to condensed consolidated financial statements.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended January 31,
	2014	2013
Revenues, net:
Software sales	$–	$1,638,627
Plantation sales	64,009	61,043
Rental revenue	137,651	–
Total revenues, net	201,660	1,699,670

Cost of revenue	(103,692)	(25,796)

Gross profit	97,968	1,673,874

Operating expenses:
General and administrative	(461,045)	(483,594)

(Loss) income from operations	(363,077)	1,190,280

Other income (expense):
Dividend income	–	26,292
Realized loss from sale of available-for-sale securities	–	(364,227)
Interest income	15,233	–
Interest expense	(294,368)	–
Other income	6,434	–

(Loss) income before income taxes	(635,778)	852,345

Income tax expense	(4,754)	(276,989)

NET (LOSS) INCOME	(640,532)	$575,356

Other comprehensive (loss) income:
- Foreign exchange adjustment (loss) gain	(1,151,231)	76,082

COMPREHENSIVE (LOSS) INCOME	$(1,791,763)	$651,438

Net (loss) income per share – Basic and diluted	$(0.00)	$0.00

Weighted average common stock outstanding – Basic and diluted	512,682,393	504,752,402

See accompanying notes to condensed consolidated financial statements.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Three months ended January 31,
	2014	2013
Cash flows from operating activities:
Net (loss) income for the period	$(640,532)	$575,356
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	173,811	15,208
Realized loss from sale of available-for-sale securities	–	364,227
Changes in operating assets and liabilities:
Accounts receivable	(69,247)	25,099
Advances to suppliers	(458)	(795,081)
Deposits and other receivables	1,743	(30,138)
Accounts payable	(2,972)	(4,317)
Income tax payable	4,754	210,676
Rental deposits from tenants	334,740	–
Accrued liabilities and other payables	(214,263)	(2,281)
Net cash (used in) provided by operating activities	(412,424)	358,749

Cash flows from investing activities:
Proceeds from sale of marketable securities	–	6,374,611
Proceeds from sale of subsidiary shares to non-controlling interest	6,040,654	–
Purchase of property, plant and equipment	(1,532)	(13,089)
Payment on commercial buildings and plantation purchase	–	(25,413,080)
Net cash provided by (used in) investing activities	6,039,122	(19,051,558)

Cash flows from financing activities:
(Repayment to) Advances from a director	(1,700,618)	4,869,229
Proceeds from bank loans	–	13,388,542
Repayments on bank loans	(38,397)	–
Payments on finance lease	(962)	(2,100)
Net cash (used in) provided by financing activities	(1,739,977)	18,255,671

Foreign currency translation adjustment	(101,311)	(4,025)

NET CHANGE IN CASH AND CASH EQUIVALENTS	3,785,410	(441,163)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	659,647	1,336,849

CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,445,057	$895,686

Cash paid for income tax	$–	$46,063
Cash paid for interest	$275,688	$–

See accompanying notes to condensed consolidated financial statements.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JANUARY 31, 2014

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

In the opinion of management, the consolidated balance sheet as of October 31, 2013 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended January 31, 2014 are not necessarily indicative of the results to be expected for the entire fiscal year ending October 31, 2014 or for any future period.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended October 31, 2013.

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

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JANUARY 31, 2014

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

5.	PGCG Assets Holdings Sdn. Bhd. (“PGCG Assets”)	Malaysia	March 21, 2012	2,000,000 issued shares of ordinary shares of MYR 1 each	Investment in land & buildings

6.	PGCG Development Sdn. Bhd. (“PGCG Development”)	Malaysia	March 21, 2012	250,000 issued shares of ordinary shares of MYR 1 each	Inactive operation

7.	PGCG Plantations Sdn. Bhd. (“PGCG Plantation”)	Malaysia	October 4, 2011	2 issued shares of ordinary shares of MYR 1 each	Holding company of VSSB

8.	Max Trend International Limited (“Max Trend”)	Hong Kong	August 19, 2010	2 issued shares of ordinary shares of HK$ 1 each	Holding company of Max Trend WFOE

9.	Shenzhen Max Trend Green Energy Company Limited (Max Trend WOFE) (“SMTG”)	The People’s republic of china (“PRC”), Shenzhen	July 7, 2011	RMB 1,000,000	Castor cultivation, advisory services, and trading

10.	Dunford Corporation Sdn. Bhd	Malaysia	October 4, 1990	242,000 issued shares of ordinary shares of MYR 1 each	Property holding land

11.	Impiana Maksima Sdn. Bhd.	Malaysia	March 15, 2013	2 issued shares of ordinary shares of MYR 1 each	Property development

12.	PGCG Constructions Sdn. Bhd.	Malaysia	April 16, 2013	2 issued shares of ordinary shares of MYR 1 each	Construction of properties

13.	Fiesta Senada Sdn. Bhd.	Malaysia	November 20, 2012	2 issued shares of ordinary shares of MYR 1 each	Dormant

PGCG and its subsidiaries are hereinafter referred to as (the “Company”).

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JANUARY 31, 2014

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE - 3     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

	January 31, 2014	October 31, 2013
Bank balances held by financial institutions located in:
Malaysia	$4,310,087	$515,023
Hong Kong	10,365	10,433
The PRC	121,695	132,231
	4,442,147	657,687
Cash on hand in Malaysia	2,910	1,960
	$4,445,057	$659,647

As of January 31, 2014, the amount of cash held by our PRC subsidiary in China was $121,695, of which $0 is free of restriction and $121,695 is restricted.

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

FOR THE THREE MONTHS ENDED JANUARY 31, 2014

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

To date, all castor oil seeding relating to these advances have not delivered and the Company has considered for any estimated losses resulting from such non-delivery. The Company will take further actions and exhaust all means of collection of such advances, including seeking legal resolution in a court of law. At January 31, 2014 and October 31, 2013, the allowance for doubtful accounts totaled $455,028 and $441,953, respectively.

•	Properties, plant and equipment

Properties and plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational:

Categories	Location of properties	Expected useful life
Freehold plantation land	Palm oil plantation in Malaysia	Indefinite, as per land titles
Leasehold land under development	Leasehold land in Puncak Alam, Malaysia	Remaining lease life of 88 years, as per land titles
Freehold land under development	Freehold land in Sungai Long, Cheras, Selangor, Malaysia	Indefinite, as per land titles
Freehold land and land improvement for rental purpose commercial building	Land portion of 15 story buildings “Menara CMY” in Kuala Lumpur, Malaysia	Indefinite, as per property titles
Building structure and improvements	Building structure of commercial buildings in Kuala Lumpur, Malaysia, including: 12 story building “Megan Avenue” and 15 story building “Menara CMY”	33 years
Office furniture and equipment		3-10 years
Motor vehicle		5 years

Expenditure for maintenance and repairs is expensed as incurred. The gain or loss on the disposal of property, plant and equipment is the difference between the net sales proceeds and the carrying amount of the relevant assets and is recognized in the statement of operations.

Long-lived assets primarily include freehold plantation land, leasehold land held for development, freehold land and land improvement for rental purpose and building structure and improvements. In accordance with the provision of Accounting Standards Codification (“ASC”) Topic 360, “Impairment or Disposal of Long-Lived Assets”, the Company generally conducts its annual impairment evaluation to its long-lived assets, usually in the fourth quarter of each year, or more frequently if indicators of impairment exist, such as a significant sustained change in the business climate. The recoverability of long-lived assets is measured at the reporting unit level. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There has been no impairment charge for the periods presented.

To date, the Company is in the process of preparing the development layout plan for submission to and approval by local authorities. Thereafter, the Company will begin the process of preparing the building plan for submission and approval. The Company anticipates the submission and approval process to conclude on or about the end of the second quarter of this fiscal year.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JANUARY 31, 2014

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

The Company has separately identified the portion of freehold land and building structure, in which freehold land is not subject to amortization and buildings are to be amortized over 50 years on a straight-line method, based on applicable local laws and practice.

Depreciation expense for the three months ended January 31, 2014 and 2013 was $173,811 and $15,208, respectively.

Policy for Capitalizing Development Cost

The cost of buildings and improvements includes the purchase price of property, legal fees and other acquisition costs. Costs directly related to planning, developing, initial leasing and constructing a property are capitalized and classified as Real Estate in the consolidated balance sheets. Capitalized development costs include interest, and other direct project costs incurred during the period of development. As of January 31, 2014, there was no such capitalized interest.

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

The Company recognizes its revenue in accordance with ASC Topic 985-20 with respect to revenue generated in connection with software sales and ASC Topic 605, “Revenue Recognition”, upon the delivery of its plantation products when: (1) title and risk of loss are transferred; (2) persuasive evidence of an arrangement exists; (3) there are no continuing obligations to the customer; and (4) the collection of related accounts receivable is probable. The Company’s sale arrangements do not contain general rights of return.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JANUARY 31, 2014

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

Revenue from the sale of palm oil product is recognized upon confirmation of the weight of fresh fruit bunches and shipment to the customer, when there is persuasive evidence of an arrangement, delivery has occurred and risk of loss has passed, the sales price is fixed or determinable at the date of sale, and collectability is reasonably assured.

Revenue from castor products includes sale of seeding and rendering of technical know-how under a bundled sales arrangement. The Company adopts ASC Topic 605-25, “Multiple-Element Arrangements” and recognizes revenue as services are performed when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the service offering has been delivered to the client; (3) the collection of fees is probable; and (4) the amount of fees to be paid by the client is fixed or determinable.

A bundled sale arrangement involves multiple deliverables provided by the Company, where bundled service deliverables are accounted for in accordance with ASC Topic 605-25.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JANUARY 31, 2014

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

(d)     Rental revenue

The Company generally leases the units under operating leases with terms of two years or less. During the first quarter, the Company signed a ten year lease covering the majority of its 15 story building. For the three months ended January 31, 2014 and 2013, we have recorded $137,651 and $0 in rental revenue, based upon its annual rental over the life of the lease under operating lease, using the straight-line method in accordance with ASC Topic 840-20-25, “Leases – Operating Leases –Recognition” (“ASC Topic 840-20-25”).

As of January 31, 2014, the commercial buildings for lease are as follows:

Name of Commercial building	Number of units (by floor)	Footage area (square feet)	Vacancy percentage
Megan Avenue	12	19,987	67%
Menara CMY	15	91,848	0%

We expect to record approximately $1.35 million in annual lease revenue under the operating lease arrangements in the next twelve months through January 31, 2015.

The Company leases store location and office spaces to the tenants under operating lease arrangements. The Company receives rental revenue from the real estates it owns for a stated period of times. Rental revenue is recognized over the life of the operating lease agreement as it is earned in the period. The typical leases contain initial terms of two years with renewal options and do not contain escalating rent amounts. Rent concessions are recognized as an offset to revenues collected over the term of the underlying lease.

The Company also records operating costs directly attributable to the leasing properties, such as real estate taxes, depreciation of the leased properties and property management fees, which are charged to expense when incurred.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JANUARY 31, 2014

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

Income taxes are determined in accordance with the provisions of ASC Topic 740, “Income Taxes” (“ASC Topic 740”). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the periods in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

FOR THE THREE MONTHS ENDED JANUARY 31, 2014

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

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the period ended January 31,
	2014	2013
Period-end RMB : US$1 exchange rate	6.10790	6.28860
Period-average RMB : US$1 exchange rate	6.11848	6.28867
Period-end HK$ : US$1 exchange rate	7.76590	7.75850
Period-average HK$ : US$1 exchange rate	7.75469	7.75153
Period-end MYR : US$1 exchange rate	3.34550	3.08300
Period-average MYR : US$1 exchange rate	3.26371	3.06232

•	Related parties

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

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. During the period ended January 31, 2014, the Company operates in four reportable operating segments in Malaysia and China.

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

FOR THE THREE MONTHS ENDED JANUARY 31, 2014

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Management believes, based on the current market prices or interest rates for similar debt instruments, the fair value of its obligation under finance lease approximates the carrying amount.

The Company also follows the guidance of the ASC Topic 820-10, “Fair Value Measurements and Disclosures” ("ASC 820-10"), with respect to financial assets and liabilities that are measured at fair value. ASC Topic 820-10 establishes a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value as follows:

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

NOTE - 4     NON-CONTROLLING INTERESTS

On January 1, 2014, the Company’s subsidiaries, PGCG Assets was indebted to UHT in the amount of RM106,278,357, or approximately US$32,333,919.  On January 20, 2014, PGCG Assets issued to UHT 800,000 shares of its Common Stock in exchange for a reduction of the outstanding principal amount of the loan in the amount of RM 86,278,359.69, or approximately US$26,249,158.69.    PGCG Assets intends to repay the remaining balance of RM 20,000,000 in cash within one month.  PGCG Assets is a wholly owned subsidiary of UHT, and UHT is a wholly owned subsidiary of Prime Global Capital Group Incorporated, a Nevada corporation.

On January 20, 2014, PGCG Assets sold and issued to an unaffiliated third party 200,000 shares of its Common Stock at a price of RM 100 per share, for aggregate consideration of RM20,000,000, or approximately US$ 6,084,761.  PGCG Assets expects to receive net proceeds of approximately RM20,000,000, or approximately US$ 6,084,761 from the sale of its securities and intends to use the net proceeds for general corporate purposes, including repayment of the loan made by UHT.

Upon the consummation of the foregoing transactions, 90% of the issued and outstanding securities of PGCG Assets will be owned by UHT and 10% by such unaffiliated third party, reducing its ownership interest in PGCG Assests from 100% to 90%.  Each sale and issuance was made pursuant to the terms of a subscription agreement containing terms and conditions that are normal and customary for a transaction of this type.

Non-controlling interests are recorded at fair value, in accordance with the provisions of ASC Topic 810, “Consolidation”,   and are reported as a component of the equity, separate from the Company’s equity.  Sale of subsidiary shares that do not result in a change of control is accounted for as an equity transaction.  Results of operations attributable to the non-controlling interests will be included in the consolidated results of operations from February 1, 2014.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JANUARY 31, 2014

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE - 5     AMOUNT DUE TO RELATED PARTIES

	January 31, 2014	October 31, 2013
Current portion:
Amounts due to related parties, which were unsecured, interest-free and repayable on demand,
Mr. Pua Woi Khang, a subsidiary’s director	$305,432	$305,289

Non-current portion:
Amount due to a related party, where was unsecured, interest-free and not expected to be repaid in the next twelve months
Mr. Weng Kung Wong, the Company’s director	$5,215,915	$7,281,993

NOTE - 6     ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consist of the following:

	January 31, 2014	October 31, 2013

Accrued operating expenses	$66,532	$198,568
Accrued interest expense	18,223	110,094
Rental deposits paid by tenants	369,007	45,041
Potential tax penalty liability	50,000	50,000
Other payable	19,180	20,556
	$522,942	$424,259

NOTE - 7     BANK LOANS

	January 31, 2014	October 31, 2013
Bank loans from financial institutions in Malaysia,
Hong Leong Bank Berhad	$11,921,184	$12,670,809
RHB Bank Berhad	2,908,168	3,103,164
	14,829,352	15,773,973
Less: current portion	(602,294)	(628,707)
Bank loans, net of current portion	$14,227,058	$15,145,266

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

FOR THE THREE MONTHS ENDED JANUARY 31, 2014

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

The loan is secured by all real property assets held by PGCG Assets and is personally guaranteed by the director and chief executive officer of the Company, Mr. Weng Kung Wong and the director of the Company’s subsidiary, Mr. Kok Wai Chai and its subsidiary, UHT.

As of January 31, 2014, the minimum future payments of the aggregate bank borrowings in the next five years and thereafter are as follows:

Year ending January 31:
2015	$602,294
2016	643,330
2017	687,875
2018	736,231
2019	788,724
Thereafter	11,370,898

Total:	$14,829,352

For the three months ended January 31, 2014, the lending rate is 6.6% per annum.

NOTE - 8     OBLIGATION UNDER FINANCE LEASES

The Company purchased motor vehicles under finance lease agreements with the effective interest rate of 6.58% per annum, due through 2018, with principal and interest payable monthly. The obligation under the finance leases is as follows:

	January 31, 2014	October 31, 2013

Finance leases	$52,225	$55,307
Less: interest expense	(9,232)	(8,695)

Net present value of finance lease	$42,993	$46,612

Current portion	$15,240	$11,013
Non-current portion	27,753	35,599

Total	$42,993	$46,612

As of January 31, 2014, the maturities of the finance lease for each of the five years are as follows:

Years ending January 31:
2015	$15,239
2016	10,379
2017	10,379
2018	6,325
2019	671

Total	$42,993

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JANUARY 31, 2014

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE - 9     INCOME TAXES

The local (United States) and foreign components of (loss) income before income taxes were comprised of the following:

	Three months ended January 31,
	2014	2013
Tax jurisdictions from:
– Local	$(17,137)	$153,166
– Foreign, representing:
Malaysia	(603,048)	719,111
Hong Kong	(52)	(52)
The PRC	(15,541)	(19,880)
Income (loss) before income taxes	$(635,778)	$852,345

Provision for income taxes consisted of the following:

	Three months ended January 31,
	2014	2013
Current:
– Local	$–	$–
– Foreign, representing:
BVI	–	–
Malaysia	4,754	276,989
Hong Kong	–	–
The PRC	–	–

Deferred:
– Local	–	–
– Foreign	–	–
Income tax expense	$4,754	$276,989

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. During the periods presented, the Company has a number of subsidiaries that operates in different countries and is subject to tax in the jurisdictions in which it subsidiaries operate, as follows:

United States of America

PGCG is registered in the State of Nevada and is subject to United States of America tax law. As of January 31, 2014, the operations in the United States of America incurred $41,270 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2031, if unutilized. The Company has provided for a full valuation allowance of $14,444 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The Company has adopted ASC 740-10 “Accounting for Income Taxes” and recorded a liability for an uncertain income tax position, tax penalties and any imputed interest thereon. The amount, recorded as an obligation, is $50,000 at January 31, 2014.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JANUARY 31, 2014

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

British Virgin Islands

Under the current BVI law, the Company’s subsidiaries are not subject to tax on income. No provision for income tax is required due to operating loss incurred.

Hong Kong

Max Trend is subject to Hong Kong Profits Tax, which is charged at the statutory income rate of 16.5% on its assessable income. No provision for income tax is required due to operating loss incurred. The Company has provided for a full valuation allowance against the deferred tax assets of $874 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The PRC

SMTG is subject to the Corporate Income Tax governed by the Income Tax Law of the People’s Republic of China with a unified statutory income tax rate of 25%. No provision for income tax is required due to operating loss incurred during the three months ended January 31, 2014.

Malaysia

All of the Company’s subsidiaries operating in Malaysia subject to the Malaysia Corporate Tax Laws at a progressive income tax rate starting from 20% on the assessable income for its tax year. A reconciliation of (loss) income before income taxes to the effective tax rate as follows:

	Three months ended January 31,
	2014	2013
(Loss) income before income taxes	$(603,048)	$719,111
Statutory income tax rate	20%	20%
Income tax at statutory tax rate	(120,609)	143,821
Tax effect of non-deductible expenses	7,502	47,147
Tax adjustment	–	46,578
Net operating loss	117,861	39,443
Income tax expense	$4,754	$276,989

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of January 31, 2014 and October 31, 2013:

	January 31, 2013	October 31, 2013
Deferred tax assets:
Capital loss	$44,199	$44,199
Net operating loss carryforwards
- United States of America	14,444	8,446
- Hong Kong	874	865
Total deferred tax assets	59,517	53,510
Less: valuation allowance	(59,517)	(53,510)
Deferred tax assets	$–	$–

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JANUARY 31, 2014

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE - 10     STOCKHOLDERS’ EQUITY

As of January 31, 2014, the number of shares of the Company’s common stock issued and outstanding is 512,682,393 shares. There are no shares of preferred stock issued and outstanding.

NOTE - 11     RELATED PARTY TRANSACTIONS

For the three months ended January 31, 2014 and 2013, the Company leased an office premise at the current market value of $4,596 and $2,447 from a related company, respectively, which is controlled by the director and chief executive officer of the Company, Mr. Weng Kung Wong in the normal course of business.

NOTE - 12     SEGMENT INFORMATION

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 3). The Company had no inter-segment sales for the periods presented. Summarized financial information concerning the Company’s reportable segments is shown as below:

	Three months ended January 31, 2014
	Software Business	Trading Business	Plantation Business	Real Estate Business	Corporate	Total

Revenues, net	$–	$–	$64,009	$137,651	$–	$201,660
Cost of revenues	(5,661)	–	(31,298)	(66,733)	–	(103,692)
Gross (loss) profit	(5,661)	–	32,711	70,918	–	97,968
Depreciation	1,032	–	4,428	158,737	9,614	173,811
Net loss	(6,694)	–	(1,006)	(452,831)	(180,001)	(640,532)
Total assets	11,210	–	7,947,692	54,723,845	299,270	62,982,017
Expenditure for long-lived assets	$–	$–	$–	$–	$1,532	$1,532

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JANUARY 31, 2014

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended January 31, 2013
	Software Business	Trading Business	Plantation Business	Real Estate Business	Corporate	Total

Revenues, net	$1,638,627	$–	$61,043	$–	$–	$1,699,670
Cost of revenues	(6,907)	–	(18,889)	–	–	(25,796)
Gross profit	1,631,720	–	42,154	–	–	1,673,874
Depreciation	1,060	–	4,719	–	9,429	15,208
Net income (loss)	859,353	–	(8,939)	–	(275,058)	575,356
Total assets	24,327	–	9,076,787	51,270,441	180,468	60,552,023
Expenditure for long-lived assets	$–	$–	$–	$25,426,169	$–	$25,426,169

All long-lived assets are located in Malaysia.

(b)	Geographic segment reporting

In respect of geographical segment reporting, sales are based on the countries in which the customer is located, as follows:

	Three months ended January 31,
	2014	2013
Revenues, net
Malaysia	$201,660	$1,689,993
The PRC	–	9,677
Total revenues, net	$201,660	$1,699,670

As of January 31, 2014, the amount of net assets held by our PRC subsidiary was $412,575, of which approximately $371,318 is free of restriction and $41,257 is restricted.

As of October 31, 2013, the amount of net assets held by our PRC subsidiary was $426,531, of which approximately $384,000 is free of restriction and $42,531 is restricted.

NOTE - 13     CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)     Major customers

For the three months ended January 31, 2014 and 2013, the customer who accounted for 10% or more of the Company’s revenues is presented as follows:

		Three months ended January 31, 2014		January 31, 2014
	Business segment	Revenues	Percentage of revenues	Trade accounts receivable

Customer H	Real Estate	$84,260	42%	$82,200
Customer I	Plantation	64,009	32%	–
Customer J	Real Estate	27,576	14%	–
Total:		$175,845	88%	$82,200

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JANUARY 31, 2014

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

		Three months ended January 31, 2013		January 31, 2013
	Business segment	Revenues	Percentage of revenues	Trade accounts receivable

Customer D	Software	$489,825	29%	$–
Customer E	Software	489,825	29%	–
Customer F	Software	653,099	38%	–
Total:		$1,632,749	96%	$–

All customers are located in Malaysia.

(b)     Major vendors

For the three months ended January 31, 2014 and 2013, the vendor who accounted for 10% or more of the Company’s purchases is presented as follows:

	Three months ended January 31, 2014		January 31, 2014
	Purchase	Percentage of purchase	Trade accounts payable

Vendor D	$5,661	15%	$–
Vendor E	8,379	23%	4,093
Vendor F	14,848	40%	–
Total:	$28,888	78%	$4,093

	Three months ended January 31, 2013		January 31, 2013
	Purchase	Percentage of purchase	Trade accounts payable

Vendor C	$6,907	27%	$–
Vendor D	8,575	33%	–
Total:	$15,482	60%	$–

All vendors are located in Malaysia.

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

FOR THE THREE MONTHS ENDED JANUARY 31, 2014

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

NOTE - 14     COMMITMENTS AND CONTINGENCIES

(a)     Operating lease commitment

The Company leases certain office premises that expire at various dates through 2015.  The leases, which cover periods ranging from two years, generally provide for renewal options at specified rental amounts.

Aggregate rent expenses for the three months ended January 31, 2014 and 2013 were $4,596 and $2,447.

As of January 31, 2014, the Company has future minimum rental payments due under various operating leases in the next two years, as follows:

Year ending January 31:
2015	$16,440
2016	2,242
Total	$18,682

(b)     Capital commitment

As of January 31, 2014, the Company does not anticipate any significant future contingent payment in the next twelve months.

NOTE - 15     SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after January 31, 2014 up through the filing date of these condensed consolidated financial statements. During the period, the Company did not have any material recognizable subsequent events.

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

Overview

During the three months ended January 31, 2014, we had four business segments: (i) the provision of IT consulting, programming and website development services; (ii) our oilseeds business; (iii) our real estate business and (iv) the distribution of consumer products. Our oilseeds and real estate businesses accounted for all of our revenues for the nine months ended January 31, 2014. We did not generate any revenues from the distribution of consumer products or from our software business segment during such period. Summarized financial information regarding each revenue generating segment for the three months ended January 31, 2014 is as follows:

	Three months ended January 31, 2014
	Software Business	Trading Business	Plantation Business	Real Estate Business	Corporate	Total

Revenues, net	$–	$–	$64,009	$137,651	$–	$201,660
Cost of revenues	(5,661)	–	(31,298)	(66,733)	–	(103,692)
Gross (loss) profit	(5,661)	–	32,711	70,918	–	97,968
Depreciation	1,032	–	4,428	158,737	9,614	173,811
Net loss	(6,694)	–	(1,006)	(452,831)	(180,001)	(640,532)
Total assets	11,210	–	7,947,692	54,723,845	299,270	62,982,017
Expenditure for long-lived assets	$–	$–	$–	$–	$1,532	$1,532

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

Fluctuating Revenues

In focusing on our real estate and oilseeds business segments, we significantly decreased our investment in our consumer product distribution operations and our software business activities. As a result, we did not generate any revenue from our consumer product business segment during the three months ended January 31, 2014, and do not expect this business segment to generate significant revenues in the near future.

We had also expected our software business segment to account for a decreasing share of our net revenue on a going forward basis. However, we find that our software revenue may fluctuate significantly depending upon the availability of immediate sales opportunities thus making it difficult for us to predict future software related revenue. For example, our sales consulting/website development activities did not generate any revenue for each of the three months ended January 31, 2014, July 31, 2013, and April 30, 2013, but accounted for approximately 96.4% of our net revenue for the three months ended January 31, 2013.

As we transition from an m-commerce to oilseeds and real estate company, we may continue to experience significant fluctuations in revenue which may cause our gross profit to fluctuate. Historically, we experienced higher profit margins with respect to software derived revenue and consulting revenue (arising from consultation to castor farmers) as compared to rental revenue revenue and oil palm plantation derived revenue. Accordingly, to the extent our revenue composition shifts from software or consulting services to rental revenue or palm oil plantation revenue, we expect our profit margins to also decrease.

Challenges From Our Oilseeds Operations

The oilseeds business is a highly regulated industry with prices subject to wide fluctuations due to factors beyond our control such as weather conditions, competition, global demand and government policies. Management has limited experience operating in this industry and may not be able to successfully navigate all industry specific factors in addition to any geopolitical factors in Malaysia, Thailand and the PRC. For example, we were forced to suspend our trial planting arrangement in Thailand as a result of unexpected changes in the local political climate. In addition, we have discovered that our castor business operates at a competitive disadvantage due to China’s tax policies, which favor local enterprises. Together with the soft pricing for castor seeds, our ability to effectively compete in the castor industry has been adversely affected. We are currently reconsidering the continuance of our castor seed business in China, and there is a great likelihood that we will discontinue the distribution of castor seeds in China. If we are not able to successfully respond to any of these or other factors, our business operations and financial results may be adversely affected. There can be no assurance that we will be able to successfully operate a multi-national oilseeds business in conjunction with our other business segments given management’s limited experience.

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

We generate rental revenue from our 12 story and 15 story commercial properties and anticipate generating income from the sale of developed properties. As January 31, 2014, 4 of the 12 stories of our 12 story building have been leased to tenants at market rates. Most of these tenants are parties to two-year leases. We expect to generate approximately $68,753 of gross rental revenue on an annualized basis from our 12 story building based upon full occupancy of our 12 story building at prevailing market rates.

On December 18, 2013, we leased the entirety of our 15 story commercial building to a tenant that intends to convert the building and operate it as a business hotel. As part of the lease transaction, we assigned to such tenant all of our rights and benefits as a landlord under a separate Rental Agreement previously made between us and a retailer located on the first floor of such building. The initial term of the lease is twenty (20) years, expiring November 30, 2033, with a one-time option to renew for an additional ten (10) year period. The monthly rental rate is RM550,000 (approximately US$175,543) for the first three years. Thereafter, the rental rate shall be increased to the then prevailing market rate or in increments of 5%-10% every three-year period, whichever is higher. We expect to generate approximately $1,279,928 in rental revenue from this tenant.

Residential Property Development

The Selangor state government has imposed a freeze on development approvals affecting the land on which our Shah Alam 2 Eco Residential Development project will be situated in connection with a legal dispute with a township developer. We have made an appeal to the state government to approve our development order based upon the fact that we are the rightful landowner and should not be affected by the legal dispute between the state government and the township developer. The township developer recently filed for an extension of time until May 2014 for its case hearing. As a result, we have also extended our projected development timeline.

If we can successfully secure our development order in the first quarter of 2015, we hope to submit building plans in the first calendar quarter of 2015 and commence construction in the third calendar quarter of 2015.  We hope to complete construction by the end of calendar 2020.  We intend to commence sales activities in the third calendar quarter of 2015. There is no assurance that we will be able to successfully secure a development order by the first quarter of 2015 or at all. If we are unable to secure such an order, we will be unable to develop our Shah Alam 2 Eco Residential Project, which would materially and adversely affect our business plan, results of operations and financial condition.

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

Results of Operations

The following table sets forth certain operational data for the three months ended January 31, 2014, compared to the three months ended January 31, 2013:

	For the Three Months Ended January 31,		$	%
	2014	2013	Change	Change
Net Revenues	$201,660	$1,699,670	$(1,498,010)	(88.1%)
Software sales	–	1,638,627	(1,638,627)	(100%)
Plantation sales	64,009	61,043	2,966	4.9%
Rental revenue	137,651	–	137,651	100%
Product sales	–	–	–	–
Total cost of revenue	(103,692)	(25,796)	77,896	302%
Software sales	(5,661)	(6,907)	(1,246)	(18%)
Plantation sales	(31,298)	(18,889)	12,409	65.7%
Rental revenue	(66,733)	–	66,733	100%
Product sales	–	–
Gross profit	97,968	1,673,874	(1,575,906)	(94.1%)
General and administrative expenses	(461,045)	(483,594)	(22,549)	(4.7%)
Other income, net (expense)	(272,701)	(337,935)	(65,234)	(19.3%)
Income (loss) before income taxes	(635,778)	852,345	(1,488,123)	(174.6%)
Income tax expense	(4,754)	(276,989)	(272,235)	(98.3%)
Net (loss) income	(640,532)	575,356	(1,215,888)	(211.3%)

Comparison of the three months ended January 31, 2014 and January 31, 2013

Net Revenue. We generated net revenue of $201,660 and $1,699,670 for the three months ended January 31, 2014 and 2013, respectively. The decrease in net revenue for the quarter ended January 31, 2014, is attributable to the lack of software revenue during that period as compared to $1,638,627 of software revenue generated during the three month period ended January 31, 2013.

For the three months ended January 31, 2014, our oilseeds and real estate businesses accounted for approximately 31.7% and 68.3% of our net revenue. We did not generate any revenue from our software and consumer product distribution business segments. For the same period ended January 31, 2013, software sales accounted for $1,638,627, or approximately 96.4% of net revenues, and plantation sales accounted for $61,043, or approximately 3.6% of net revenues.

Our real estate related revenues are derived from the tenants from our commercial buildings. Except with respect to revenue from software sales which may fluctuate unpredictably in the near future and assuming a resumption of trading castor seeds, we generally expect our oilseeds and real estate related revenues to gradually account for an increasing share of our net revenue in the future as those business segments continue to develop. If we discontinue trading of castor seeds, we expect our oilseeds revenues to stabilize absent acquisitions or other expansions of our oilseeds business.

We expect our software revenue to continue to fluctuate depending upon the availability of immediate sales opportunities.

We did not derive any revenue from product sales in three months ended January 31, 2014 and 2013. On a going forward basis, we expect to make product sales only as such opportunities may arise. Accordingly, we do not expect product sales to account for a significant portion of our net revenues.

Cost of Revenue. Our cost of revenue as a percentage of net revenue was 51.4% for the three months ended January 31, 2014, with our oilseeds, software businesses and real estate accounting for 30.2%, 5.5% and 64.3% of our cost of revenues. Cost of revenue in 2014 consisted primarily of the costs related to the palm oil business such as rental on plantation land, material supplies and subcontracting costs incurred for planting, fertilizing and harvesting the palm oil tree. Shipping and handling costs associated with the distribution of fresh fruit bunches to the customers are also included in cost of revenues.

Our cost of revenue as a percentage of revenue was 1.5% for the three months ended January 31, 2013, with software sales and plantation sales accounting for approximately 27% and 73%, respectively. Cost of revenue for the three months ended January 31, 2013, consisted primarily of software purchase costs, costs of labor that are directly attributable to the sale of software and costs related to the palm oil business such as rental of plantation land, material supplies and subcontracting costs incurred for planting, fertilizing and harvesting the palm oil tree. Shipping and handling costs associated with the distribution of fresh fruit bunches to the customers are also included in cost of revenues. The increase is primarily attributable to the higher cost of revenue associated with our oilseeds revenue (excluding consulting based revenue) as compared to the lower cost of revenue associated with software derived revenues and consulting revenues.

Assuming a resumption of trading castor seeds, we expect our cost of revenue attributable to our oilseeds and real estate businesses to continue to increase and those attributable to our trading business to decrease as our oilseeds and real estate businesses continue to develop. If we discontinue trading of castor seeds, we expect our cost of revenue attributable to our oilseeds business to stabilize absent acquisitions or other expansions of our oilseeds business.

We expect cost of revenue of our software business to fluctuate together with the amount of net revenues generated by this business segment.

Gross Profit. We achieved a gross profit of $97,968 for the three months ended January 31, 2014, as compared to $1,673,874 for the three months ended January 31, 2013. As of January 31, 2014, our software business generated a loss of $5,661 while our real estate and oilseeds operations accounted for approximately 72.4% and 33.4% of our gross profit. As of January 31, 2013, software sales and plantation sales accounted for approximately 97.5% and 2.5%, respectively, of our gross profit. The decrease in gross profit is primarily attributable to the lack of software revenue for the quarter ended January 31, 2013.

We expect gross profit derived from our oilseeds and real estate businesses to gradually increase as those segments develop and the oil palm market recovers. We expect gross profits attributable to our software business to fluctuate according to the availability of immediate sales opportunities. We do not expect our trading business segment to contribute significantly to our gross profit.

General and Administrative Expenses (“G&A”). We incurred G&A expenses of $461,045 for the three months ended January 31, 2014. This represents a decrease of $22,549, as compared to $483,594 for the three months ended January 31, 2013. The decrease in G&A is primarily attributable to our decreased revenue.

We did not make any significant investments in our consumer goods and software businesses during three months ended January 31, 2014 and 2013. We did not generate sales from our consumer goods business in the three months ended January 31, 2014 and 2013, nor from our software business during the three months ended January 31, 2014. We expect to continue relying on the personal relationships of our executive officers and directors in generating sales on a going forward basis and do not expect our consumer goods and software business segments to contribute significantly to our G&A expenses.

As a general matter, we expect our G&A to increase in the foreseeable future as we begin development of our real estate assets. G&A as a percentage of net revenue was approximately 228.6% and 28.5% for the three months ended January 31, 2014 and 2013, respectively. The increase in the percentage of G&A as a percentage of net revenue is attributable to the lack of software revenue for the three months ended January 31, 2014.

Other Income (Expense), net. We incurred net other expense of $272,701 for the three months ended January 31, 2014, as compared to net other expense of $337,935 for the three months ended January 31, 2013. Net other expense for the three months ended January 31, 2014, consisted primarily of interest expense from our bank loans.

Income Tax Expense. We recorded income tax of $4,754 for the three months ended January 31, 2014, as compared to $276,989 for the same period ended January 31, 2013. The decrease is primarily attributable to our decrease in revenues. For the three months ended January 31, 2014, we incurred a loss before income taxes of $635,778, as compared to income before income taxes of $852,345 for the same period ended January 31, 2013. Tax expense as a percentage of income before income tax was approximately 32.5% for the three months ended January 31, 2013.

Liquidity and Capital Resources

As of January 31, 2014, we had cash and cash equivalents of $4,445,057 and advances to an oilseed supplier of $450,466. Our cash and cash equivalents increased as a result of a financing made by PGCG Assets, our subsidiary, in the gross amount of approximately US $6,084,761. The terms of such financing were disclosed in our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 23, 2014.

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

	Three Months Ended
	1/31/2014	1/31/2013
Net cash (used in) provided by operating activities	(412,424)	358,749
Net cash provided by (used in) investing activities	6,039,122	(19,051,558)
Net cash (used in) provided by financing activities	(1,739,977)	18,255,671

Net Cash (Used In )Provided By Operating Activities.

For the three months ended January 31, 2014, net cash used in operating activities was $412,424, which consisted primarily of a net loss of $640,532, an decrease in accrued liabilities and other payables of $214,263, an increase in accounts receivable of $69,247, offset by rental deposits from tenants of $334,740 and depreciation of $173,811.

For the three months ended January 31, 2013, net cash provided by operating activities was $358,749, which consisted primarily of net income of $575,356, realized loss from sale of available-for-sale securities of $364,227, an decrease in accounts receivable of $25,099 and depreciation of $15,208, offset primarily by increases in advances to suppliers of $795,081 and a increase in deposits and other receivables of $30,138.

As we shift away from our product sales businesses, we expect cash derived from this segment to decrease. We expect software-derived revenue to continue to fluctuate based upon the availability of immediate sales opportunities. We anticipate cash from our oilseeds operating activities to increase as we focus on our oilseeds operations. We expect rental revenue from our real estate operations to increase as we increase the occupancy rates of our commercial buildings, which will be offset by the increased expenses associated with developing our residential projects. We expect to continue to rely on cash generated through private placements of our securities, however, to finance our operations and future acquisitions.

Net Cash Provided by (Used in) Investing Activities.

For the three months ended January 31, 2014, net cash provided by investing activities was $6,039,122, which was primarily attributable to proceeds from the sale of the securities of PGCG Assets of $(217,032), offset by the purchase of property, plant and equipment of $1,532.

For the three months ended January 31, 2013, net cash used in investing activities was $19,051,558, which was primarily attributable to payments in connection with the purchase of our commercial buildings in Malaysia of $25,413,080 and plant and equipment purchases of $13,089, offset by proceeds from the sale of marketable securities of $6,374,611.

Net Cash (Used in) Provided By Financing Activities.

For the three months ended January 31, 2014, net cash used in financing activities was $1,739,977, consisting primarily of repayments to Weng Kung Wong, our Chief Executive Officer and director, of $1,700,618, repayments of $38,397 on outstanding bank loans and repayments on a finance lease of $962. Advances by Mr. Wong previously made to us were made on an interest-free, unsecured basis and are repayable on demand.

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

Contractual Obligations and Commercial Commitments

We had the following contractual obligations and commercial commitments as of January 31, 2014:

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Amount due to related parties	5,521,347	305,432	5,215,915	–	–
Operating lease obligations
Office premises	18,682	16,440	2,242	–	–
Commercial commitments
Bank loan repayment	14,829,352	602,294	1,331,205	1,524,955	11,370,898
Finance lease obligation	42,993	15,240	20,758	6,995	–
Total obligations	20,412,374	939,406	6,570,120	1,531,950	11,370,898

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

To date, all castor oil seeding relating to these advances have not delivered and the Company has considered for any estimated losses resulting from such non-delivery. The Company will take further actions and exhaust all means of collection of such advances, including seeking legal resolution in a court of law. At January 31, 2014 and October 31, 2013, the allowance for doubtful accounts totaled $455,028 and $441,953, respectively.

•	Properties, plant and equipment

Properties and plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational:

Categories	Location of properties	Expected useful life
Freehold plantation land	Palm oil plantation in Malaysia	Indefinite, as per land titles
Leasehold land under development	Leasehold land in Puncak Alam, Malaysia	Remaining lease life of 88 years, as per land titles
Freehold land under development	Freehold land in Sungai Long, Cheras, Selangor, Malaysia	Indefinite, as per land titles
Freehold land and land improvement for rental purpose commercial building	Land portion of 15 story buildings “Menara CMY” in Kuala Lumpur, Malaysia	Indefinite, as per property titles
Building structure and improvements	Building structure of commercial buildings in Kuala Lumpur, Malaysia, including: 12 story building “Megan Avenue” and 15 story building “Menara CMY”	33 years
Office furniture and equipment		3-10 years
Motor vehicle		5 years

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

To date, the Company is in the process of preparing the development layout plan for submission to and approval by local authorities. Thereafter, the Company will begin the process of preparing the building plan for submission and approval. The Company anticipates the submission and approval process to conclude on or about the end of the second fiscal quarter of 2015.

The Company has separately identified the portion of freehold land and building structure, in which freehold land is not subject to amortization and buildings are to be amortized over 50 years on a straight-line method, based on applicable local laws and practice.

Depreciation expense for the three months ended January 31, 2014 and 2013 was $173,811 and $15,208, respectively.

Policy for Capitalizing Development Cost

The cost of buildings and improvements includes the purchase price of property, legal fees and other acquisition costs. Costs directly related to planning, developing, initial leasing and constructing a property are capitalized and classified as Real Estate in the consolidated balance sheets. Capitalized development costs include interest, and other direct project costs incurred during the period of development. As of January 31, 2014, there was no such capitalized interest.

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

•	Revenue recognition

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

Revenue from the sale of palm oil product is recognized upon confirmation of the weight of fresh fruit bunches and shipment to the customer, when there is persuasive evidence of an arrangement, delivery has occurred and risk of loss has passed, the sales price is fixed or determinable at the date of sale, and collectability is reasonably assured.

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

(d) Rental revenue

The Company generally leases the units under operating leases with terms of two years or less. During the first quarter, the Company signed a ten year lease covering the majority of its 15 story building. For the three months ended January 31, 2014 and 2013, we have recorded $137,651 and $0 in rental revenue, based upon its annual rental over the life of the lease under operating lease, using the straight-line method in accordance with ASC Topic 840-20-25, “Leases – Operating Leases –Recognition” (“ASC Topic 840-20-25”).

As of January 31, 2014, the commercial buildings for lease are as follows:

Name of Commercial building	Number of units (by floor)	Footage area (square feet)	Vacancy percentage
Megan Avenue	12	19,987	67%
Menara CMY	15	91,848	0%

We expect to record approximately $1.35 million in annual lease revenue under the operating lease arrangements in the next twelve months through January 31, 2015.

The Company leases store location and office spaces to the tenants under operating lease arrangements. The Company receives rental revenue from the real estates it owns for a stated period of times. Rental revenue is recognized over the life of the operating lease agreement as it is earned in the period. The typical leases contain initial terms of two years with renewal options and do not contain escalating rent amounts. Rent concessions are recognized as an offset to revenues collected over the term of the underlying lease.

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

Income taxes are determined in accordance with the provisions of ASC Topic 740, “Income Taxes” (“ASC Topic 740”). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the periods in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the period ended January 31,
	2014	2013
Period-end RMB : US$1 exchange rate	6.10790	6.28860
Period-average RMB : US$1 exchange rate	6.11848	6.28867
Period-end HK$ : US$1 exchange rate	7.76590	7.75850
Period-average HK$ : US$1 exchange rate	7.75469	7.75153
Period-end MYR : US$1 exchange rate	3.3455	3.08300
Period-average MYR : US$1 exchange rate	3.26371	3.06232

•	Related parties

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

\ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. During the period ended January 31, 2014, the Company operates in four reportable operating segments in Malaysia and China.

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

The Company also follows the guidance of the ASC Topic 820-10, “Fair Value Measurements and Disclosures” ("ASC Topic 820-10"), with respect to financial assets and liabilities that are measured at fair value. ASC 820-10 establishes a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value as follows:

Level 1: Observable inputs such as quoted prices in active markets;

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

ITEM 4. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures, subject to limitations as noted below, as of January 31, 2014, and during the period prior to and including the date of this report, were effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

Subject to the foregoing disclosure, there were no changes in our internal control over financial reporting that occurred during our first fiscal quarter ended January 31, 2014, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

We are not a party to any legal or administrative proceedings that we believe, individually or in the aggregate, would be likely to have a material adverse effect on our financial condition or results of operations.

ITEM 1A. Risk Factors

None.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Defaults upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

Exhibit No.	Name of Exhibit
2.1	Articles of Exchange (1)
2.2	Share Exchange Agreement, dated December 6, 2010, by and between Home Touch Holding Company, on the one hand, and Union Hub Technology Sdn. Bhn., Wooi Khang Pua and Kok Wai Chai, on the other hand (2)
2.3	Share Exchange Agreement, dated January 26, 2009, by and between Home Touch Holding Company and Home Touch Limited (3)
3.1	Amended and Restated Articles of Incorporation (1)
3.2	Amended and Restated Bylaws (4)
4.1	Form of common stock certificate (1)
10.1	Common Stock Purchase Agreement, dated December 6, 2010, by and among Home Touch Holding Company, Home Touch Limited, Up Pride Investments Limited and Magicsuccess Investments Limited (2)
10.2	Tenancy Agreement (Commercial), dated October 29, 2010, by and between Atomic Vision Sdn. Bhd. and Union Hub Technology Sdn.Bhd. (2)
10.3	Tenancy Agreement, dated May 1, 2013, by and between Atomic Vision Sdn. Bhd. and PGCG Development Sdn. Bhd.*
10.4	Lease Agreement, dated December 18, 2013, by and between PGCG Assets Holdings Sdn. Bhd. and Esquire Bayview Sdn. Bhd. (5)
10.5	Memorandum of Understanding For Cooperation In Castor Cultivation, dated December 8, 2011, by and between Prime Global Capital Group Incorporated and Mr. Wichai Samphantharat, Srira Cha Chief District Officer (6)
10.6	Letter of Appointment dated July 19, 2011, by and between Union Hub Technology Sdn. Bhd. and Weng Kung Wong (7)
10.7	Letter of Appointment dated July 19, 2011, by and between Union Hub Technology Sdn. Bhd. and Liong Tat Teh (7)
10.8	Letter of Appointment dated July 19, 2011, by and between Union Hub Technology Sdn. Bhd. and Sek Fong Wong (7)
10.9	Letter of Offer dated October 29, 2012, issued by Hong Leong Bank Berhad to PGCG Assets Holdings Sdn. Bhd. (8)
10.10	Facilities Agreement dated December 11, 2012 between Hong Leong Bank Berhad and PGCG Assets Holdings Sdn. Bhd. (8)
10.11	Offer Letter dated March 26, 2013, issued by RHB Bank Berhad with respect to four banking facilities in the aggregate principal amount of up to RM 3,452,000 (9)
10.12	Offer Letter dated March 26, 2013, issued by RHB Bank Berhad with respect to two banking facilities in the aggregate principal amount of up to RM 1,680,000 (9)
10.13	Offer Letter dated March 26, 2013, issued by RHB Bank Berhad with respect to six banking facilities in the aggregate principal amount of up to RM 4,708,000 (9)
14	Code of Business Conduct and Ethics (10)
21	List of Subsidiaries*
31.1	Certification of Chief Executive Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.*
31.2	Certification of Principal Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
99.1	Charter to Compensation Committee (11)
99.2	Charter to Audit Committee (11)
99.3	Charter to Corporate Governance Committee (11)
101.INS	XBRL Instance Document*
101.SCH	XBRL Schema Document*
101.CAL	XBRL Calculation Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*
101.LAB	XBRL Label Linkbase Document*
101.PRE	XBRL Presentation Linkbase Document*

____________________

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

PRIME GLOBAL CAPITAL GROUP INCORPORATED

	By:	/s/ Weng Kung Wong
Weng Kung Wong
Chief Executive Officer

	By:	/s/ Liong Tat Teh
Liong Tat Teh
Date: March 14, 2014		Chief Financial Officer

