Form 10-Q
period 2014-04-30
PRIME GLOBAL CAPITAL GROUP Inc
filed 2014-06-11
CIK 1462047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2014

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-54288

PRIME GLOBAL CAPITAL GROUP INCORPORATED

(Exact Name of Registrant as Specified in Its Charter)

NEVADA	26-4309660
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

E-5-2, Megan Avenue 1, Block E

Jalan Tun Razak

50400 Kuala Lumpur, Malaysia

603 2162 0773

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

As of June 9, 2014, the issuer had outstanding 512,682,393 shares of common stock.

PART I   FINANCIAL INFORMATION

 ITEM 1  Financial Statements

PRIME GLOBAL CAPITAL GROUP INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	April 30, 2014 (Unaudited)	October 31, 2013 (Audited)
ASSETS
Current assets:
Cash and cash equivalents	$4,415,482	$659,647
Accounts receivable	712,192	42,180
Advances to suppliers, net	–	448,769
Deposits and other receivables	34,314	20,770

Total current assets	5,161,988	1,171,366

Property, plant and equipment, net	58,832,530	60,571,938
TOTAL ASSETS	$63,994,518	$61,743,304

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,813	$4,915
Amount due to a director	304,774	305,289
Advances from third parties	751,326	777,013
Income tax payable	856,918	907,953
Current portion of long-term bank loan	628,123	628,707
Current portion of obligation under finance lease	17,607	11,013
Accrued liabilities and other payables	1,333,205	424,259

Total current liabilities	3,901,766	3,059,149

Long-term liabilities:
Long-term bank loan	14,448,790	15,145,266
Amount due to a director	4,834,030	7,281,993
Obligation under finance lease	25,811	35,599

Total liabilities	23,210,397	25,522,007

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 100,000,000 shares authorized; no shares issued and outstanding	–	–
Common stock, $0.001 par value; 1,000,000,000 shares authorized; 512,682,393 shares issued and outstanding, as of April 30, 2014 and October 31, 2013	512,683	512,683
Additional paid-in capital	41,442,312	35,088,677
Accumulated other comprehensive loss	(967,062)	(343,534)
(Accumulated loss) retained earnings	(33,815)	963,471
	40,954,118	36,221,297
Non-controlling interest	(169,997)	–

Total stockholders’ equity	40,784,121	36,221,297

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$63,994,518	$61,743,304

See accompanying notes to condensed consolidated financial statements.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended April 30,		Six months ended April 30,
	2014	2013	2014	2013
Revenues, net:
Software business	–	–	$–	$1,629,052
Plantation business	80,152	38,128	144,161	99,171
Rental income	803,909	29,542	941,560	29,542
Total revenues, net	884,061	67,670	1,085,721	1,757,765

Cost of revenues,	(132,251)	(40,748)	(230,298)	(66,544)

Gross profit	751,810	26,922	855,423	1,691,221

Operating expenses:
General and administrative	(779,610)	(258,210)	(1,246,300)	(734,203)

(Loss) income from operations	(27,800)	(231,288)	(390,877)	957,018

Other (expense) income
Dividend income	–	–	–	26,138
Realized (loss) gain from sale of available-for-sale securities	–	–	–	(362,099)
Interest income	1,033	1	16,266	1
Interest expense	(280,571)	(18,474)	(574,939)	(18,474)
Other income	2,122	6,817	8,556	6,817

(Loss) income before income taxes	(305,216)	(242,944)	(940,994)	609,401

Income tax expense	(4,504)	(62,702)	(9,258)	(339,691)

NET (LOSS) INCOME	$(309,720)	$(305,646)	$(950,252)	$269,710

Less: Net income attributable to non-controlling interest	–	–	(47,034)	–

NET (LOSS) INCOME ATTRIBUTABLE TO THE COMPANY	$(309,720)	$(305,646)	$(997,286)	$269,710

Other comprehensive income (loss):
- Foreign exchange adjustment gain (loss)	527,703	309,541	(623,528)	385,623

COMPREHENSIVE INCOME (LOSS)	$217,983	$3,895	$(1,620,814)	$655,333

Net (loss) income per share – Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$0.00

Weighted average common stock outstanding – Basic and diluted	512,682,393	512,682,393	512,682,393	512,682,393

See accompanying notes to condensed consolidated financial statements.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Six months ended April 30,
	2014	2013
Cash flows from operating activities:
Net (loss) income	$(950,252)	$269,710
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	346,688	30,855
Impairment loss on advances to suppliers	448,917	–
Gain on disposal of property, plant and equipment	(11,306)
Realized loss from sale of available-for-sale securities	–	362,099
Changes in operating assets and liabilities:
Accounts receivable	(668,985)	26,110
Advances to suppliers	–	(795,998)
Deposits and other receivables	(14,153)	(48,177)
Accounts payable	5,042	1,853
Income tax payable	(21,298)	273,569
Accrued liabilities and other payables	915,430	529,437
Net cash provided by operating activities	50,083	649,458

Cash flows from investing activities:
Proceeds from sale of marketable securities	–	6,337,361
Proceeds from non-controlling interest	6,187,551	–
Purchase of property, plant and equipment	(1,528)	(22,407)
Payment on land, commercial buildings and plantation purchase	–	(25,318,899)
Net cash provided by (used in) investing activities	6,186,023	(19,003,945)

Cash flows from financing activities:
Advances from (repayment to) a director	(2,205,637)	5,031,752
Proceeds from bank loans	–	12,920,592
Repayments on bank loans	(174,965)	–
Payments on finance lease	(1,647)	(4,175)
Net cash (used in) provided by financing activities	(2,382,249)	17,948,169

Foreign currency translation adjustment	(98,022)	(14,048)
NET CHANGE IN CASH AND CASH EQUIVALENTS	3,755,835	(420,366)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	659,647	1,336,849

CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,415,482	$916,483

Cash paid for income tax	$–	$54,354
Cash paid for interest	$557,481	$18,474

See accompanying notes to condensed consolidated financial statements.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED APRIL 30, 2014 AND 2013

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

In the opinion of management, the consolidated balance sheet as of October 31, 2013 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended April 30, 2014 are not necessarily indicative of the results to be expected for the entire fiscal year ending October 31, 2014 or for any future period.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended October 31, 2013.

NOTE – 2 ORGANIZATION AND BUSINESS BACKGROUND

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

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED APRIL 30, 2014 AND 2013

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Summary of the Company’s subsidiaries

	Name of entities	Place of incorporation	Date of incorporation	Issued capital	Nature of business

1.	Union Hub Technology Sdn. Bhd. (“UHT”)	Malaysia	February 22, 2008	1,000,000 issued shares of ordinary shares of MYR 1 each	Provision of IT consulting and programming services and distributing consumer products

2.	Power Green Investments Limited (“PGIL”)	British Virgin Islands	July 13, 2011	1 issued share of US$ 1 each	Inactive operation

3.	PGCG Properties Investment Limited (“PPIL”)	British Virgin Islands	September 1, 2011	1 issued share of US$ 1 each	Inactive operation

4.	Virtual Setup Sdn. Bhd. (“VSSB”)	Malaysia	July 17, 2010	2 issued shares of ordinary shares of MYR 1 each	Operation of Oil Palm plantation

5.	PGCG Assets Holdings Sdn. Bhd. (“PGCG Assets”)	Malaysia	March 21, 2012	2,000,000 issued shares of ordinary shares of MYR 1 each	Investment in land & buildings

6.	PGCG Development Sdn. Bhd. (“PGCG Development”)	Malaysia	March 21, 2012	250,000 issued shares of ordinary shares of MYR 1 each	Inactive operation

7.	PGCG Plantations Sdn. Bhd. (“PGCG Plantation”)	Malaysia	October 4, 2011	2 issued shares of ordinary shares of MYR 1 each	Holding company of VSSB

8.	Max Trend International Limited (“Max Trend”)	Hong Kong	August 19, 2010	2 issued shares of ordinary shares of HK$ 1 each	Holding company of Max Trend WFOE

9.	Shenzhen Max Trend Green Energy Company Limited (Max Trend WOFE) (“SMTG”)	The People’s republic of china (“PRC”), Shenzhen	July 7, 2011	RMB 1,000,000	Castor cultivation, advisory services, and trading

10.	Dunford Corporation Sdn. Bhd	Malaysia	October 4, 1990	242,000 issued shares of ordinary shares of MYR 1 each	Property holding land

11.	Impiana Maksima Sdn. Bhd.	Malaysia	March 15, 2013	2 issued shares of ordinary shares of MYR 1 each	Property development

12.	PGCG Constructions Sdn. Bhd.	Malaysia	April 16, 2013	2 issued shares of ordinary shares of MYR 1 each	Construction of properties

13.	Fiesta Senada Sdn Bhd	Malaysia	November 20, 2012	2 issued shares of ordinary shares of MYR 1 each	Dormant

PGCG and its subsidiaries are hereinafter referred to as (the “Company”).

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED APRIL 30, 2014 AND 2013

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

	April 30, 2014	October 31, 2013
Bank balances held by financial institutions located in:
Malaysia	$4,286,115	$515,023
Hong Kong	10,383	10,433
The PRC	117,671	132,231
	4,414,169	657,687
Cash on hand in Malaysia	1,313	1,960
	$4,415,482	$659,647

As of April 30, 2014, the amount of cash held by our PRC subsidiary in China was $117,671, of which $0 is free of restriction and $117,671 is restricted.

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

FOR THE SIX MONTHS ENDED APRIL 30, 2014 AND 2013

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

To date, all castor oil seeding relating to these advances have not delivered and the Company has considered for any estimated losses resulting from such non-delivery. The Company will take further actions and exhaust all means of collection of such advances, including seeking legal resolution in a court of law. At April 30, 2014 and October 31, 2013, the allowance for doubtful accounts totaled $893,428 and $441,953, respectively.

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

Depreciation expense for the three months ended April 30, 2014 and 2013 was $172,877 and $15,647, respectively.

Depreciation expense for the six months ended April 30, 2014 and 2013 was $346,688 and $30,855, respectively.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED APRIL 30, 2014 AND 2013

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Policy for Capitalizing Development Cost

The cost of buildings and improvements includes the purchase price of property, legal fees and other acquisition costs. Costs directly related to planning, developing, initial leasing and constructing a property are capitalized and classified as Real Estate in the consolidated balance sheets. Capitalized development costs include interest, and other direct project costs incurred during the period of development. As of April 30, 2014, there was no such capitalized interest.

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

FOR THE SIX MONTHS ENDED APRIL 30, 2014 AND 2013

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

FOR THE SIX MONTHS ENDED APRIL 30, 2014 AND 2013

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

(d) Rental income

The Company generally leases the units under operating leases with terms of two years or less. During the first quarter, the Company signed a twenty year lease covering the majority of its 15 story building. For the six months ended April 30, 2014 and 2013, we have recorded $941,560 and $29,542 in lease revenue, based upon its annual rental over the life of the lease under operating lease, using the straight-line method in accordance with ASC Topic 970-605, “Real Estate – General – Revenue Recognition” (“ASC Topic 970-605”).

As of April 30, 2014, the commercial buildings for lease are as follows:

Name of Commercial building	Number of units (by floor)	Footage area (square feet)	Vacancy percentage
Megan Avenue	12	19,987	67%
Menara CMY	15	91,848	0%

We expect to record approximately $2.01 million in annual lease revenue under the operating lease arrangements in the next twelve months through April 30, 2015.

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

FOR THE SIX MONTHS ENDED APRIL 30, 2014 AND 2013

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

FOR THE SIX MONTHS ENDED APRIL 30, 2014 AND 2013

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

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the period ended April 30,
	2014	2013
Period-end RMB : US$1 exchange rate	6.15920	6.28860
Period-average RMB : US$1 exchange rate	6.12897	6.28867
Period-end HK$ : US$1 exchange rate	7.75290	7.75850
Period-average HK$ : US$1 exchange rate	7.75627	7.75153
Period-end MYR : US$1 exchange rate	3.26090	3.08300
Period-average MYR : US$1 exchange rate	3.27270	3.06232

•	Related parties

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

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. During the period ended April 30, 2014, the Company operates in four reportable operating segments in Malaysia and China.

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

FOR THE SIX MONTHS ENDED APRIL 30, 2014 AND 2013

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

•	Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

NOTE – 4 NON-CONTROLLING INTEREST

On January 1, 2014, the Company’s subsidiaries, PGCG Assets was indebted to UHT in the amount of RM106,278,357, or approximately US$32,591,725.  On January 20, 2014, PGCG Assets issued to UHT 800,000 shares of its Common Stock in exchange for a reduction of the outstanding principal amount of the loan in the amount of RM 86,278,360, or approximately US$26,458,450.    PGCG Assets intends to repay the remaining balance of RM 20,000,000 in cash within one month.  PGCG Assets is a wholly owned subsidiary of UHT, and UHT is a wholly owned subsidiary of Prime Global Capital Group Incorporated, a Nevada corporation.

On January 20, 2014, PGCG Assets sold and issued to an unaffiliated third party 200,000 shares of its Common Stock at a price of RM 100 per share, for aggregate consideration of RM20,000,000, or approximately US$ 6,133,276.  PGCG Assets expects to receive net proceeds of approximately RM20,000,000, or approximately US$ 6,133,276 from the sale of its securities and intends to use the net proceeds for general corporate purposes, including repayment of the loan made by UHT.

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

Non-controlling interests are recorded at fair value, in accordance with the provisions of ASC Topic 810, “Consolidation ”,  and are reported as a component of the equity, separate from the Company’s equity.  Sale of subsidiary shares that do not result in a change of control is accounted for as an equity transaction.  Results of operations attributable to the non-controlling interests has been included in the consolidated results of operations from February 1, 2014.

NOTE – 5 AMOUNT DUE TO RELATED PARTIES

	April 30, 2014	October 31, 2013
Current portion:
Amounts due to related parties, which were unsecured, interest-free and repayable on demand,
Mr. Pua Woi Khang, a subsidiary’s director	$304,774	$305,289

Non-current portion:
Amount due to a related party, where was unsecured, interest-free and not expected to be repaid in the next twelve months
Mr. Weng Kung Wong, the Company’s director	$4,834,030	$7,281,993

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED APRIL 30, 2014 AND 2013

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE – 6 ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consist of the following:

	April 30, 2014	October 31, 2013

Accrued operating expenses	$70,164	$198,568
Accrued interest expense	17,521	110,094
Rental deposits paid by tenants	378,581	45,041
Utilities deposits paid by tenants	187,390	–
Deposits received from potential investor	613,328	–
Potential tax penalty liability	50,000	50,000
Other payable	16,221	20,556
	$1,333,205	$424,259

NOTE – 7 BANK LOANS

	April 30, 2014	October 31, 2013
Bank loans from financial institutions in Malaysia,
Hong Leong Bank Berhad	$12,110,480	$12,670,809
RHB Bank Berhad	2,966,433	3,103,164
	15,076,913	15,773,973
Less: current portion	(628,123)	(628,707)
Bank loans, net of current portion	$14,448,790	$15,145,266

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

FOR THE SIX MONTHS ENDED APRIL 30, 2014 AND 2013

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

As of April 30, 2014, the minimum future payments of the aggregate bank borrowings in the next five years and thereafter are as follows:

Year ending April 30:
2015	$628,123
2016	671,096
2017	717,745
2018	768,383
2019	823,354
Thereafter	11,468,212

Total:	$15,076,913

For the three months ended April 30, 2014, the lending rate is 6.6% per annum.

NOTE – 8 OBLIGATION UNDER FINANCE LEASE

The Company purchased motor vehicle under a finance lease agreement with the effective interest rate of 6.58% per annum, due through July 21, 2017, with principal and interest payable monthly. The obligation under the finance lease is as follows:

	April 30, 2014	October 31, 2013

Finance lease	$53,177	$48,000
Less: interest expense	(9,759)	(1,388)

Net present value of finance lease	$43,418	$46,612

Current portion	$17,607	$11,013
Non-current portion	25,811	35,599

Total	$43,418	$46,612

As of April 30, 2014, the maturities of the finance lease for each of the five years are as follows:

Years ending April 30:
2015	$17,607
2016	10,649
2017	9,991
2018	5,171

Total	$43,418

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED APRIL 30, 2014 AND 2013

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE – 9 INCOME TAXES

The local (United States) and foreign components of (loss) income before income taxes were comprised of the following:

	Six months ended April 30,
	2014	2013
Tax jurisdictions from:
– Local	$(39,876)	$(139,192)
– Foreign, representing:
Malaysia	(432,161)	785,272
Hong Kong	(51)	(51)
The PRC	(468,906)	(36,628)
(Loss) income before income taxes	$(940,994)	$609,401

Provision for income taxes consisted of the following:

	Six months ended April 30,
	2014	2013
Current:
– Local	$–	$–
– Foreign, representing:
BVI	–	–
Malaysia	9,258	339,691
Hong Kong	–	–
The PRC	–	–

Deferred:
– Local	–	–
– Foreign	–	–
Income tax expense	$9,258	$339,691

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. During the periods presented, the Company has a number of subsidiaries that operates in different countries and is subject to tax in the jurisdictions in which it subsidiaries operate, as follows:

United States of America

PGCG is registered in the State of Nevada and is subject to United States of America tax law. As of April 30, 2014, the operations in the United States of America incurred $64,008 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2034, if unutilized. The Company has provided for a full valuation allowance of $22,403 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The Company has adopted ASC 740-10 “Accounting for Income Taxes” and recorded a liability for an uncertain income tax position, tax penalties and any imputed interest thereon. The amount, recorded as an obligation, is $50,000 at April 30, 2014.

British Virgin Islands

Under the current BVI law, the Company’s subsidiaries are not subject to tax on income. No provision for income tax is required due to operating loss incurred.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED APRIL 30, 2014 AND 2013

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

The PRC

SMTG is subject to the Corporate Income Tax governed by the Income Tax Law of the People’s Republic of China with a unified statutory income tax rate of 25%. No provision for income tax is required due to operating loss incurred during the three and six months ended April 30, 2014.

Malaysia

All of the Company’s subsidiaries operating in Malaysia subject to the Malaysia Corporate Tax Laws at a progressive income tax rate starting from 20% on the assessable income for its tax year. A reconciliation of (loss) income before income taxes to the effective tax rate as follows:

	Six months ended April 30,
	2014	2013

(Loss) income before income taxes	$(432,161)	$785,272
Statutory income tax rate	20%	20%
Income tax at statutory tax rate	(86,432)	157,054
Tax effect of non-deductible expenses	15,021	78,522
Tax effect of tax allowances	–	(1,970)
Tax adjustment	–	60,615
Net operating loss	80,669	45,470
Income tax expense	$9,258	$339,691

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of April 30, 2014 and October 31, 2013:

	April 30, 2013	October 31, 2013
Deferred tax assets:
Capital loss	$44,199	$44,199
Net operating loss carryforwards
- United States of America	22,403	8,446
- Hong Kong	874	865
- The PRC	4,997	–
Total deferred tax assets	72,473	53,510
Less: valuation allowance	(72,473)	(53,510)
Deferred tax assets	$–	$–

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED APRIL 30, 2014 AND 2013

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE – 10 STOCKHOLDERS’ EQUITY

As of April 30, 2014, the number of shares of the Company’s common stock issued and outstanding is 512,682,393 shares. There are no shares of preferred stock issued and outstanding.

NOTE – 11 RELATED PARTY TRANSACTIONS

For the three and six months ended April 30, 2014 and 2013, the Company leased an office premise at the current market value of $9,166 and $4,870 from a related company, respectively, which is controlled by the director and chief executive officer of the Company, Mr. Weng Kung Wong in the normal course of business.

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 3). The Company had no inter-segment sales for the periods presented. Summarized financial information concerning the Company’s reportable segments is shown as below:

	Three months ended April 30, 2014
	Software Business	Trading Business	Plantation Business	Real Estate Business	Corporate	Total
Revenues, net	$–	$–	$80,152	$803,909	$–	$884,061
Cost of revenues	–	–	(57,919)	(74,332)	–	(132,251)
Gross profit	–	–	22,233	729,577	–	751,810
Depreciation	1,027	–	4,425	157,864	9,561	172,877
Net income (loss)	(1,010)	–	(439,770)	284,572	(153,512)	(309,720)
Total assets	11,500	–	7,709,011	56,157,563	116,444	63,994,518
Expenditure for long-lived assets	$–	$–	$–	$–	$–	$–

	Three months ended April 30, 2013
	Software Business	Trading Business	Plantation Business	Real Estate Business	Corporate	Total
Revenues, net	$–	$–	$38,128	$29,542	$–	$67,670
Cost of revenues	–	–	(40,748)	–	–	(40,748)
Gross profit	–	–	(2,620)	29,542	–	26,922
Depreciation	1,046	–	4,664	346	9,591	15,647
Net income (loss)	734,840	–	(20,521)	(227,160)	(792,805)	(305,646)
Total assets	24,713	–	9,198,213	51,943,995	141,732	61,308,653
Expenditure for long-lived assets	$–	$–	$–	$–	$22,407	$22,407

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED APRIL 30, 2014 AND 2013

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Six months ended April 30, 2014
	Software Business	Trading Business	Plantation Business	Real Estate Business	Corporate	Total
Revenues, net	$–	$–	$144,161	$941,560	$–	$1,085,721
Cost of revenues	–	–	(89,217)	(141,081)	–	(230,298)
Gross profit	–	–	54,944	800,479	–	855,423
Depreciation	2,059	–	8,853	316,601	19,175	346,688
Net income (loss)	(7,704)	–	(440,776)	(168,259)	(333,513)	(950,252)
Total assets	11,500	–	7,709,011	56,157,563	116,444	63,994,518
Expenditure for long-lived assets	$–	$–	$–	$–	$1,528	$1,528

	Six months ended April 30, 2013
	Software Business	Trading Business	Plantation Business	Real Estate Business	Corporate	Total
Revenues, net	$1,629,052	$–	$99,171	$29,542	$–	$1,757,765
Cost of revenues	(13,732)	–	(52,812)	–	–	(66,544)
Gross profit	1,615,320	–	46,359	29,542	–	1,691,221
Depreciation	2,106	–	9,383	346	19,020	30,855
Net income (loss)	1,594,193	–	(29,460)	(227,160)	(1,067,863)	269,710
Total assets	24,713	–	9,198,213	51,943,995	141,732	61,308,653
Expenditure for long-lived assets	$–	$–	$–	$25,318,899	$22,407	$25,341,306

All long-lived assets are located in Malaysia.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED APRIL 30, 2014 AND 2013

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

(b)	Geographic segment reporting

In respect of geographical segment reporting, sales are based on the countries in which the customer is located, as follows:

	Three months ended April 30,
	2014	2013
Revenues, net
Malaysia	$884,061	$67,670
The PRC	–	–
Total revenues, net	$884,061	$67,670

	Six months ended April 30,
	2014	2013
Revenues, net
Malaysia	$1,085,721	$1,748,077
The PRC	–	9,688
Total revenues, net	$1,085,721	$1,757,765

As of April 30, 2014, no net assets were held by our PRC subsidiary, since it suffered from capital deficit of $42,027.

As of October 31, 2013, the amount of net assets held by our PRC subsidiary was $426,531, of which approximately $384,000 is free of restriction and $42,531 is restricted.

NOTE – 13 CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a) Major customers

For the three months ended April 30, 2014 and 2013, the customer who accounted for 10% or more of the Company’s revenues is presented as follows:

		Three months ended April 30, 2014		April 30, 2014
	Business segment	Revenues	Percentage of revenues	Trade accounts receivable

Customer H	Real Estate	$735,018	83%	$653,577
Customer I	Plantation	80,152	9%	11,857
Total:		$815,170	92%	$665,434

		Three months ended April 30, 2013		April 30, 2013
	Business segment	Revenues	Percentage of revenues	Trade accounts receivable

Customer C	Plantation	$38,128	56%	$12,562
Customer G	Real estate	25,971	38%	–
Total:		$64,099	94%	$12,562

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED APRIL 30, 2014 AND 2013

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

For the six months ended April 30, 2014 and 2013, the customer who accounted for 10% or more of the Company’s revenues is presented as follows:

		Six months ended April 30, 2014		April 30, 2014
	Business segment	Revenues	Percentage of revenues	Trade accounts receivable

Customer H	Real Estate	$819,278	75%	$653,577
Customer I	Plantation	144,161	13%	11,857
Total:		$963,439	88%	$665,434

		Six months ended April 30, 2013		April 30, 2013
	Business segment	Revenues	Percentage of revenues	Trade accounts receivable

Customer D	Software	$486,962	28%	$–
Customer E	Software	486,962	28%	–
Customer F	Software	649,283	37%	–
Total:		$1,632,207	93%	$–

All customers are located in Malaysia.

(b) Major vendors

For the three months ended April 30, 2014, the vendor who accounted for 10% or more of the Company’s purchases is presented as follows:

	Three months ended April 30, 2014		April 30, 2014
	Purchase	Percentage of purchase	Trade accounts payable

Vendor E	$10,518	18%	$–
Vendor F	18,929	33%	–
Total:	$29,447	51%	$–

For the three months ended April 30, 2013, there was one single vendor who represented 17% of the Company’s purchases amounting to $6,825 with $0 of accounts payable at that date.

For the six months ended April 30, 2014 and 2013, the vendor who accounted for 10% or more of the Company’s purchases is presented as follows:

	Six months ended April 30, 2014		April 30, 2014
	Purchase	Percentage of purchase	Trade accounts payable

Vendor E	$18,874	20%	$–
Vendor F	33,737	36%	–
Total:	$52,611	56%	$–

	Six months ended April 30, 2013		April 30, 2013
	Purchase	Percentage of purchase	Trade accounts payable

Vendor C	$13,732	21%	$–
Vendor D	8,575	13%	–
Total:	$22,307	34%	$–

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED APRIL 30, 2014 AND 2013

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

The Company’s interest-rate risk arises from bank loans and finance leases. The Company manages interest rate risk by varying the issuance and maturity dates variable rate debt, limiting the amount of variable rate debt, and continually monitoring the effects of market changes in interest rates. As of April 30, 2014, bank loans and finance leases were at fixed rates.

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

NOTE – 14 COMMITMENTS AND CONTINGENCIES

(a) Operating lease commitment

The Company leases certain office premises, staff quarter and palm oil land under operating leases that expire at various dates through 2014. The leases, which cover periods from one to two years, generally provide for renewal options at specified rental amounts.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED APRIL 30, 2014 AND 2013

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Aggregate rent expenses for the three months ended April 30, 2014 and 2013 were $4,570 and $2,461. Aggregate rent expenses for the six months ended April 30, 2014 and 2013 were $9,166 and $4,870.

As of April 30, 2014, the Company has future minimum rental payments of $14,567 due under various operating leases in the next twelve months.

(b) Capital commitment

As of April 30, 2014, the Company does not anticipate any significant future contingent payment in the next twelve months.

NOTE – 15 SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after April 30, 2014 up through the filing date of these condensed consolidated financial statements. During the period, the Company did not have any material recognizable subsequent events.

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

Overview

During the six months ended April 30, 2014, we had four business segments: (i) the provision of IT consulting, programming and website development services; (ii) our oilseeds business; (iii) our real estate business and (iv) the distribution of consumer products. Our oilseeds and real estate businesses accounted for all of our revenues for the six months ended April 30, 2014. We did not generate any revenues from the distribution of consumer products or from our software business segment during such period. Summarized financial information regarding each revenue generating segment for the six months ended April 30, 2014 is as follows:

	Six months ended April 30, 2014
	Software Business	Trading Business	Plantation Business	Real Estate Business	Corporate	Total

Revenues, net	$–	$–	$144,161	$941,560	$–	$1,085,721
Cost of revenues	–	–	(89,217)	(141,081)	–	(230,298)
Gross profit	–	–	54,944	800,479	–	855,423
Depreciation	2,059	–	8,853	316,601	19,175	346,688
Net loss	(7,704)	–	(440,776)	(168,259)	(333,513)	(950,252)
Total assets	11,500	–	7,709,011	56,157,563	116,444	63,994,518
Expenditure for long-lived assets	$–	$–	$–	$–	$1,528	$1,528

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

Fluctuating Revenues

In focusing on our real estate and oilseeds business segments, we significantly decreased our investment in our consumer product distribution operations and our software business activities. As a result, we did not generate any revenue from our consumer product business segment during the six months ended April 30, 2014, and do not expect this business segment to generate significant revenues in the near future.

We had also expected our software business segment to account for a decreasing share of our net revenue on a going forward basis. However, we find that our software revenue may fluctuate significantly depending upon the availability of immediate sales opportunities thus making it difficult for us to predict future software related revenue. For example, our sales consulting/website development activities did not generate any revenue for each of the six months ended April 30, 2014, and the three months ended April 30, 2014 and 2013, but accounted for approximately 92.7% of our net revenue for the six months ended April 30, 2013.

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

Management is focused on the maintenance and operation of its oil palm plantation in Malaysia. Management believes that the value of its oil palm plantation has increased since its acquisition, and while it has not pursued any discussions or received any formal offers regarding the sale of its plantation, it may consider sales offers in the future if a sale would maximize return to its investors.

Challenges From Our Real Estate Operations

Commercial Buildings

We expect demand for commercial property to remain steady and positive for calendar 2014. As a result, we do not anticipate significant challenges in leasing out or 12 story and 15 story commercial buildings.

We generate rental income from our 12 story and 15 story commercial properties and anticipate generating income from the sale of developed properties. As April 30, 2014, 8 of the 12 stories of our 12 story building have been leased to tenants at market rates. Most of these tenants are parties to two-year leases. We expect to generate approximately $193,350 of gross rental income on an annualized basis from our 12 story building based upon full occupancy of our 12 story building at prevailing market rates.

On December 18, 2013, we leased the entirety of our 15 story commercial building to a tenant that intends to convert the building and operate it as a business hotel. As part of the lease transaction, we assigned to such tenant all of our rights and benefits as a landlord under a separate Rental Agreement previously made between us and a retailer located on the first floor of such building. The initial term of the lease is twenty (20) years, expiring November 30, 2033, with a one-time option to renew for an additional ten (10) year period. The monthly rental rate is RM550,000 (approximately US$168,665) for the first three years. Thereafter, the rental rate shall be increased to the then prevailing market rate or in increments of 5%-10% every three-year period, whichever is higher. We expect to generate approximately $2,023,980 annually in rental income from this tenant.

Residential Property Development

The Selangor state government has imposed a freeze on development approvals affecting the land on which our Shah Alam 2 Eco Residential Development project will be situated in connection with a legal dispute with a township developer. We have made an appeal to the state government to approve our development order based upon the fact that we are the rightful landowner and should not be affected by the legal dispute between the state government and the township developer. The township developer recently filed for an extension of time until August 2014 for its case hearing. As a result, we have also extended our projected development timeline.

If we can successfully secure our development order in the third quarter of 2014, we hope to submit building plans in the forth calendar quarter of 2014 and commence construction in the first calendar quarter of 2015.  We hope to complete construction by the end of calendar 2020.  We intend to commence sales activities in the second calendar quarter of 2015. There is no assurance that we will be able to successfully secure a development order by the third quarter of 2014 or at all. If we are unable to secure such an order, we will be unable to develop our Shah Alam 2 Eco Residential Project, which would materially and adversely affect our business plan, results of operations and financial condition.

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

Approval to Initiate Uplisting Process

On December 12, 2011, our board of directors approved, authorized and directed our officers to initiate the process for listing shares of the Company’s common stock on one or more U.S. national securities exchanges including the NYSE Amex Equities Exchange. We have elected to delay uplisting efforts until the end of calendar year 2015 to focus on implementing our business plan.

Results of Operations

Comparison of the three months ended April 30, 2014 and April 30, 2013

The following table sets forth certain operational data for the three months ended April 30, 2014, compared to the three months ended April 30, 2013:

	For the Three Months Ended April 30,		$	%
	2014	2013	Change	Change

Net Revenues	$884,061	$67,670	$816,391	1206.4%
Software sales	–	–	–	–
Plantation sales	80,152	38,128	42,024	110.2%
Rental income	803,909	29,542	774,367	2621.2%
Product sales	–	–	–	–
Total cost of revenue	(132,251)	(40,748)	91,503	224.6%
Software sales	–	–	–	–
Plantation sales	(57,919)	(40,748)	17,171	42.1%
Rental income	(74,332)	–	74,332	100.0%
Product sales	–	–
Gross profit	751,810	26,922	724,888	2692.5%
General and administrative expenses	(779,610)	(258,210)	521,400	201.9%
Other (expense) income, net	(277,416)	(11,656)	265,760	2280%
(Loss) income before income taxes	(305,216)	(242,944)	62,272	25.6%
Income tax expense	(4,504)	(62,702)	(58,198)	(92.8%	)
Net (loss) income	(309,720)	(305,646)	4,074	1.3%

Net Revenue. We generated net revenue of $884,061 and $67,670 for the three months ended April 30, 2014 and 2013, respectively. The increase in net revenue for the quarter ended April 30, 2014, is attributable to the significant increase in rental income resulting from the rental of our commercial properties.

For the three months ended April 30, 2014, our oilseeds and real estate businesses accounted for approximately 9.1% and 90.9% of our net revenue. We did not generate any revenue from our software and consumer product distribution business segments. For the same period ended April 30, 2013, our oilseeds and real estate businesses accounted for approximately 56.3% and 43.7% of our net revenue. We did not generate any revenue from our software and consumer product distribution business segments.

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

We did not derive any revenue from product sales in three months ended April 30, 2014 and 2013. On a going forward basis, we expect to make product sales only as such opportunities may arise. Accordingly, we do not expect product sales to account for a significant portion of our net revenues.

Cost of Revenue. Our cost of revenue as a percentage of net revenue was approximately 15% for the three months ended April 30, 2014, with our oilseeds and real estate accounting for 43.8% and 56.2% of our cost of revenues. Cost of revenue in 2014 consisted primarily of the costs related to our real estate business such as interest, depreciation and maintenance and costs related to the palm oil business such as rental on plantation land, material supplies and subcontracting costs incurred for planting, fertilizing and harvesting the palm oil tree. Shipping and handling costs associated with the distribution of fresh fruit bunches to the customers are also included in cost of revenues.

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

While our cost of revenue increased from $40,748 for the three months ended April 30, 2013, to $132,251 for the same period ended April 30, 2014, cost of revenue expressed as a percentage of net revenue decreased from 60.2% to 15% between the two periods. The decrease is primarily attributable to the higher cost of revenue associated with our oilseeds revenue (excluding consulting based revenue) as compared to the lower cost of revenue associated with real estate revenues.

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

Gross Profit. We achieved a gross profit of $751,810 for the three months ended April 30, 2014, as compared to $26,922 for the three months ended April 30, 2013. As of April 30, 2014, our real estate and oilseeds operations accounted for approximately 27.7% and 90.8% of our gross profit. All of our gross profit for the three-month period ended April 30, 2013, is attributable to our real estate operations as our oilseeds business segment experienced a gross loss of $2,620. The increase in gross profit is primarily attributable to more harvest from palm oil plantation and improved occupancy rate in real estate operations for the three months ended April 30, 2014.

We expect gross profit derived from our oilseeds and real estate businesses to gradually increase as those segments develop and the oil palm market recovers. We expect gross profits attributable to our software business to fluctuate according to the availability of immediate sales opportunities. We do not expect our trading business segment to contribute significantly to our gross profit.

General and Administrative Expenses (“G&A”). We incurred G&A expenses of $779,610 for the three months ended April 30, 2014. This represents an increase of $521,400, as compared to $258,210 for the three months ended April 31, 2013. The increase in G&A is primarily attributable to the impairment loss on the advances to suppliers in oilseed operations.

We did not make any significant investments in our consumer goods and software businesses during three months ended April 30, 2014 and 2013. We did not generate sales from our consumer goods and software business segments in the three months ended April 31, 2014 and 2013. We expect to continue relying on the personal relationships of our executive officers and directors in generating sales on a going forward basis and do not expect our consumer goods and software business segments to contribute significantly to our G&A expenses.

As a general matter, we expect our G&A to increase in the foreseeable future as we begin development of our real estate assets. G&A as a percentage of net revenue was approximately 88.2% and 381.6% for the three months ended April 30, 2014 and 2013, respectively. The decrease in the percentage of G&A as a percentage of net revenue is attributable to the increase in our real estate revenue for the three months ended April 30, 2014.

Other Income (Expense), net. We incurred net other expense of $277,416 for the three months ended April 30, 2014, as compared to net other expense of $11,656 for the three months ended January 31, 2013. Net other expense for the three months ended April 30, 2014, consisted primarily of interest expense from our bank loans.

Income Tax Expense. We recorded income tax of $4,504 for the three months ended April 30, 2014, as compared to $62,702 for the same period ended April 30, 2013. The decrease is primarily attributable to the reduction of in operating profit. For the three months ended April 30, 2014, we incurred a loss before income taxes of $305,216, as compared to a loss before income taxes of $242,944 for the same period ended April 30, 2013.

Comparison of the six months ended April 30, 2014 and April 30, 2013

The following table sets forth certain operational data for the six months ended April 30, 2014, compared to the six months ended April 30, 2013:

	For the Six Months Ended April 30,		$	%
	2014	2013	Change	Change
Net Revenues	$1,085,721	$1,757,765	$(672,044)	(38.2%	)
Software sales	–	1,629,052	(1629,052)	(100%	)
Plantation sales	144,161	99,171	44,990	45.4%
Rental income	941,560	29,542	912,018	30.9%
Product sales	–	–	–	–
Total cost of revenue	(230,298)	(66,544)	163,754	246.1%
Software sales	–	(13,732)	(13,732)	(100%	)
Plantation sales	(89,217)	(52,812)	36,405	68.9%
Rental income	(141,081)	–	141,081	100%
Product sales	–	–	–	–
Gross profit	855,423	1,691,221	(835,798)	(49.4%	)
General and administrative expenses	(1,246,300)	(734,203)	512,097	69.7%
Other income, net (expense)	(550,117)	(347,617)	202,500	(58.3%	)
Income (loss) before income taxes	(940,994)	609,401	(1,550,345)	(254.4%	)
Income tax expense	(9,258)	(339,691)	(330,433)	(97.3%	)
Net (loss) income	(950,252)	269,710	(1,219,962)	(452.3%	)

Net Revenue. We generated net revenue of $1,085,721 and $1,757,765 for the six months ended April 30, 2014 and 2013, respectively. The decrease in net revenue for the quarter ended April 30, 2014, is attributable to the lack of software revenue during that period as compared to $1,629,052 of software revenue generated during the six month period ended April 30, 2013.

For the six months ended April 30, 2014, our oilseeds and real estate businesses accounted for approximately 13.3% and 86.7% of our net revenue. We did not generate any revenue from our software and consumer product distribution business segments. For the same period ended April 30, 2013, software sales, plantation sales and rental income accounting for approximately 92.7%, 5.6% and 1.7%.

Our real estate related revenues are mainly derived from the tenants from our commercial buildings. Except with respect to revenue from software sales which may fluctuate unpredictably in the near future and assuming a resumption of trading castor seeds, we generally expect our oilseeds and real estate related revenues to gradually account for an increasing share of our net revenue in the future as those business segments continue to develop. If we discontinue trading of castor seeds, we expect our oilseeds revenues to stabilize absent acquisitions or other expansions of our oilseeds business.

We expect our software revenue to continue to fluctuate depending upon the availability of immediate sales opportunities.

We did not derive any revenue from product sales in six months ended April 30, 2014 and 2013. On a going forward basis, we expect to make product sales only as such opportunities may arise. Accordingly, we do not expect product sales to account for a significant portion of our net revenues.

Cost of Revenue. Our cost of revenue as a percentage of net revenue was 21.7% for the six months ended April 30, 2014, with our oilseeds and real estate accounting for 38.7% and 61.3% of our cost of revenues. Cost of revenue in 2014 consisted primarily of the costs related to our real estate business such as interest, depreciation and maintenance and costs related to the palm oil business such as rental on plantation land, material supplies and subcontracting costs incurred for planting, fertilizing and harvesting the palm oil tree. Shipping and handling costs associated with the distribution of fresh fruit bunches to the customers are also included in cost of revenues.

Our cost of revenue as a percentage of revenue was 3.8% for the six months ended April 30, 2013, with software sales and plantation sales accounting for approximately 20.6% and 79.4%, respectively. Cost of revenue for the six-month period ended April 30, 2013, consisted primarily of software purchase costs, costs of labor that are directly attributable to the sale of software and costs related to the palm oil business such as rental of plantation land, material supplies and subcontracting costs incurred for planting, fertilizing and harvesting the palm oil tree. Shipping and handling costs associated with the distribution of fresh fruit bunches to the customers are also included in cost of revenues. The increase is primarily attributable to the higher cost of revenue associated with our oilseeds revenue (excluding consulting based revenue) as compared to the lower cost of revenue associated with software derived revenues and consulting revenues.

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

Gross Profit. We achieved a gross profit of $855,423 for the six months ended April 30, 2014, as compared to $1,691,221 for the six months ended April 30, 2013. As of April 30, 2014, our real estate and oilseeds operations accounted for approximately 38.1% and 85% of our gross profit. Our software, oilseeds and real estate business segments accounted for approximately 95.5%, 2.7% and 1.8%, respectively, of our gross profit during the six month period ended April 30, 2013. The decrease in gross profit is primarily attributable to the lack of software revenue for the six months ended April 30, 2013, which were not fully offset by the increase in real estate and oilseeds revenues.

We expect gross profit derived from our oilseeds and real estate businesses to gradually increase as those segments develop and the oil palm market recovers. We expect gross profits attributable to our software business to fluctuate according to the availability of immediate sales opportunities. We do not expect our trading business segment to contribute significantly to our gross profit.

General and Administrative Expenses (“G&A”). We incurred G&A expenses of $1,246,300 for the six months ended April 30, 2014. This represents an increase of $512,097, as compared to $734,203 for the six months ended April 30, 2013. The increase in G&A is primarily attributable to the impairment loss on advances to suppliers in oilseed operations.

We did not make any significant investments in our consumer goods and software businesses during six months ended April 30, 2014 and 2013 and did not generate sales from our consumer goods and software businesses in the six months ended April 31, 2014 and 2013. We expect to continue relying on the personal relationships of our executive officers and directors in generating sales on a going forward basis and do not expect our consumer goods and software business segments to contribute significantly to our G&A expenses.

As a general matter, we expect our G&A to increase in the foreseeable future as we begin development of our real estate assets. G&A as a percentage of net revenue was approximately 114.3% and 41.8% for the six months ended April 30, 2014 and 2013, respectively. The increase in the percentage of G&A as a percentage of net revenue is attributable to the lack of software revenue for the six months ended April 30, 2014.

Other Income (Expense), net. We incurred net other expense of $550,117 for the six months ended April 30, 2014, as compared to net other expense of $347,617 for the six months ended April 30, 2013. Net other expense for the six months ended April 30, 2014, consisted primarily of interest expense from our bank loans offset by dividend and interest income.

Income Tax Expense. We recorded income tax of $9,258 for the six months ended April 30, 2014, as compared to $339,691 for the same period ended April 30, 2013. The decrease is primarily attributable to the reduction in operating profit. We incurred a loss before income taxes of $940,994 for the six months ended April 30, 2014 as compared to income before income taxes of $609,401 for the same period ended April 30, 2013. Tax expense as a percentage of income before income tax was approximately 55.7% for the six months ended April 30, 2013.

Liquidity and Capital Resources

As of April 30, 2014, we had cash and cash equivalents of $4,415,482. The increase in our cash and cash equivalents resulted from the sale of 10% of equity interests in PGCG Assets, our subsidiary, to an unaffiliated third party in consideration of approximately US $6,187,551. The terms of such sale were disclosed in our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 23, 2014.

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

	Six Months Ended
	4/30/2014	4/30/2013
Net cash provided by (used in) operating activities	50,083	649,458
Net cash provided by (used in) investing activities	6,186,023	(19,003,945)
Net cash (used in) provided by financing activities	(2,382,249)	17,948,169

Net Cash (Used In ) Provided By Operating Activities.

For the six months ended April 30, 2014, net cash provided by operating activities was $50,083, which consisted primarily of a net loss of $950,252, an increase in accrued liabilities and other payables of $581,610, an increase in accounts receivable of $668,985, an increase of rental deposits from tenants of $333,820 and depreciation of $346,688.

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

As we shift away from our product sales businesses, we expect cash derived from this segment to decrease. We expect software-derived revenue to continue to fluctuate based upon the availability of immediate sales opportunities. We anticipate cash from our oilseeds operating activities to increase as we focus on our oilseeds operations. We expect rental income from our real estate operations to stabilize now that our commercial buildings are fully occupied, which will be offset by the increased expenses associated with developing our residential projects. We expect to continue to rely on cash generated through private placements of our securities, however, to finance our operations and future acquisitions.

Net Cash Provided by (Used in) Investing Activities.

For the six months ended April 30, 2014, net cash provided by investing activities was $6,186,023, which was primarily attributable to proceeds from the sale of the securities of PGCG Assets of $6,187,551, offset by the purchase of property, plant and equipment of $1,528.

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

Net Cash (Used in) Provided By Financing Activities.

For the six months ended April 30, 2014, net cash used in financing activities was $2,382,249, consisting primarily of repayments to Weng Kung Wong, our Chief Executive Officer and director, of $2,205,637, repayments of $174,965 on outstanding bank loans and repayments on a finance lease of $1,647. Advances by Mr. Wong previously made to us were made on an interest-free, unsecured basis and are repayable on demand.

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

Contractual Obligations and Commercial Commitments

We had the following contractual obligations and commercial commitments as of April 30, 2014:

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Amount due to related parties	5,128,804	294,774	4,834,030	-	-
Operating lease obligations
Office premises	14,567	14,567	-	–	–
Commercial commitments
Bank loan repayment	15,076,913	628,123	1,388,841	1,591,737	11,468,212
Finance lease obligation	43,418	17,607	20,640	5,171	–
Total obligations	20,263,702	955,071	6,243,511	1,596,908	11,468,212

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

To date, all castor oil seeding relating to these advances have not delivered and the Company has considered for any estimated losses resulting from such non-delivery. The Company will take further actions and exhaust all means of collection of such advances, including seeking legal resolution in a court of law. At April 30, 2014 and October 31, 2013, the allowance for doubtful accounts totaled $893,428 and $441,953, respectively.

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

Depreciation expense for the three months ended April 30, 2014 and 2013 was $172,877 and $15,647, respectively.

Depreciation expense for the six months ended April 30, 2014 and 2013 was $346,688 and $30,855, respectively.

Policy for Capitalizing Development Cost

The cost of buildings and improvements includes the purchase price of property, legal fees and other acquisition costs. Costs directly related to planning, developing, initial leasing and constructing a property are capitalized and classified as Real Estate in the consolidated balance sheets. Capitalized development costs include interest, and other direct project costs incurred during the period of development. As of April 30, 2014, there was no such capitalized interest.

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

(d) Rental income

The Company generally leases the units under operating leases with terms of two years or less. During the first quarter, the Company signed a twenty year lease covering the majority of its 15 story building. For the six months ended April 30, 2014 and 2013, we have recorded $941,560 and $29,542 in lease revenue, based upon its annual rental over the life of the lease under operating lease, using the straight-line method in accordance with ASC Topic 970-605, “Real Estate – General – Revenue Recognition” (“ASC Topic 970-605”).

As of April 30, 2014, the commercial buildings for lease are as follows:

Name of Commercial building	Number of units (by floor)	Footage area (square feet)	Vacancy percentage
Megan Avenue	12	19,987	67%
Menara CMY	15	91,848	0%

We expect to record approximately $2.01 million in annual lease revenue under the operating lease arrangements in the next twelve months through April 30, 2015.

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

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the period ended April 30,
	2014	2013
Period-end RMB : US$1 exchange rate	6.15920	6.28860
Period-average RMB : US$1 exchange rate	6.12897	6.28867
Period-end HK$ : US$1 exchange rate	7.75290	7.75850
Period-average HK$ : US$1 exchange rate	7.75627	7.75153
Period-end MYR : US$1 exchange rate	3.26090	3.08300
Period-average MYR : US$1 exchange rate	3.27270	3.06232

•	Related parties

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

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. During the period ended April 30, 2014, the Company operates in four reportable operating segments in Malaysia and China.

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

ITEM 4                   Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures, subject to limitations as noted below, as of April 30, 2014, and during the period prior to and including the date of this report, were effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

Subject to the foregoing disclosure, there were no changes in our internal control over financial reporting that occurred during our last fiscal quarter ended April 30, 2014, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A                Risk Factors

None.

ITEM 2                   Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3                   Defaults upon Senior Securities

None.

ITEM 4                   Mine Safety Disclosures

Not applicable.

ITEM 5                   Other Information

None.

ITEM 6                   Exhibits

Exhibit No.	Name of Exhibit
2.1	Articles of Exchange (1)
2.2	Share Exchange Agreement, dated December 6, 2010, by and between Home Touch Holding Company, on the one hand, and Union Hub Technology Sdn. Bhn., Wooi Khang Pua and Kok Wai Chai, on the other hand (2)
2.3	Share Exchange Agreement, dated January 26, 2009, by and between Home Touch Holding Company and Home Touch Limited (3)
3.1	Amended and Restated Articles of Incorporation (1)
3.2	Amended and Restated Bylaws (4)
4.1	Form of common stock certificate (1)
10.1	Common Stock Purchase Agreement, dated December 6, 2010, by and among Home Touch Holding Company, Home Touch Limited, Up Pride Investments Limited and Magicsuccess Investments Limited (2)
10.2	Tenancy Agreement (Commercial), dated April 1, 2014, by and between PGCG Assets Holdings Sdn. Bhd. and Union Hub Technology Sdn.Bhd. *
10.3	Tenancy Agreement, dated April 1, 2014, by and between PGCG Assets Holdings Sdn. Bhd. and PGCG Development Sdn. Bhd.*
10.4	Lease Agreement, dated December 18, 2013, by and between PGCG Assets Holdings Sdn. Bhd. and Esquire Bayview Sdn. Bhd. (5)
10.5	Memorandum of Understanding For Cooperation In Castor Cultivation, dated December 8, 2011, by and between Prime Global Capital Group Incorporated and Mr. Wichai Samphantharat, Srira Cha Chief District Officer (6)
10.6	Letter of Appointment dated July 19, 2011, by and between Union Hub Technology Sdn. Bhd. and Weng Kung Wong (7)
10.7	Letter of Appointment dated July 19, 2011, by and between Union Hub Technology Sdn. Bhd. and Liong Tat Teh (7)
10.8	Letter of Appointment dated July 19, 2011, by and between Union Hub Technology Sdn. Bhd. and Sek Fong Wong (7)
10.9	Letter of Offer dated October 29, 2012, issued by Hong Leong Bank Berhad to PGCG Assets Holdings Sdn. Bhd. (8)
10.10	Facilities Agreement dated December 11, 2012 between Hong Leong Bank Berhad and PGCG Assets Holdings Sdn. Bhd. (8)
10.11	Offer Letter dated March 26, 2013, issued by RHB Bank Berhad with respect to four banking facilities in the aggregate principal amount of up to RM 3,452,000 (9)
10.12	Offer Letter dated March 26, 2013, issued by RHB Bank Berhad with respect to two banking facilities in the aggregate principal amount of up to RM 1,680,000 (9)
10.13	Offer Letter dated March 26, 2013, issued by RHB Bank Berhad with respect to six banking facilities in the aggregate principal amount of up to RM 4,708,000 (9)
14	Code of Business Conduct and Ethics (10)
21	List of Subsidiaries*
31.1	Certification of Chief Executive Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.*
31.2	Certification of Principal Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
99.1	Charter to Compensation Committee (11)
99.2	Charter to Audit Committee (11)
99.3	Charter to Corporate Governance Committee (11)
101.INS	XBRL Instance Document*
101.SCH	XBRL Schema Document*
101.CAL	XBRL Calculation Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*
101.LAB	XBRL Label Linkbase Document*
101.PRE	XBRL Presentation Linkbase Document*

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

PRIME GLOBAL CAPITAL GROUP INCORPORATED

	By:	/s/Weng Kung Wong
Weng Kung Wong
Chief Executive Officer

	By:	/s/ Liong Tat Teh
Liong Tat Teh
Date: June 11, 2014		Chief Financial Officer

