Form 10-Q
period 2014-07-31
PRIME GLOBAL CAPITAL GROUP Inc
filed 2014-09-15
CIK 1462047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 31, 2014

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

As of September 15, 2014, the issuer had outstanding 512,682,393 shares of common stock.

i

PART I   FINANCIAL INFORMATION

ITEM 1  Financial Statements

PRIME GLOBAL CAPITAL GROUP INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	July 31, 2014	October 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$3,278,794	$659,647
Accounts receivable	1,234,989	42,180
Advances to suppliers, net	–	448,769
Deposits and other receivables	29,147	20,770

Total current assets	4,542,930	1,171,366

Property, plant and equipment, net	59,625,111	60,571,938
TOTAL ASSETS	$64,168,041	$61,743,304

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,172	$4,915
Amount due to a related party	294,334	305,289
Advances from third parties	769,013	777,013
Income tax payable	829,738	907,953
Current portion of long-term bank loan	653,570	628,707
Current portion of obligation under finance lease	18,297	11,013
Accrued liabilities and other payables	1,321,129	424,259

Total current liabilities	3,898,253	3,059,149

Long-term liabilities:
Amount due to a director	4,631,796	7,281,993
Long-term bank loan	14,644,026	15,145,266
Obligation under finance lease	25,712	35,599

Total liabilities	23,199,787	25,522,007

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 100,000,000 shares authorized; no shares issued and outstanding	–	–
Common stock, $0.001 par value; 1,000,000,000 shares authorized; 512,682,393 shares issued and outstanding, as of July 31, 2014 and October 31, 2013	512,683	512,683
Additional paid-in capital	41,591,885	35,088,677
Accumulated other comprehensive loss	(739,560)	(343,534)
(Accumulated loss) retained earnings	(233,646)	963,471
	41,131,362	36,221,297
Non-controlling interest	(163,108)	–

Total stockholders’ equity	40,968,254	36,221,297

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$64,168,041	$61,743,304

See accompanying notes to condensed consolidated financial statements.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended July 31,		Nine months ended July 31,
	2014	2013	2014	2013
Revenues, net:
Software business	$–	$–	$–	$1,620,759
Plantation business	71,468	46,823	215,629	145,994
Rental income	543,781	30,534	1,485,341	60,076
Total revenues, net	615,249	77,357	1,700,970	1,826,829

Cost of revenues	(56,398)	(46,181)	(286,696)	(112,725)

Gross profit	558,851	31,176	1,414,274	1,714,104

Operating expenses:
General and administrative	(456,000)	(398,622)	(1,702,300)	(1,126,242)

(Loss) income from operations	102,851	(367,446)	(288,026)	587,862

Other (expense) income
Dividend income	–	–	–	26,005
Realized loss from sale of available-for-sale securities	–	–	–	(360,256)
Interest income	154	–	16,420	1
Interest expense	(293,981)	(649,857)	(868,920)	(668,331)
Loss on disposal of property, plant and equipment	(1,921)	–	(1,921)	–
Other income	54	11,964	8,610	18,781

Loss before income taxes	(192,843)	(1,005,339)	(1,133,837)	(395,938)

Income tax (expense) credit	(98)	28,993	(9,356)	(310,698)

NET LOSS	$(192,941)	$(976,346)	$(1,143,193)	$(706,636)

Less: Net income attributable to non-controlling interest	(6,890)	–	(53,924)	–

NET LOSS ATTRIBUTABLE TO THE COMPANY	$(199,831)	$(976,346)	$(1,197,117)	$(706,636)

Other comprehensive income (loss):
- Foreign exchange adjustment gain (loss)	227,502	(1,209,472)	(396,026)	(823,849)

COMPREHENSIVE INCOME (LOSS)	$27,671	$(2,185,818)	$(1,593,143)	$(1,530,485)

Net loss per share – Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common stock outstanding – Basic and diluted	512,682,393	512,682,393	512,682,393	512,682,393

See accompanying notes to condensed consolidated financial statements.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Nine months ended July 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(1,143,193)	$(706,636)
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation of property, plant and equipment	523,499	48,535
Impairment loss on advances to suppliers	447,524	–
Loss on disposal of property, plant and equipment	1,921	–
Realized loss from sale of available-for-sale securities	–	360,256
Changes in operating assets and liabilities:
Accounts receivable	(1,168,917)	30,076
Advances to suppliers	456	(800,013)
Deposits and other receivables	(8,412)	(48,397)
Accounts payable	7,158	3,525
Income tax payable	(67,515)	244,529
Rental deposits from tenants	314,401	–
Advances from third parties	–	597,530
Accrued liabilities and other payables	566,019	509,434
Net cash (used in) provided by operating activities	(527,059)	238,839

Cash flows from investing activities:
Proceeds from non-controlling interest	6,226,553	–
Proceeds from sale of marketable securities	–	6,305,102
Purchase of property, plant and equipment	(31,870)	(51,090)
Proceeds from disposal of property, plant and equipment	5,535	–
Payment on land, commercial buildings and plantation purchase	–	(28,440,490)
Net cash provided by (used in) investing activities	6,200,218	(22,186,478)

Cash flows from financing activities:
(Repayment to) advances from related parties	(2,534,572)	5,256,017
Proceeds from bank loans	–	16,194,197
Repayments on bank loans	(307,577)	–
Payments on finance lease	(2,080)	(6,265)
Net cash (used in) provided by financing activities	(2,844,229)	21,443,949

Foreign currency translation adjustment	(209,783)	(22,681)
NET CHANGE IN CASH AND CASH EQUIVALENTS	2,619,147	(526,371)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	659,647	1,336,849

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,278,794	$810,478

Cash paid for income tax	$–	$66,169
Cash paid for interest	$851,353	$668,331

See accompanying notes to condensed consolidated financial statements.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JULY 31, 2014 AND 2013

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

In the opinion of management, the consolidated balance sheet as of October 31, 2013 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended July 31, 2014 are not necessarily indicative of the results to be expected for the entire fiscal year ending October 31, 2014 or for any future period.

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

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JULY 31, 2014 AND 2013

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

7.	PGCG Plantations Sdn. Bhd. (“PGCG Plantation”)	Malaysia	October 4, 2011	2 issued shares of ordinary shares of MYR 1 each	Holding company of VSSB

8.	Max Trend International Limited (“Max Trend”)	Hong Kong	August 19, 2010	2 issued shares of ordinary shares of HK$ 1 each	Holding company of Max Trend WFOE

9.	Shenzhen Max Trend Green Energy Company Limited (Max Trend WOFE) (“SMTG”)	The People’s republic of china (“PRC”), Shenzhen	July 7, 2011	RMB 1,000,000	Castor cultivation, advisory services, and trading

10.	Dunford Corporation Sdn. Bhd	Malaysia	October 4, 1990	242,000 issued shares of ordinary shares of MYR 1 each	Property holding land

11.	Impiana Maksima Sdn. Bhd.	Malaysia	March 15, 2013	2 issued shares of ordinary shares of MYR 1 each	Property development

12.	PGCG Constructions Sdn. Bhd.	Malaysia	April 16, 2013	2 issued shares of ordinary shares of MYR 1 each	Construction of properties

13.	Fiesta Senada Sdn Bhd	Malaysia	November 20, 2012	2 issued shares of ordinary shares of MYR 1 each	Dormant

14.	Havana Avenue Sdn Bhd	Malaysia	April 3, 2014	2 issued shares of ordinary shares of MYR 1 each	Dormant

PGCG and its subsidiaries are hereinafter referred to as (the “Company”).

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JULY 31, 2014 AND 2013

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

In preparing these condensed consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets and revenues and expenses during the periodrs reported. Actual results may differ from these estimates.

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

	July 31, 2014	October 31, 2013
Bank balances held by financial institutions located in:
Malaysia	$3,165,085	$515,023
Hong Kong	13	10,433
The PRC	113,201	132,231
	3,278,299	657,687
Cash on hand in Malaysia	495	1,960
	$3,278,794	$659,647

As of July 31, 2014, the restricted amount of cash held by our PRC subsidiary in China was $113,201.

As of October 31, 2013, the restricted amount of cash held by our PRC subsidiary in China was $132,231.

•	Accounts receivable

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

To date, all castor oil seeding relating to these advances have not delivered and the Company has considered for any estimated losses resulting from such non-delivery. The Company will take further actions and exhaust all means of collection of such advances, including seeking legal resolution in a court of law. At July 31, 2014 and October 31, 2013, the allowance for doubtful accounts totaled $891,555 and $441,953, respectively.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JULY 31, 2014 AND 2013

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

The Company has complied with the technical requirements for issuance of a development order to develop its land. The Company expects the approval to be made available when the new Selangor state government is formed, hopefully within the next 12 months.

The Company has separately identified the portion of freehold land and building structure, in which freehold land is not subject to amortization and buildings are to be amortized over 33 years on a straight-line method, based on applicable local laws and practice.

Depreciation expense for the three months ended July 31, 2014 and 2013 was $176,811 and $17,680, respectively.

Depreciation expense for the nine months ended July 31, 2014 and 2013 was $523,499 and $48,535, respectively.

Policy for Capitalizing Development Cost

The cost of buildings and improvements includes the purchase price of property, legal fees and other acquisition costs. Costs directly related to planning, developing, initial leasing and constructing a property are capitalized and classified as Real Estate in the consolidated balance sheets. Capitalized development costs include interest, and other direct project costs incurred during the period of development. As of July 31, 2014, there was no such capitalized interest.

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

FOR THE NINE MONTHS ENDED JULY 31, 2014 AND 2013

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

(b) Plantation sales

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

FOR THE NINE MONTHS ENDED JULY 31, 2014 AND 2013

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

(c) Rental income

The Company generally leases the units under operating leases with terms of two years or less. During the first quarter, the Company signed a twenty year lease covering the majority of its 15 story building. For the nine months ended July 31, 2014 and 2013, we have recorded $1,485,341 and $60,076 in lease revenue, based upon its annual rental over the life of the lease under operating lease, using the straight-line method in accordance with ASC Topic 970-605, “Real Estate – General – Revenue Recognition” (“ASC Topic 970-605”).

As of July 31, 2014, the commercial buildings for lease are as follows:

Name of Commercial building	Number of units (by floor)	Footage area (square feet)	Vacancy percentage
Megan Avenue	12	19,987	33%
Menara CMY	15	91,848	0%

We expect to record approximately $2.2 million in annual lease revenue under the operating lease arrangements in the next twelve months through July 31, 2015.

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

FOR THE NINE MONTHS ENDED JULY 31, 2014 AND 2013

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

FOR THE NINE MONTHS ENDED JULY 31, 2014 AND 2013

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the period ended July 31,
	2014	2013
Period-end RMB : US$1 exchange rate	6.1690	6.1792
Period-average RMB : US$1 exchange rate	6.1418	6.2499
Period-end HK$ : US$1 exchange rate	7.7502	7.7561
Period-average HK$ : US$1 exchange rate	7.7548	7.7570
Period-end MYR : US$1 exchange rate	3.1859	3.2352
Period-average MYR : US$1 exchange rate	3.2522	3.0961

•	Related parties

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

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. During the period ended July 31, 2014, the Company operates in four reportable operating segments in Malaysia and China.

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

FOR THE NINE MONTHS ENDED JULY 31, 2014 AND 2013

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

On January 20, 2014, PGCG Assets sold and issued to an unaffiliated third party 200,000 shares of its Common Stock at a price of RM 100 per share, for aggregate consideration of RM20,000,000, or approximately US$ 6,133,276.  PGCG Assets expects to receive net proceeds of approximately RM20,000,000, or approximately US$6,133,276 from the sale of its securities and intends to use the net proceeds for general corporate purposes, including repayment of the loan made by UHT.

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

Non-controlling interests are recorded at fair value, in accordance with the provisions of ASC Topic 810, “Consolidation ”, and are reported as a component of the equity, separate from the Company’s equity. Sale of subsidiary shares that do not result in a change of control is accounted for as an equity transaction.  Results of operations attributable to the non-controlling interests have been included in the consolidated results of operations from February 1, 2014.

NOTE – 5 AMOUNTS DUE TO RELATED PARTIES

	July 31, 2014	October 31, 2013
Current portion:
Amount due to a related party, which were unsecured, interest-free and repayable on demand,
Mr. Pua Woi Khang, a subsidiary’s director	$294,334	$295,289

Non-current portion:
Amount due to a related party, where was unsecured, interest-free and not expected to be repaid in the next twelve months
Mr. Weng Kung Wong, the Company’s director	$4,631,796	$7,281,993

NOTE – 6 ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consist of the following:

	July 31, 2014	October 31, 2013

Accrued operating expenses	$63,230	$198,568
Accrued interest expense	19,289	110,094
Rental deposits paid by tenants	365,521	45,041
Utilities deposits paid by tenants	181,756	–
Deposits received from potential investor	627,766	–
Potential tax penalty liability	50,000	50,000
Other payable	13,567	20,556
	$1,321,129	$424,259

NOTE – 7 BANK LOANS

	July 31, 2014	October 31, 2013
Bank loans from financial institutions in Malaysia,
Hong Leong Bank Berhad	$12,278,847	$12,670,809
RHB Bank Berhad	3,018,749	3,103,164
	15,297,596	15,773,973
Less: current portion	(653,570)	(628,707)
Bank loans, net of current portion	$14,644,026	$15,145,266

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JULY 31, 2014 AND 2013

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

As of July 31, 2014, the minimum future payments of the aggregate bank borrowings in the next five years and thereafter are as follows:

Period ending July 31:
2015	$653,570
2016	698,466
2017	747,203
2018	800,109
2019	857,539
Thereafter	11,540,709

Total:	$15,297,596

For the nine months ended July 31, 2014, the lending rate is 6.6% per annum.

NOTE – 8 OBLIGATION UNDER FINANCE LEASE

The Company purchased motor vehicle under a finance lease agreement with the effective interest rate of 6.58% per annum, due through July 21, 2017, with principal and interest payable monthly. The obligation under the finance lease is as follows:

	July 31, 2014	October 31, 2013

Finance lease	$53,698	$48,000
Less: interest expense	(9,689)	(1,388)

Net present value of finance lease	$44,009	$46,612

Current portion	$18,297	$11,013
Non-current portion	25,712	35,599

Total	$44,009	$46,612

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JULY 31, 2014 AND 2013

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

As of July 31, 2014, the maturities of the finance lease for each of the four years are as follows:

Period ending July 31:
2015	$18,297
2016	10,900
2017	10,226
2018	4,586

Total	$44,009

NOTE – 9 INCOME TAXES

The local (United States) and foreign components of (loss) income before income taxes were comprised of the following:

	Nine months ended July 31,
	2014	2013
Tax jurisdictions from:
– Local	$(87,325)	$(202,701)
– Foreign, representing:
Malaysia	(569,891)	58,504
Hong Kong	(102)	(51)
The PRC	(476,519)	(57,574)
Loss before income taxes	$(1,133,837)	$(201,822)

Provision for income taxes consisted of the following:

	Nine months ended July 31,
	2014	2013
Current:
– Local	$–	$–
– Foreign, representing:
BVI	–	–
Malaysia	9,356	310,698
Hong Kong	–	–
The PRC	–	–

Deferred:
– Local	–	–
– Foreign	–	–
Income tax expense	$9,356	$310,698

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. During the periods presented, the Company has a number of subsidiaries that operates in different countries and is subject to tax in the jurisdictions in which it subsidiaries operate, as follows:

United States of America

PGCG is registered in the State of Nevada and is subject to United States of America tax law. As of July 31, 2014, the operations in the United States of America incurred $111,457 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2034, if unutilized. The Company has provided for a full valuation allowance of $39,010 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The Company has adopted ASC 740-10 “Accounting for Income Taxes” and recorded a liability for an uncertain income tax position, tax penalties and any imputed interest thereon. The amount, recorded as an obligation, is $50,000 at July 31, 2014.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JULY 31, 2014 AND 2013

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

British Virgin Islands

Under the current BVI law, the Company’s subsidiaries are not subject to tax on income. No provision for income tax is required due to operating loss incurred.

Hong Kong

Max Trend is subject to Hong Kong Profits Tax, which is charged at the statutory income rate of 16.5% on its assessable income. No provision for income tax is required due to operating loss incurred. The Company has provided for a full valuation allowance against the deferred tax assets of $882 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The PRC

SMTG is subject to the Corporate Income Tax governed by the Income Tax Law of the People’s Republic of China with a unified statutory income tax rate of 25%. No provision for income tax is required due to operating loss incurred during the three and nine months ended July 31, 2014.

Malaysia

All of the Company’s subsidiaries operating in Malaysia subject to the Malaysia Corporate Tax Laws at a progressive income tax rate starting from 20% on the assessable income for its tax year. A reconciliation of (loss) income before income taxes to the effective tax rate as follows:

	Nine months ended July 31,
	2014	2013

Loss before income taxes	$(569,891)	$(402,745)
Statutory income tax rate	20%	20%
Income tax at statutory tax rate	(113,978)	(80,548)
Tax effect of non-deductible expenses	118,021	173,541
Tax effect of tax allowances	–	(1,960)
Tax adjustment	–	54,532
Net operating loss	5,313	165,133
Income tax expense	$9,356	$310,698

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of July 31, 2014 and October 31, 2013:

	July 31, 2014	October 31, 2013
Deferred tax assets:
Capital loss	$44,199	$44,199
Net operating loss carryforwards
- United States of America	39,010	8,446
- Hong Kong	882	865
- The PRC	7,217	–
Total deferred tax assets	91,308	53,510
Less: valuation allowance	(91,308)	(53,510)
Deferred tax assets	$–	$–

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JULY 31, 2014 AND 2013

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE – 10 STOCKHOLDERS’ EQUITY

As of July 31, 2014, the number of shares of the Company’s common stock issued and outstanding is 512,682,393 shares. There are no shares of preferred stock issued and outstanding.

NOTE – 11 RELATED PARTY TRANSACTIONS

For the three months ended July 31, 2014 and 2013, the Company leased an office premise at the current market value of $0 and $2,397 from a related company, respectively, which is controlled by the director and chief executive officer of the Company, Mr. Weng Kung Wong in the normal course of business.

For the nine months ended July 31, 2014 and 2013, the Company leased an office premise at the current market value of $9,166 and $7,267 from a related company, respectively, which is controlled by the director and chief executive officer of the Company, Mr. Weng Kung Wong in the normal course of business.

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 3). The Company had no inter-segment sales for the periods presented. Summarized financial information concerning the Company’s reportable segments is shown as below:

	Three months ended July 31, 2014
	Software Business	Trading Business	Plantation Business	Real Estate Business	Corporate	Total

Revenues from external customer	$–	$–	$71,468	$543,781	$–	$615,249
Inter-segment revenue	–	–	–	10,996	–	10,996
Revenues, net	–	–	71,468	554,777	–	626,245
Cost of revenues	–	–	(35,739)	(20,659)	–	(56,398)
Gross profit	–	–	35,729	523,122	–	558,851
Depreciation	1,049	–	4,700	161,293	9,769	176,811
Net loss	(1,049)	–	(11,971)	(5,111)	(174,810)	(192,941)
Total assets	11,771	–	7,886,423	56,103,766	166,081	64,168,041
Expenditure for long-lived assets	$–	$–	$30,333	$–	$–	$30,333

	Three months ended July 31, 2013
	Software Business	Trading Business	Plantation Business	Real Estate Business	Corporate	Total

Revenues, net	$–	$–	$46,823	$30,534	$–	$77,357
Cost of revenues	(7,704)	–	(38,477)	–	–	(46,181)
Gross profit	(7,704)	–	8,346	30,534	–	31,176
Depreciation	1,037	–	4,621	1,984	10,038	17,680
Net loss	(27,071)	–	(19,206)	(692,340)	(237,729)	(976,346)
Total assets	23,183	–	8,675,347	52,996,012	124,558	61,819,100
Expenditure for long-lived assets	$–	$–	$–	$28,440,490	$51,090	$28,491,580

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JULY 31, 2014 AND 2013

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Nine months ended July 31, 2014
	Software Business	Trading Business	Plantation Business	Real Estate Business	Corporate	Total

Revenues from external customer	$–	$–	$215,629	$1,485,341	$–	$1,700,970
Inter-segment revenue	–	–	–	10,996	–	10,996
Revenues, net	–	–	215,629	1,496,337	–	1,711,966
Cost of revenues	–	–	(124,956)	(161,740)	–	(286,696)
Gross profit	–	–	90,673	1,323,601	–	1,414,274
Depreciation	3,108	–	13,553	477,894	28,944	523,499
Net loss	(3,108)	–	(452,747)	(173,370)	(513,968)	(1,143,193)
Total assets	11,771	–	7,886,423	56,103,766	166,081	64,168,041
Expenditure for long-lived assets	$–	$–	$30,333	$–	$1,537	$31,870

	Nine months ended July 31, 2013
	Software Business	Trading Business	Plantation Business	Real Estate Business	Corporate	Total

Revenues, net	$1,620,759	$–	$145,994	$60,076	$–	$1,826,829
Cost of revenues	(21,436)	–	(91,289)	–	–	(112,725)
Gross profit	1,599,323	–	54,705	60,076	–	1,714,104
Depreciation	3,143	–	14,004	2,330	29,058	48,535
Net loss	1,567,122	–	(48,666)	(919,500)	(1,305,592)	(706,636)
Total assets	23,183	–	8,675,347	52,996,012	124,558	61,819,100
Expenditure for long-lived assets	$–	$–	$–	$28,440,490	$51,090	$28,491,580

All long-lived assets are located in Malaysia.

(b)	Geographic segment reporting

In respect of geographical segment reporting, sales are based on the countries in which the customer is located, as follows:

	Three months ended July 31,
	2014	2013
Revenues, net
Malaysia	$615,249	$77,357
The PRC	–	–
Total revenues, net	$615,249	$77,357

	Nine months ended July 31,
	2014	2013
Revenues, net
Malaysia	$1,700,970	$1,817,092
The PRC	–	9,737
Total revenues, thereon	$1,700,970	$1,826,829

As of July 31, 2014, there were no net assets held by our PRC subsidiary, since it suffered from capital deficit.

As of October 31, 2013, the amount of net assets held by our PRC subsidiary was $426,531, of which approximately $384,000 is free of restriction and $42,531 is restricted.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JULY 31, 2014 AND 2013

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE – 13 CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a) Major customers

For the three months ended July 31, 2014 and 2013, the customer who accounted for 10% or more of the Company’s revenues is presented as follows:

		Three months ended July 31, 2014		July 31, 2014
	Business segment	Revenues	Percentage of revenues	Trade accounts receivable

Customer H	Real estate	$1,319,107	13%	$1,173,923
Customer I	Plantation	215,629	78%	9,275
Total:		$1,534,736	91%	$1,183,198

		Three months ended July 31, 2013		July 31, 2013
	Business segment	Revenues	Percentage of revenues	Trade accounts receivable

Customer C	Plantation	$46,774	60%	$–
Customer G	Real estate	30,552	39%	–
Total:		$77,326	99%	$–

For the nine months ended July 31, 2014 and 2013, the customer who accounted for 10% or more of the Company’s revenues is presented as follows:

		Nine months ended July 31, 2014		July 31, 2014
	Business segment	Revenues	Percentage of revenues	Trade accounts receivable

Customer H	Real estate	$499,829	81%	$1,173,923
Customer I	Plantation	71,468	12%	9,275
Total:		$571,297	93%	$1,183,198

		Nine months ended July 31, 2013		July 31, 2013
	Business segment	Revenues	Percentage of revenues	Trade accounts receivable

Customer D	Software	$484,484	27%	$–
Customer E	Software	484,484	27%	–
Customer F	Software	645,978	35%	–
Total:		$1,614,946	89%	$–

All customers are located in Malaysia.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JULY 31, 2014 AND 2013

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

(b) Major vendors

For the three months ended July 31, 2014 and 2013, the vendor who accounted for 10% or more of the Company’s purchases is presented as follows:

	Three months ended July 31, 2014		July 31, 2014
	Purchase	Percentage of purchase	Trade accounts payable

Vendor E	$8,620	25%	$–
Vendor F	3,906	11%	–
Total:	$12,526	36%	$–

	Three months ended July 31, 2013		July 31, 2013
	Purchase	Percentage of purchase	Trade accounts payable

Vendor C	$5,610	12%	$–
Vendor E	14,341	31%	–
Vendor F	6,151	13%	–
Total:	$26,102	56%	$–

For the nine months ended July 31, 2014 and 2013, the vendor who accounted for 10% or more of the Company’s purchases is presented as follows:

	Nine months ended July 31, 2014		July 31, 2014
	Purchase	Percentage of purchase	Trade accounts payable

Vendor E	$27,613	22%	$–
Vendor F	37,855	30%	–
Total:	$65,468	52%	$–

	Nine months ended July 31, 2013		July 31, 2013
	Purchase	Percentage of purchase	Trade accounts payable

Vendor C	$17,005	15%	$–
Vendor E	14,341	13%	–
Vendor F	12,024	11%	–
Total:	$43,370	39%	$–

All vendors are located in Malaysia.

(c)	Credit risk

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

FOR THE NINE MONTHS ENDED JULY 31, 2014 AND 2013

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

(d) Interest rate risk

As the Company has no significant interest-bearing assets, the Company’s income and operating cash flows are substantially independent of changes in market interest rates.

The Company’s interest-rate risk arises from bank loans and finance leases. The Company manages interest rate risk by varying the issuance and maturity dates variable rate debt, limiting the amount of variable rate debt, and continually monitoring the effects of market changes in interest rates. As of July 31, 2014, bank loans and finance leases were at fixed rates.

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

NOTE – 14 COMMITMENTS AND CONTINGENCIES

(a) Operating lease commitment

The Company leases certain office premises under operating leases among its subsidiary companies that expire at various dates through 2014. The leases, which cover periods from one to two years, generally provide for renewal options at specified rental amounts.

Aggregate rent expenses for the three months ended July 31, 2014 and 2013 were $0 and $2,397. Aggregate rent expenses for the nine months ended July 31, 2014 and 2013 were $9,166 and $7,267.

As of July 31, 2014, the Company occupied its own building and has no future minimum rental payments due under various operating leases in the next twelve months.

(b) Capital commitment

As of July 31, 2014, the Company does not anticipate any significant future contingent payment in the next twelve months.

NOTE – 15 SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after July 31, 2014 up through the filing date of these condensed consolidated financial statements. During the period, the Company did not have any material recognizable subsequent events.

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

Overview

During the nine months ended July 31, 2014, we had four business segments: (i) the provision of IT consulting, programming and website development services; (ii) our oilseeds business; (iii) our real estate business and (iv) the distribution of consumer products. Our oilseeds and real estate businesses accounted for all of our revenues for the nine months ended July 31, 2014. We did not generate any revenues from the distribution of consumer products or from our software business segment during such period. Summarized financial information regarding each revenue generating segment for the nine months ended July 31, 2014 is as follows:

	Nine months ended July 31, 2014
	Software Business	Trading Business	Plantation Business	Real Estate Business	Corporate	Total
Revenues from external customer	$–	$–	$215,629	$1,485,341	$–	$1,700,970
Inter-segment revenue	–	–	–	10,996	–	10,996
Revenues, net	–	–	215,629	1,496,337	–	1,711,966
Cost of revenues	–	–	(124,956)	(161,740)	–	(286,696)

Gross profit	–	–	90,673	1,323,601	–	1,414,274
Depreciation	3,108	–	13,553	477,894	28,944	523,499
Net loss	(3,108)	–	(452,747)	(173,370)	(513,968)	(1,143,193)
Total assets	11,771	–	7,886,423	56,103,766	166,081	64,168,041
Expenditure for long-lived assets	$–	$–	$30,333	$–	$1,537	$31,870

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

Fluctuating Revenues

In focusing on our real estate and oilseeds business segments, we significantly decreased our investment in our consumer product distribution operations and our software business activities. As a result, we did not generate any revenue from our consumer product business and software business segments during the nine months ended July 31, 2014, and do not expect this business segment to generate significant revenues in the near future.

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

Challenges From Our Oilseeds Operations

The oilseeds business is a highly regulated industry with prices subject to wide fluctuations due to factors beyond our control such as weather conditions, competition, global demand and government policies. Management has limited experience operating in this industry and may not be able to successfully navigate all industry specific factors in addition to any geopolitical factors in Malaysia, Thailand and the PRC. For example, we were forced to suspend our trial planting arrangement in Thailand as a result of unexpected changes in the local political climate. In addition, we have discovered that our castor business operates at a competitive disadvantage due to China’s tax policies, which favor local enterprises. Together with the soft pricing for castor seeds, our ability to effectively compete in the castor industry has been adversely affected. Accordingly, we elected to discontinue our castor seed business in China during the quarter ended July 30, 2014, and expect to windup and dissolve or otherwise dispose of Shenzhen Max Trend Green Energy Company Limited in the future.

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

We generate rental income from our 12 story and 15 story commercial properties and anticipate generating income from the sale of developed properties. As July 31, 2014, 8 of the 12 stories of our 12 story building have been leased to tenants at market rates. Two of the stories were leased to our group of companies. Most of these tenants are parties to two-year leases. We expect to generate approximately $195,000 of gross rental income on an annualized basis from our 12 story building based upon full occupancy of our 12 story building at prevailing market rates.

December 18, 2013, we leased the entirety of our 15 story commercial building to Esquire Bayview Sdn. Bhd. that intends to convert the building and operate it as a business hotel. As part of the lease transaction, we assigned to such tenant all of our rights and benefits as a landlord under a separate Rental Agreement previously made between us and a retailer located on the first floor of such building. We amended this lease on August 18, 2014, to among other things, reflect the tenant’s name change to Le Apple  Boutique Hotel (KLCC) Sdn. Bhd., or Le Apple.

Under the original lease, the initial term of the lease was twenty (20) years, expiring November 30, 2033, with a one-time option to renew for an additional ten (10) year period. The monthly rental rate was RM550,000 (approximately US$168,665) for the first three years. Thereafter, the rental rate would be increased to the then prevailing market rate or in increments of 5%-10% every three-year period, whichever is higher.

Under the new lease, the rental term was converted to a year-to-year term, commencing December 1, 2013. Provided that there are no existing breaches by Le Apple, we will be required to renew the lease for additional one-year terms up to twenty nine times, for a maximum aggregate term of thirty years. The parties retained the initial monthly rental rate of RM550,000 for the first three years. Thereafter, the monthly rate would increase every three years by 5% to 10% or to the then prevailing market rate, whichever is lower. We expect to generate approximately $2.1 million in rental income from this tenant. The terms of the new lease is more fully disclosed on that Current Report on Form 8-K filed with the Securities and Exchange Commission on August 18, 2014.

Residential Property Development

The Company has complied with the technical requirements for issuance of a development order to develop our Shah ALam 2 Eco Residential Development project. The Selangor state government, however, has imposed a freeze on development approvals affecting the land on which our Shah Alam 2 Eco Residential Development project will be situated in connection with a legal dispute with a third party township developer. The township developer recently filed for an extension of time and its case was rescheduled until August 2014.

The Selangor government, however, is undergoing a political crisis arising from a contentious replacement of the Chief Minister position in the Selangor state. The previous Chief Minister was forced to resign and a new Chief Minister together with his State Executive Committee have not yet been appointed. We believe that notwithstanding the court date set in August 2014, the issues surrounding the land on which our Shah Alam 2 Eco Residential Development project is located will not be decided until a new Chief Minister and his state cabinet have been formed. The Company expects the approval to be made available when the new Selangor state government is formed, hopefully within the next 12 months.

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

Results of Operations

Comparison of the three months ended July 31, 2014 and July 31, 2013

The following table sets forth certain operational data for the three months ended July 31, 2014, compared to the three months ended July 31, 2013:

	For the Three Months Ended July 31,		$	%
	2014	2013	Change	Change
Net Revenues	$615,249	$77,357	$537,892	695.4%
Software sales	–	–	–	–
Plantation sales	71,468	46,823	24,645	52.6%
Rental income	543,781	30,534	513,247	1680.9%
Product sales	–	–	–	–
Total cost of revenue	(56,398)	(46,181)	10,217	22.1%
Software sales	–	(7,704)	(7,704)	(100%)
Plantation sales	(35,739)	(38,477)	(2,738)	(7.1%)
Rental income	(20,659)	–	20,659	100.0%
Product sales	–	–	–
Gross profit	558,851	31,176	527,675	1692.3%
General and administrative expenses	(456,000)	(398,622)	57,378	14.4%
Other expense, net	(295,694)	(637,893)	(342,199)	(53.6%)
Loss before income taxes	(192,843)	(1,005,339)	(812,496)	(80.8%)
Income tax (expense) credit	(98)	28,993	(29,091)	(100.3%)
Net loss	(192,941)	(976,346)	783,405	(80.2%)

Net Revenue. We generated net revenue of $615,249 and $77,357 for the three months ended July 31, 2014 and 2013, respectively. The increase in net revenue for the quarter ended July 31, 2014, is attributable to the significant increase in rental income resulting from the rental of our commercial properties.

For the three months ended July 31, 2014, our oilseeds and real estate businesses accounted for approximately 11.6% and 88.4% of our net revenue. We did not generate any revenue from our software and consumer product distribution business segments. For the same period ended July 31, 2013, our oilseeds and real estate businesses accounted for approximately 60.5% and 39.5% of our net revenue. We did not generate any revenue from our software and consumer product distribution business segments.

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

We did not derive any revenue from product sales in three months ended July 31, 2014 and 2013. On a going forward basis, we expect to make product sales only as such opportunities may arise. Accordingly, we do not expect product sales to account for a significant portion of our net revenues.

Cost of Revenue. Our cost of revenue as a percentage of net revenue was approximately 9.2% for the three months ended July 31, 2014, with our oilseeds and real estate accounting for 63.4% and 36.6% of our cost of revenues. Cost of revenue in 2014 consisted primarily of the costs related to our real estate business such as interest, depreciation and maintenance and costs related to the palm oil business such as rental on plantation land, material supplies and subcontracting costs incurred for planting, fertilizing and harvesting the palm oil tree. Shipping and handling costs associated with the distribution of fresh fruit bunches to the customers are also included in cost of revenues.

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

While our cost of revenue increased from $46,181 for the three months ended July 31, 2013, to $56,398 for the same period ended July 31, 2014, cost of revenue expressed as a percentage of net revenue decreased from 59.7% to 9.2% between the two periods. The decrease is primarily attributable to the higher cost of revenue associated with our oilseeds revenue (excluding consulting based revenue) as compared to the lower cost of revenue associated with real estate revenues.

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

Gross Profit. We achieved a gross profit of $558,851 for the three months ended July 31, 2014, as compared to $31,176 for the three months ended July 31, 2013. As of July 31, 2014, our real estate and oilseeds operations accounted for approximately 93.6% and 6.4% of our gross profit. The increase in gross profit is primarily attributable to increased harvest from palm oil plantation and improved occupancy rate in real estate operations for the three months ended July 31, 2014.

We expect gross profit derived from our oilseeds and real estate businesses to gradually increase as those segments develop and the oil palm market recovers. We expect gross profits attributable to our software business to fluctuate according to the availability of immediate sales opportunities. We do not expect our trading business segment to contribute significantly to our gross profit.

General and Administrative Expenses (“G&A”). We incurred G&A expenses of $456,000 for the three months ended July 31, 2014. This represents an increase of $57,378, as compared to $398,622 for the three months ended July 31, 2013. The increase in G&A is primarily attributable to the depreciation of the building structure in Megan Avenue commencing from August 2013.

We did not make any significant investments in our consumer goods and software businesses during three months ended July 31, 2014 and 2013. We did not generate sales from our consumer goods and software business segments in the three months ended July 31, 2014 and 2013. We expect to continue relying on the personal relationships of our executive officers and directors in generating sales on a going forward basis and do not expect our consumer goods and software business segments to contribute significantly to our G&A expenses.

As a general matter, we expect our G&A to increase in the foreseeable future as we begin development of our real estate assets. G&A as a percentage of net revenue was approximately 74.1% and 515.3% for the three months ended July 31, 2014 and 2013, respectively. The decrease in the percentage of G&A as a percentage of net revenue is attributable to the increase in our real estate revenue for the three months ended July 31, 2014.

Other Expense, net. We incurred net other expense of $295,694 for the three months ended July 31, 2014, as compared to net other expense of $637,893 for the three months ended July 31, 2013. Net other expense for the three months ended July 31, 2014, consisted primarily of interest expense from our bank loans.

Income Tax (Expense) Credit. We recorded income tax expense of $98 for the three months ended July 31, 2014, as compared to a credit of $28,993 for the same period ended July 31, 2013. The increase in income tax is primarily attributable to operating profit in plantation business. For the three months ended July 31, 2014, we incurred a loss before income taxes of $192,843, as compared to a loss before income taxes of $1,005,339 for the same period ended July 31, 2013.

Comparison of the nine months ended July 31, 2014 and July 31, 2013

The following table sets forth certain operational data for the nine months ended July 31, 2014, compared to the nine months ended July 31, 2013:

	For the Nine Months Ended July 31,		$	%
	2014	2013	Change	Change
Net Revenues	$1,700,970	$1,826,829	$(125,859)	(6.9%)
Software sales	–	1,620,759	(1,620,759)	(100%)
Plantation sales	215,629	145,994	69,635	47.7%
Rental income	1,485,341	60,076	1,425,265	2372.4%
Product sales	–	–	–	–
Total cost of revenue	(286,696)	(112,725)	173,971	154.3%
Software sales	–	(21,436)	(21,436)	(100%)
Plantation sales	(124,956)	(91,289)	33,667	36.9%
Rental income	(161,740)	–	161,740	100%
Product sales	–	–	–	–
Gross profit	1,414,274	1,714,104	(299,830)	(17.5%)
General and administrative expenses	(1,702,300)	(1,126,242)	576,058	51.1%
Other expense, net	(845,811)	(983,800)	(137,989)	(14%)
Loss before income taxes	(1,133,837)	(395,938)	737,899	(186.4%)
Income tax expense	(9,356)	(310,698)	(301,342)	(97%)
Net loss	(1,143,193)	(706,636)	(436,557)	(61.8%)

Net Revenue. We generated net revenue of $1,700,970 and $1,826,829 for the nine months ended July 31, 2014 and 2013, respectively. The decrease in net revenue is attributable to the lack of software revenue during that period as compared to $1,620,759 of software revenue generated during the nine month period ended July 31, 2013.

For the nine months ended July 31, 2014, our oilseeds and real estate businesses accounted for approximately 12.7% and 87.3% of our net revenue. We did not generate any revenue from our software and consumer product distribution business segments. For the same period ended July 31, 2013, software sales, plantation sales and rental income accounting for approximately 88.7%, 8% and 3.3%.

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

We did not derive any revenue from product sales in nine months ended July 31, 2014 and 2013. On a going forward basis, we expect to make product sales only as such opportunities may arise. Accordingly, we do not expect product sales to account for a significant portion of our net revenues.

Cost of Revenue. Our cost of revenue as a percentage of net revenue was 16.9% for the nine months ended July 31, 2014, with our oilseeds and real estate accounting for 43.6% and 56.4% of our cost of revenues. Cost of revenue in 2014 consisted primarily of the costs related to our real estate business such as interest, depreciation and maintenance and costs related to the palm oil business such as rental on plantation land, material supplies and subcontracting costs incurred for planting, fertilizing and harvesting the palm oil tree. Shipping and handling costs associated with the distribution of fresh fruit bunches to the customers are also included in cost of revenues.

Our cost of revenue as a percentage of revenue was 6.2% for the nine months ended July 31, 2013 with software sales and plantation sales accounting for approximately 19% and 81%, respectively. The increase is primarily attributable to the lower cost of revenue associated with the software derived revenue and consulting revenue as compared to the cost of revenue associated with oilseeds revenue (excluding oilseeds related consulting revenue) and real estate related revenue. Cost of revenue for the nine-month period ended July 31, 2013, consisted primarily of software purchase costs, costs of labor that are directly attributable to the sale of software and costs related to the palm oil business such as rental of plantation land, material supplies and subcontracting costs incurred for planting, fertilizing and harvesting the palm oil tree. Shipping and handling costs associated with the distribution of fresh fruit bunches to the customers are also included in cost of revenues.

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

Gross Profit. We achieved a gross profit of $1,414,274 for the nine months ended July 31, 2014, as compared to $1,714,104 for the nine months ended July 31, 2013. As of July 31, 2014, our real estate and oilseeds operations accounted for approximately 93.6% and 6.4% of our gross profit. Our software, oilseeds and real estate business segments accounted for approximately 93.3%, 3.2% and 3.5%, respectively, of our gross profit during the nine-month period ended July 31, 2013. The decrease in gross profit is primarily attributable to the lack of software revenue for the nine months ended July 31, 2013, which were not fully offset by the increase in real estate and oilseeds revenues.

We expect gross profit derived from our oilseeds and real estate businesses to gradually increase as those segments develop and the oil palm market recovers. We expect gross profits attributable to our software business to fluctuate according to the availability of immediate sales opportunities. We do not expect our trading business segment to contribute significantly to our gross profit.

General and Administrative Expenses (“G&A”). We incurred G&A expenses of $1,702,300 for the nine months ended July 31, 2014. This represents an increase of $576,058, as compared to $1,126,242 for the nine months ended July 31, 2013. The increase in G&A is primarily attributable to increased palm oil productions and real estate operations and impairment loss on advances to suppliers in oilseed operations.

We did not make any significant investments in our consumer goods and software businesses during nine months ended July 31, 2014 and 2013 and did not generate sales from our consumer goods and software businesses in the nine months ended July 31, 2014. We did, however, generate net revenues of $1,620,759 from software sales during the nine-month period ended July 31, 2013. We expect to continue relying on the personal relationships of our executive officers and directors in generating sales on a going forward basis and do not expect our consumer goods and software business segments to contribute significantly to our G&A expenses.

As a general matter, we expect our G&A to increase in the foreseeable future as we begin development of our real estate assets. G&A as a percentage of net revenue was approximately 100% and 61.7% for the nine months ended July 31, 2014 and 2013, respectively. The increase in the percentage of G&A as a percentage of net revenue is attributable to the lack of software revenue for the nine months ended July 31, 2014.

Other Expense, net. We incurred net other expense of $845,811 for the nine months ended July 31, 2014, as compared to net other expense of $983,800 for the same period ended July 31, 2013. Net other expense for the nine months ended July 31, 2014, consisted primarily of interest expense from our bank loans offset by dividend and interest income.

Income Tax Expense. We recorded income tax expense of $9,356 for the nine months ended July 31, 2014, as compared to $310,698 for the same period ended July 31, 2013. The decrease is primarily attributable to the increase in losses before income tax. We incurred a loss before income taxes of $1,133,837 for the nine months ended July 31, 2014 as compared to a loss of $395,938 for the same period ended July 31, 2013.

Liquidity and Capital Resources

As of July 31, 2014, we had cash and cash equivalents of $3,278,794. The increase in our cash and cash equivalents as compared to our cash position as of October 31, 2013, resulted from the sale of 10% of equity interests in PGCG Assets , our subsidiary, to an unaffiliated third party in consideration of approximately US $6,187,551. The terms of such sale were disclosed in our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 23, 2014.

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

	Nine Months Ended
	7/31/2014	7/31/2013
Net cash (used in) provided by operating activities	(527,059)	238,839
Net cash provided by (used in) investing activities	6,200,218	(22,186,478)
Net cash (used in) provided by financing activities	(2,844,229)	21,443,949

Net Cash (Used In ) Provided By Operating Activities.

For the nine months ended July 31, 2014, net cash used in operating activities was $527,059, which consisted primarily of an increase in accrued liabilities and other payables of $566,019, depreciation of $523,499, an impairment loss on advances to suppliers of $447,524, and an increase of rental deposits from tenants of $314,401, offset by a net loss of $1,143,193, a increase in accounts receivables of $1,168,917 and a decrease in income tax payable of $67,515.

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

Net Cash Provided by (Used in) Investing Activities.

For the nine months ended July 31, 2014, net cash provided by investing activities was $6,200,218, which was primarily attributable to proceeds from the sale of the securities of PGCG Assets of $6,226,553, offset by the purchase of property, plant and equipment of $31,870.

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

Net Cash (Used in) Provided By Financing Activities.

For the nine months ended July 31, 2014, net cash used in financing activities was $2,844,229, consisting primarily of repayments to Weng Kung Wong, our Chief Executive Officer and director, of $2,524,256, repayments of $307,577 on outstanding bank loans, repayment to a related party of $10,316 and repayments on a finance lease of $2,080. Advances by Mr. Wong previously made to us were made on an interest-free, unsecured basis and are repayable on demand.

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

Contractual Obligations and Commercial Commitments

We had the following contractual obligations and commercial commitments as of July 31, 2014:

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Amount due to related parties	4,926,130	294,334	4,631,796	--	-
Operating lease obligations
Office premises	-	-	-	-	-
Commercial commitments
Bank loan repayment	15,297,596	653,570	1,445,669	1,657,648	11,540,709
Finance lease obligation	44,009	18,297	21,126	4,586	-
Total obligations	20,267,735	966,201	6,098,591	1,662,234	11,540,709

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

To date, all castor oil seeding relating to these advances have not delivered and the Company has considered for any estimated losses resulting from such non-delivery. The Company will take further actions and exhaust all means of collection of such advances, including seeking legal resolution in a court of law. At July 31, 2014 and October 31, 2013, the allowance for doubtful accounts totaled $891,555 and $441,953, respectively.

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

The Company has complied with the technical requirements for issuance of a development order to develop its land. The Company expects the approval to be made available when the new Selangor state government is formed, hopefully within the next 12 months.

The Company has separately identified the portion of freehold land and building structure, in which freehold land is not subject to amortization and buildings structure are to be amortized over 33 years on a straight-line method, based on applicable local laws and practice.

Depreciation expense for the three months ended July 31, 2014 and 2013 was $176,811 and $17,680, respectively.

Depreciation expense for the nine months ended July 31, 2014 and 2013 was $523,499 and $48,535, respectively.

Policy for Capitalizing Development Cost

The cost of buildings and improvements includes the purchase price of property, legal fees and other acquisition costs. Costs directly related to planning, developing, initial leasing and constructing a property are capitalized and classified as Real Estate in the consolidated balance sheets. Capitalized development costs include interest, and other direct project costs incurred during the period of development. As of July 31, 2014, there was no such capitalized interest.

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

(b) Plantation sales

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

(c) Rental income

The Company generally leases the units under operating leases with terms of two years or less. During the first quarter, the Company signed a twenty year lease covering the majority of its 15 story building. For the nine months ended July 31, 2014 and 2013, we have recorded $1,485,341 and $60,076 in lease revenue, based upon its annual rental over the life of the lease under operating lease, using the straight-line method in accordance with ASC Topic 970-605, “Real Estate – General – Revenue Recognition” (“ASC Topic 970-605”).

As of July 31, 2014, the commercial buildings for lease are as follows:

Name of Commercial building	Number of units (by floor)	Footage area (square feet)	Vacancy percentage
Megan Avenue	12	19,987	33%
Menara CMY	15	91,848	0%

We expect to record approximately $2.2 million in annual lease revenue under the operating lease arrangements in the next twelve months through July 31, 2015.

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

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the period ended July 31,
	2014	2013
Period-end RMB : US$1 exchange rate	6.1690	6.1792
Period-average RMB : US$1 exchange rate	6.1418	6.2499
Period-end HK$ : US$1 exchange rate	7.7502	7.7561
Period-average HK$ : US$1 exchange rate	7.7548	7.7570
Period-end MYR : US$1 exchange rate	3.1859	3.2352
Period-average MYR : US$1 exchange rate	3.2522	3.0961

•	Related parties

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

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. During the period ended July 31, 2014, the Company operates in four reportable operating segments in Malaysia and China.

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

ITEM 4                   Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures, subject to limitations as noted below, as of July 31, 2014, and during the period prior to and including the date of this report, were effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

Subject to the foregoing disclosure, there were no changes in our internal control over financial reporting that occurred during our last fiscal quarter ended July 31, 2014, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A                Risk Factors

None.

ITEM 2                   Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3                   Defaults upon Senior Securities

None.

ITEM 4                   Mine Safety Disclosures

Not applicable.

ITEM 5                   Other Information

None.

ITEM 6                   Exhibits

Exhibit No.	Name of Exhibit
2.1	Articles of Exchange (1)
2.2	Share Exchange Agreement, dated December 6, 2010, by and between Home Touch Holding Company, on the one hand, and Union Hub Technology Sdn. Bhn., Wooi Khang Pua and Kok Wai Chai, on the other hand (2)
2.3	Share Exchange Agreement, dated January 26, 2009, by and between Home Touch Holding Company and Home Touch Limited (3)
3.1	Amended and Restated Articles of Incorporation (1)
3.2	Amended and Restated Bylaws (4)
4.1	Form of common stock certificate (1)
10.1	Common Stock Purchase Agreement, dated December 6, 2010, by and among Home Touch Holding Company, Home Touch Limited, Up Pride Investments Limited and Magicsuccess Investments Limited (2)
10.2	Tenancy Agreement, dated April 1, 2014, by and between PGCG Asset Holdings Sdn. Bhd. and Union Hub Technology Sdn.Bhd. (5)
10.3	Tenancy Agreement, dated April 1, 2014, by and between PGCG Asset Holdings Sdn. Bhd. and PGCG Development Sdn. Bhd. (5)
10.4	Lease Agreement, dated August 18, 2014, by and between PGCG Assets Holdings Sdn. Bhd. and LeApple Boutique Hotel (KLCC) Sdn. Bhd. (6)
10.5	Memorandum of Understanding For Cooperation In Castor Cultivation, dated December 8, 2011, by and between Prime Global Capital Group Incorporated and Mr. Wichai Samphantharat, Srira Cha Chief District Officer (7)
10.6	Letter of Appointment dated July 19, 2011, by and between Union Hub Technology Sdn. Bhd. and Weng Kung Wong (8)
10.7	Letter of Appointment dated July 19, 2011, by and between Union Hub Technology Sdn. Bhd. and Liong Tat Teh (8)
10.8	Letter of Appointment dated July 19, 2011, by and between Union Hub Technology Sdn. Bhd. and Sek Fong Wong (8)
10.9	Letter of Offer dated October 29, 2012, issued by Hong Leong Bank Berhad to PGCG Assets Holdings Sdn. Bhd. (9)
10.10	Facilities Agreement dated December 11, 2012 between Hong Leong Bank Berhad and PGCG Assets Holdings Sdn. Bhd. (9)
10.11	Offer Letter dated March 26, 2013, issued by RHB Bank Berhad with respect to four banking facilities in the aggregate principal amount of up to RM 3,452,000 (10)
10.12	Offer Letter dated March 26, 2013, issued by RHB Bank Berhad with respect to two banking facilities in the aggregate principal amount of up to RM 1,680,000 (10)
10.13	Offer Letter dated March 26, 2013, issued by RHB Bank Berhad with respect to six banking facilities in the aggregate principal amount of up to RM 4,708,000 (10)
14	Code of Business Conduct and Ethics (11)
21	List of Subsidiaries*
31.1	Certification of Chief Executive Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.*
31.2	Certification of Principal Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
99.1	Charter to Compensation Committee (12)
99.2	Charter to Audit Committee (12)
99.3	Charter to Corporate Governance Committee (12)
101.INS	XBRL Instance Document*
101.SCH	XBRL Schema Document*
101.CAL	XBRL Calculation Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*
101.LAB	XBRL Label Linkbase Document*
101.PRE	XBRL Presentation Linkbase Document*

____________

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

(5) Incorporated by reference from our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on June 11, 2014.

(6) Incorporated by reference From Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 18, 2014.

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

(8) Incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 19, 2011.

(9) Incorporated by referenced from our Current Report on Form 8-K filed with the Securities and Exchange Commission on December 14, 2012.

(10) Incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2013.

(11) Incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 2, 2012.

(12) Incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 27, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

	By:	/s/Weng Kung Wong
Weng Kung Wong
Chief Executive Officer

	By:	/s/ Liong Tat Teh
Liong Tat Teh
Date: September 15, 2014		Chief Financial Officer

