Form 10-Q/A
period 2014-04-30
PRIME GLOBAL CAPITAL GROUP Inc
filed 2014-09-23
CIK 1462047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

AMENDMENT NO. 1

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

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-Q amends our Quarterly Report on Form 10-Q for the period ended April 30, 2014, filed with the Securities and Exchange Commission on June 11, 2014. This Form 10-Q/A is being filed to correct a scrivener’s error in the subsection entitled “Properties, plant and equipment” located in Note 3 to the financial statements and the “Critical Accounting Policies and Estimates” section of the Management’s Discussion and Analysis portion of this report.

Except as described above, this Amendment No. 1 to Form 10-Q does not amend, update or change any other items or disclosures in the original filing and does not purport to reflect any information or events subsequent to the filing date of the original filing. As such, this amended Form 10-Q report speaks only as of the date the original filing was filed, and the Registrant has not undertaken herein to amend, supplement or update any information contained in the original filing to give effect to any subsequent events. Accordingly, this amended Form 10-Q should be read in conjunction with the Registrant’s filings made with the Securities and Exchange Commission subsequent to the filing of the original filing, including any amendment to those filings.

PART I   FINANCIAL INFORMATION

 ITEM 1  Financial Statements

NOTE 3 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

2

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

Critical Accounting Policies and Estimates

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

3

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

4

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

	By:	/s/Weng Kung Wong
Weng Kung Wong
Chief Executive Officer

	By:	/s/ Liong Tat Teh
Liong Tat Teh
Date: September 22, 2014		Chief Financial Officer

5