Form 10-Q/A
period 2014-07-31
PRIME GLOBAL CAPITAL GROUP Inc
filed 2014-09-23
CIK 1462047

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

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-Q amends our Quarterly Report on Form 10-Q for the period ended July 31, 2014, filed with the Securities and Exchange Commission on September 15, 2014. This Form 10-Q/A is being filed to disclose the identities of the Registrant’s major customers and vendors in Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

2

ITEM 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Major customers

For the three months ended July 31, 2014 and 2013, the customers that accounted for 10% or more of the Company’s revenues are presented as follows:

		Three months ended July 31, 2014		July 31, 2014
	Business segment	Revenues	Percentage of revenues	Trade accounts receivable

LeApple Boutique Hotel (KLCC) Sdn. Bhd.	Real estate	$499,829	81%	$1,173,923
Lim Joo So	Plantation	71,468	12%	9,275
Total:		$571,297	93%	$1,183,198

		Three months ended July 31, 2013		July 31, 2013
	Business segment	Revenues	Percentage of revenues	Trade accounts receivable

Lipis Jaya Plantation Sdn Bhd	Plantation	$46,774	60%	$–
Popular Wizard	Real estate	30,552	39%	–
Total:		$77,326	99%	$–

For the nine months ended July 31, 2014 and 2013, the customers that accounted for 10% or more of the Company’s revenues are presented as follows:

		Nine months ended July 31, 2014		July 31, 2014
	Business segment	Revenues	Percentage of revenues	Trade accounts receivable

LeApple Boutique Hotel (KLCC) Sdn. Bhd.	Real estate	$1,319,107	13%	$1,173,923
Lim Joo So	Plantation	215,629	78%	9,275
Total:		$1,534,736	91%	$1,183,198

		Nine months ended July 31, 2013		July 31, 2013
	Business segment	Revenues	Percentage of revenues	Trade accounts receivable

Tang Hook Miew	Software	$484,484	27%	$–
Pang Her Chai	Software	484,484	27%	–
Yuen Hon Wai	Software	645,978	35%	–
Total:		$1,614,946	89%	$–

Lim Joo So is a reseller of our plantation harvest. It is also a fertilizer supplier and transportation service provider that ships our palm oil harvest to the manufacturing plant. Lim Joo So purchases our plantation products on an “as needed” purchase order basis. All customers are located in Malaysia.

3

Major vendors

For the three months ended July 31, 2014 and 2013, the vendors that accounted for 10% or more of the Company’s purchases are presented as follows:

	Three months ended July 31, 2014		July 31, 2014
	Purchase	Percentage of purchase	Trade accounts payable

Supri	$8,620	25%	$–
Lim Joo So	3,906	11%	–
Total:	$12,526	36%	$–

	Three months ended July 31, 2013		July 31, 2013
	Purchase	Percentage of purchase	Trade accounts payable

Fortesys Intergration Sdn Bhd	$5,610	12%	$–
Sunshine	14,341	31%	–
Wong Woon	6,151	13%	–
Total:	$26,102	56%	$–

For the nine months ended July 31, 2014 and 2013, the vendors that accounted for 10% or more of the Company’s purchases are presented as follows:

	Nine months ended July 31, 2014		July 31, 2014
	Purchase	Percentage of purchase	Trade accounts payable

Supri	$27,613	22%	$–
Lim Joo So	37,855	30%	–
Total:	$65,468	52%	$–

	Nine months ended July 31, 2013		July 31, 2013
	Purchase	Percentage of purchase	Trade accounts payable

Fortesys Intergration Sdn Bhd	$17,005	15%	$–
Sunshine	14,341	13%	–
Wong Woon	12,024	11%	–
Total:	$43,370	39%	$–

Lim Joo So is a reseller of our plantation harvest. It is also a fertilizer supplier and transportation service provider that ships our palm oil harvest to the manufacturing plant. Lim Joo So purchases our plantation products on an “as needed” purchase order basis. All vendors are located in Malaysia.

4

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

	By:	/s/Weng Kung Wong
Weng Kung Wong
Chief Executive Officer

	By:	/s/ Liong Tat Teh
Liong Tat Teh
Date: September 22, 2014		Chief Financial Officer