Form 10-K/A
period 2013-10-31
PRIME GLOBAL CAPITAL GROUP Inc
filed 2014-09-24
CIK 1462047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

AMENDMENT NO. 2

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

DOCUMENTS INCORPORATED BY REFERENCE: None

EXPLANATORY NOTE

This Amendment No. 2 to Form 10-K amends our Annual Report on Form 10-K for the period ended October 31, 2013, filed with the Securities and Exchange Commission on December 23, 2013, as amended by that Amendment No. 1 to Form 10-K for the same period filed with the Securities and Exchange Commission on December 30, 2013. This Amendment No. 2 to Form 10-K is being filed to include the Report of Independent Registered Public Accounting Firm issued by Borgers & Cutler CPA’s PLLC for the fiscal year ended October 31, 2011 which was inadvertently excluded and to revise our disclosure in the subsection entitled “Properties, plant and equipment” located in the “Critical Accounting Policies and Estimates” section of the Management’s Discussion and Analysis portion of this report and Note 3 to the financial statements. We have restated the entire subsection entitled “Properties, plant and equipment” for ease of review.

Except as described above, this Amendment No. 2 to Form 10-K does not amend, update or change any other items or disclosures in the original filing and does not purport to reflect any information or events subsequent to the filing date of the original filing. As such, this amended Form 10-K report speaks only as of the date the original filing was filed, and the Registrant has not undertaken herein to amend, supplement or update any information contained in the original filing to give effect to any subsequent events. Accordingly, this amended Form 10-K should be read in conjunction with the Registrant’s filings made with the Securities and Exchange Commission subsequent to the filing of the original filing, including any amendment to those filings.

PART II

ITEM 7 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2011 financial statements, and this report does not affect our report dated January 17, 2012 on those financial statements.

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

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet and the related statement of income, stockholder equity and comprehensive income, and cash flows of Prime Global Capital Group Incorporated, and our report dated January 17, 2012 expressed a unqualified opinion.

/s/ Borgers & Cutler CPA’s PC

Borgers & Cutler CPA’s PLLC
Denver, CO
January 30, 2012

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

Prime Global Capital Group Incorporated
(Registrant)

By:	/s/Weng Kung Wong
Weng Kung Wong
Chief Executive Officer

Dated:	September 24, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Weng Kung Wong	Chief Executive Officer
Weng Kung Wong	and Director	September 24, 2014
(Principal Executive Officer)

/s/ Liong Tat Teh Liong Tat Teh	Chief Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)	September 24, 2014

/s/ Dato’ Amiruddin Bin Che Embi Dato’ Amiruddin Bin Che Embi	Director	September 24, 2014

/s/ Peijin W. Hoppe Peijin W. Harrison	Director	September 24, 2014

/s/ Ham Poh Chai Ham Poh Chai	Director	September 24, 2014

