Form 10-K/A
period 2012-10-31
PRIME GLOBAL CAPITAL GROUP Inc
filed 2014-09-26
CIK 1462047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

AMENDMENT NO. 1

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding at December 23, 2012
Common Stock, $.001 par value per share	512,682,393 shares

DOCUMENTS INCORPORATED BY REFERENCE: None

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K amends our Annual Report on Form 10-K for the period ended October 31, 2012, filed with the Securities and Exchange Commission on December 31, 2012. This Amendment No. 1 to Form 10-K is being filed to: (i) revise our disclosures regarding applicable government regulation in Item 1 Description of Business; (ii) revise the Management’s Discussion and Analysis portion of this report; (iii) revise Note 3 to the financial statements; (iv) amend the section entitled “Compensation of Directors”; (v) include the Report of Independent Registered Public Accounting Firm issued by Borgers & Cutler CPA’s PLLC for the fiscal year ended October 31, 2011, which was inadvertently excluded; and (vi) to amend the consent of HKCMCPA Company Limited attached as Exhibit 23 to reflect the correct date.

Except as described above, this Amendment No. 1 to Form 10-K does not amend, update or change any other items or disclosures in the original filing and does not purport to reflect any information or events subsequent to the filing date of the original filing. As such, this amended Form 10-K report speaks only as of the date the original filing was filed, and the Registrant has not undertaken herein to amend, supplement or update any information contained in the original filing to give effect to any subsequent events. Accordingly, this amended Form 10-K should be read in conjunction with the Registrant’s filings made with the Securities and Exchange Commission subsequent to the filing of the original filing, including any amendment to those filings.

PART I

ITEM 1 DESCRIPTION OF BUSINESS

The section entitled “Government Regulation” in Item 1, the “Description of Business’ is restated in its entirety as set forth below.

Government Regulation

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

As of October 31, 2012, the registered capital of our PRC wholly foreign-owned subsidiary Shenzhen was US$158,485. Shenzhen has not made any profits to date, and thus is not subject to the statutory reserve fund requirement. Shenzhen has not and will not be able to pay dividends to our offshore entities until they generate accumulated profits and meet the requirements for statutory reserve funds. As of October 31, 2012, our Shenzhen had retained earnings of approximately US$761,000 in accordance with PRC accounting standards and regulations

As of October 31, 2012, the amount of cash held by our PRC subsidiary was $991,312, of which $831,000 is free of restriction and $160,312 is restricted. As of October 31, 2012, the amount of net assets held by our PRC subsidiary was $924,028, of which approximately $831,000 is free of restriction and $93,028 is restricted.

To date, we have not yet transferred any cash out of the PRC. We currently intend to reinvest PRC derived proceeds in the PRC. If we elect to move our cash outside of the PRC, we will be subject to withholding taxes of approximately 5%.

PART II

ITEM 7 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The “Overview” portion of this section is restated in its entirety as set forth below.

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

Our initial business plan broadly encompassed the development, distribution and operation of mobile and online social networking, ecommerce and search products and services. However, as a result of the challenges we experienced in implementing our m-commerce business plan, we began seeking business opportunities in the oilseeds industry in fiscal year 2011 with a specific focus on the acquisition, lease or management of existing castor seed and oil palm plantations located in Asia. Concurrently, we scaled back our consumer goods and all m-commerce activities except for the provision of IT consulting, programming and website development services related to software previously sold. We intend to engage in limited distribution activities, after sales consulting/website development activities and future sales activities only if such opportunities become readily available. As a result, we expect these business segments to generally account for a decreasing share of our net revenue in the near future.

Since the commencement of our oilseeds business segment, we have:

•	Acquired VSSB whose primary asset is an operating mature palm oil plantation in Malaysia (May 29, 2012);
•	Entered into a trial planting arrangement with Srira Cha province, Thailand, for the cultivation of castor plants (December 2011); and
•	Commenced selling castor seeds and advising castor farmers under a bundled sales arrangement in the People’s Republic of China (July 2012).

The oilseeds business is a highly regulated industry with prices subject to wide fluctuations due to factors beyond our control such as weather conditions, competition, global demand and government policies. Management has limited experience operating in this industry and may not be able to successfully navigate all industry specific factors in addition to any geopolitical factors in Malaysia, Thailand and the PRC. If we are not able to successfully respond to any of these factors, we may not be able to effectively compete and our business operations and financial results may be adversely affected. There can be no assurance that we will be able to successfully operate a multi-national oilseeds operation in conjunction with our other business segments given limited management experience.

Concurrently with our oilseeds business, we also began our real estate business segment, which consist of the acquisition, development, management, operation and sale of commercial and residential real estate properties located in Malaysia, primarily in Kuala Lumpur and Selangor. We anticipate generating revenues from sales of developed properties and from rental income from our commercial properties. Developed property sales can include condominium units, individual villas and bungalows at our future Shah Alam 2 Eco Residential Development project and Bandar Sungai Long High Grade Villas development project located in Selangor, Malaysia. We may also sell properties under development, undeveloped properties or commercial properties, if opportunities arise that we believe will maximize overall asset values.

In calendar year 2012, we:

•	Acquired 21.8921 hectares (54.10 acres) of vacant development land located in Selangor, Malaysia, which is subject to a 99-year leasehold, expiring July 30, 2100 (July 26, 2012);
•	Acquired Dunford Corporation Sdn. Bhd., or Dunford, whose primary assets consist of two parcels of undeveloped land located in Selangor, Malaysia aggregating approximately 31 acres (October 17, 2012);
•	Acquired a 15 story commercial building located at Geran 10010, Lot 238 Section 43, Town and District of Kuala Lumpur, Wilayah Persekutuan, Kuala Lumpur, Malaysia (December 2012); and
•	Executed a Sales and Purchase Agreement to purchase a 12 story commercial building located at Megan Avenue 1, No. 189, Jalan Tun Razak, 50400 Kuala Lumpur, Malaysia (August 2012), which we expect to consummate within the next six months.

Residential Real Estate Development

We believe that the outlook for residential properties will remain positive for calendar 2013 and 2014, based upon Malaysia’s stable employment outlook, growth in household income, formation of new households, and increased demand for affordable residential property from first time home buyers. Developers such as us, however, are facing challenges of inconsistent supply and high cost of labor, increased costs of building materials (such as cement and steel bars) and general increased costs of doing business. Management has limited experience developing residential properties and may not be able to successfully address the challenges involved in this industry such as competition, a high level of government regulation, local and regional economic factors, illiquidity of the asset base, and effect of interest rates on our buyer base. If we are not able to successfully respond to any of these factors, we may not be able to effectively compete and our business operations and financial results may be adversely affected. There can be no assurance that we will be able to successfully develop our properties in conjunction with operating a multi-national oilseeds operation given limited management experience in both these sectors.

Our market is also sensitive to changes in lending rates and lending requirements as many homebuyers rely on financing to make purchases. As a result, government or bank policies that result in increased interest rates and or stricter lending requirements may adversely affect the sales of our developed properties

Commercial Real Estate

We expect demand for commercial property to remain steady and positive for calendar 2013 and 2014. As a result, we do not anticipate significant challenges in leasing out our 12 story and 15 story commercial buildings.

We generate rental income from our 12 story commercial property and anticipate generating income from the sale of developed properties. Currently, 10 of the 12 stories of our 12 story building have been leased to tenants at market rates. Most of these tenants are parties to two year leases. We expect to generate approximately $185,000 of gross rental income on an annualized basis from our 12 story building based upon full occupancy of our 12 story building at prevailing market rates.

We are actively seeking tenants for our 15 story building, which is currently vacant. There can be no assurance that we will be able to successfully lease out our building. If we are unable to lease out the building, our operating results may be materially and adversely affected.

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

Approval to Initiate Uplisting Process

On December 12, 2011, our board of directors approved, authorized and directed our officers to initiate the process for listing shares of the Company’s common stock on one or more U.S. national securities exchanges including the NYSE Amex Equities Exchange. We have elected to delay uplisting efforts until the end of calendar year 2014 to focus on implementing our business plan.

***

The following disclosures have been added to the Liquidity and Capital Resources section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations portion of the report.

Liquidity and Capital Resources

As of October 31, 2012, the amount of cash held by our PRC subsidiary was $991,312, of which $831,000 is free of restriction and $160,312 is restricted. As of October 31, 2012, the amount of net assets held by our PRC subsidiary was $924,028, of which approximately $831,000 is free of restriction and $93,028 is restricted.

We directly operate our businesses in China through a wholly-owned subsidiary, Shenzhen Max Trend Green Energy Co., Ltd., which is a 100% owned subsidiary of PGCG.

The following disclosures have been added to the Critical Accounting Policies and Estimates section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations portion of the report.

Critical Accounting Policies and Estimates

The following disclosures have been added to the subsection entitled “Cash and cash equivalents” under the Critical Accounting Policies and Estimates section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations portion of the report.

•	Cash and cash equivalents

As of October 31, 2012, the amount of cash held by our PRC subsidiary was $991,312, of which $831,000 is free of restriction and $160,312 is restricted. As of October 31, 2012, the amount of net assets held by our PRC subsidiary was $924,028, of which approximately $831,000 is free of restriction and $93,028 is restricted.

We directly operate our businesses in China through a wholly-owned subsidiary, Shenzhen Max Trend Green Energy Co., Ltd, which is a 100% owned subsidiary of PGCG.

The subsections entitled “Properties, plant and equipment” and “Revenue recognition” under the Critical Accounting Policies and Estimates section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations portion of the report have been amended and restated in its entirety as set forth below.

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

Policy for Capitalizing Development Cost

The cost of buildings and improvements includes the purchase price of property, legal fees and other acquisition costs. Costs directly related to planning, developing, initial leasing and constructing a property are capitalized and classified as Real Estate in the consolidated balance sheets. Capitalized development costs include interest, and other direct project costs incurred during the period of development. As of October 31, 2012, there was no such capitalized interest.

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

/s/ Borgers & Cutler CPA’s PC

Borgers & Cutler CPA’s PLLC
Denver, CO
January 30, 2012

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following disclosures have been added to the section entitled “Cash and cash equivalents” under Note 3 to the Financial Statements.

•	Cash and cash equivalents

As of October 31, 2012, the amount of cash held by our PRC subsidiary was $991,312, of which $831,000 is free of restriction and $160,312 is restricted. As of October 31, 2012, the amount of net assets held by our PRC subsidiary was $924,028, of which approximately $831,000 is free of restriction and $93,028 is restricted.

We directly operate our businesses in China through a wholly-owned subsidiary, Shenzhen Max Trend Green Energy Co., Ltd, which is a 100% owned subsidiary of PGCG.

The sections entitled “Properties, plant and equipment” and “Revenue recognition” under Note 3 to the Financial Statements have been amended and restated in their entirety as set forth below.

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

Policy for Capitalizing Development Cost

The cost of buildings and improvements includes the purchase price of property, legal fees and other acquisition costs. Costs directly related to planning, developing, initial leasing and constructing a property are capitalized and classified as Real Estate in the consolidated balance sheets. Capitalized development costs include interest, and other direct project costs incurred during the period of development. As of October 31, 2012, there was no such capitalized interest.

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

ITEM 11.   EXECUTIVE COMPENSATION.

Compensation of Directors

During our fiscal year ended October 31, 2012, we did not provide compensation to any of our employee directors for serving as our director. We currently have no formal plan for compensating our employee directors for their services in their capacity as directors, although we may elect to issue stock options to such persons from time to time.

Non-Employee Director Fees

Our Compensation Committee and Board determines the form and amount of compensation for our non-employee directors based on informal surveys of similar companies and the amount necessary to attract and retain such directors. For the fiscal year ended October 31, 2012, we paid each of our non-employee directors as follows:

Name	Fees earned or paid in cash* ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Change in pension value and nonqualified deferred compensation earnings	All other compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Amirrudin Bin Che Embi	$5,974.56						$5,974.56
Peijin Wu Harrison	$15,500						$15,000
Ee Ring Yap	$5,974.56						$5,974.56

*Cash compensation was paid in Malaysian Ringgit, our functional currency. The Malaysian Ringgit was converted into United States Dollars using the exchange rate prevailing at the dates of payment at an average annualized rate of 3.1132 for fiscal year ended October 31, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Prime Global Capital Group Incorporated
(Registrant)

By:	/s/Weng Kung Wong
Weng Kung Wong
Chief Executive Officer

Dated:	September 25, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Weng Kung Wong	Chief Executive Officer
Weng Kung Wong	and Director	September 25, 2014
(Principal Executive Officer)

/s/ Liong Tat Teh Liong Tat Teh	Chief Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)	September 25, 2014

/s/ Dato’ Amiruddin Bin Che Embi Dato’ Amiruddin Bin Che Embi	Director	September 25, 2014

/s/ Peijin W. Harrison Peijin W. Harrison	Director	September 25, 2014

/s/ Ham Poh Chai Ham Poh Chai	Director	September 25, 2014

