Form 10-Q/A
period 2013-04-30
PRIME GLOBAL CAPITAL GROUP Inc
filed 2014-09-26
CIK 1462047

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

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-Q amends our Quarterly Report on Form 10-Q for the period ended April 30, 2013, filed with the Securities and Exchange Commission on June 6, 2013. This Form 10-Q/A is being filed to include additional disclosures regarding the Registrant’s: (i) real estate in Note 3 to the financial statements under the sections entitled ”Properties, plant and equipment” and “Revenue recognition”; and (ii) real estate and contractual obligations and commercial commitments in the Management’s Discussion and Analysis portion of the report.

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

NOTE—3       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Depreciation expense for the three months ended April 30, 2013 and 2012 was $ $15,647 and $14,264, respectively.

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

(d) Rental income

The Company generally leases the units under operating leases with terms of two years or less. For the six months ended April 30, 2013, we recorded $29,542 in lease revenue, based upon the annual rental over the life of the lease under operating lease, using the straight-line method in accordance with ASC Topic 970-605, “Real Estate – General – Revenue Recognition” (“ASC Topic 970-605”).

As of April 30, 2013, the commercial buildings for lease are as follows:

Name of Commercial building	Number of units (by floor)	Footage area (square feet)	Vacancy percentage
Megan Avenue	12	19,987	100%
Menara CMY	15	91,848	93%

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

Depreciation expense for the three months ended April 30, 2013 and 2012 was $ $15,647 and $14,264, respectively.

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

Contractual Obligations and Commercial Commitments

We had the following contractual obligations and commercial commitments as of April 30, 2013:

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Amount due to related parties	7,107,774	293,479	6,814,295	–	–
Operating lease obligations
Office premises	15,651	9,885	5,766	–	–
Commercial commitments
Bank loan repayment	13,113,961	497,727	1,126,819	1,327,833	10,161,582
Finance lease obligation	50,617	11,442	34,323	4,852	–
Total obligations	20,288,003	812,533	7,981,203	1,332,685	10,161,582

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

	By:	/s/Weng Kung Wong
Weng Kung Wong
Chief Executive Officer

	By:	/s/ Liong Tat Teh
Liong Tat Teh
Date: September 25, 2014		Chief Financial Officer

