Form 10-K/A
period 2012-10-31
PRIME GLOBAL CAPITAL GROUP Inc
filed 2014-11-06
CIK 1462047

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Aggregate market value of the voting stock held by non-affiliates of the registrant as of April 30, 2012, based upon the closing sale price reported by the Over-the-Counter Bulletin Board on that date: $1,236,103,208.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding at December 23, 2012
Common Stock, $.001 par value per share	512,682,393 shares

DOCUMENTS INCORPORATED BY REFERENCE: None

EXPLANATORY NOTE

This Amendment No. 2 to Form 10-K amends our Annual Report on Form 10-K for the period ended October 31, 2012, filed with the Securities and Exchange Commission on December 31, 2012, as amended by that Amendment No. 1 to Form 10-K for the same period filed with the Securities and Exchange Commission on September 26, 2014. This Amendment No. 2 to Form 10-K is being filed to include the Report of Independent Registered Public Accounting Firm issued by Borgers & Cutler CPA’s PLLC for the fiscal year ended October 31, 2011, which was inadvertently excluded.

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

2

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Prime Global Capital Group Incorporated’s internal control over financial reporting as of October 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated January 17, 2012 expressed a disclaimer opinion.

/s/ Borgers & Cutler CPA’s PC

Borgers & Cutler CPA’s PC
Denver, CO
January 30, 2012

3

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Prime Global Capital Group Incorporated
(Registrant)

By:	/s/Weng Kung Wong
Weng Kung Wong
Chief Executive Officer

Dated:	November 6, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Weng Kung Wong	Chief Executive Officer
Weng Kung Wong	and Director	November 6, 2014
(Principal Executive Officer)

/s/ Liong Tat Teh Liong Tat Teh	Chief Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)	November 6, 2014

/s/ Dato’ Amiruddin Bin Che Embi Dato’ Amiruddin Bin Che Embi	Director	November 6, 2014

/s/ Peijin W. Hoppe Peijin W. Hoppe	Director	November 6, 2014

/s/ Ham Poh Chai Ham Poh Chai	Director	November 6, 2014

4