Form 10-K/A
period 2013-10-31
PRIME GLOBAL CAPITAL GROUP Inc
filed 2014-11-06
CIK 1462047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

AMENDMENT NO. 3

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒

Aggregate market value of the voting stock held by non-affiliates of the registrant as of April 30, 2013, based upon the closing sale price reported by the Over-the-Counter Bulletin Board on that date: $608,895,284

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding at December 23, 2013
Common Stock, $.001 par value per share	512,682,393 shares

DOCUMENTS INCORPORATED BY REFERENCE: None

EXPLANATORY NOTE

This Amendment No. 3 to Form 10-K amends our Annual Report on Form 10-K for the period ended October 31, 2013, filed with the Securities and Exchange Commission on December 23, 2013, as amended by that Amendment No. 1 to Form 10-K for the same period filed with the Securities and Exchange Commission on December 30, 2013, and that Amendment No. 2 to Form 10-K for the same period filed with the Securities and Exchange Commission on September 24, 2014. This Amendment No. 3 to Form 10-K is being filed to include the Report of Independent Registered Public Accounting Firm issued by Borgers & Cutler CPA’s PLLC for the fiscal year ended October 31, 2011 which was inadvertently excluded.

Except as described above, this Amendment No. 3 to Form 10-K does not amend, update or change any other items or disclosures in the original filing and does not purport to reflect any information or events subsequent to the filing date of the original filing. As such, this amended Form 10-K report speaks only as of the date the original filing was filed, and the Registrant has not undertaken herein to amend, supplement or update any information contained in the original filing to give effect to any subsequent events. Accordingly, this amended Form 10-K should be read in conjunction with the Registrant’s filings made with the Securities and Exchange Commission subsequent to the filing of the original filing, including any amendment to those filings.

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