Form 10-K
period 2014-10-31
PRIME GLOBAL CAPITAL GROUP Inc
filed 2015-01-20
CIK 1462047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number: 000-54288

PRIME GLOBAL CAPITAL GROUP INCORPORATED

(Exact name of registrant as specified in its charter)

NEVADA	26-4309660
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

E-5-2, Megan Avenue 1, Block E Jalan Tun Razak 50400 Kuala Lumpur, Malaysia	N/A
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: +603 2162 0773

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Aggregate market value of the voting stock held by non-affiliates of the registrant as of April 30, 2014, based upon the closing sale price reported by the Over-the-Counter Bulletin Board on that date: $343,362,002

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding at January 6, 2015
Common Stock, $.001 par value per share	512,682,393 shares

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

On December 6, 2010, we consummated a share exchange, or the Share Exchange, pursuant to which Wooi Khang Pua and Kok Wai Chai, or the UHT Shareholders, transferred to us all of the issued and outstanding shares of Union Hub Technology Sdn. Bhd., or UHT, a company organized under the laws of Malaysia and engaged in the design, development and operation of technologies to enable a community of users to engage in social networking, research and e-commerce on a mobile platform, in exchange for the issuance of 16,500,000 shares of our common stock, par value $0.001 per share, or the Common Stock. As a result of our acquisition of UHT, we became involved in the m-commerce business. The Share Exchange was made pursuant to the terms of a Share Exchange Agreement, or the Exchange Agreement, by and among, and the Company, the UHT Shareholders and UHT. As result of the Share Exchange, UHT became our wholly owned subsidiary. We relied on the exemption from registration pursuant to Section 4(2) of, and Regulation D and/or Regulation S promulgated under, the Securities Act of 1933, as amended, or the Securities Act, in issuing the UHT Shares. Mr.  Chai is a director of UHT and beneficially owns 4.85% of our issued and outstanding common stock.

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

On January 20, 2014, the Company through PGCG Assets sold and issued to an unaffiliated third party 200,000 shares of its Common Stock at a price of RM 100 per share, for aggregate consideration of RM 20,000,000, or approximately US$ 6,084,760.72.  PGCG Assets received net proceeds of approximately RM 20,000,000, or approximately US$ 6,084,760.72 from the sale of its securities and intends to use the net proceeds for general corporate purposes.  As a result of the foregoing transactions, 90% of the issued and outstanding securities of PGCG Assets is owned by UHT and 10% by such unaffiliated third party.  The sale and issuance was made pursuant to the terms of a subscription agreement containing terms and conditions that are normal and customary for a transaction of this type.

On October 31, 2014, the Company through Virtual Setup Sdn. Bhd., its affiliate, sold and issued to Denvoursuisse Sdn. Bhd. 200,000 shares of its Common Stock at a price of RM 10 per share, for aggregate consideration of RM 2,000,000, or approximately US$ 611,731. PGCG Assets received net proceeds of approximately RM 2,000,000, from the sale of its securities and intends to use the net proceeds for general corporate purposes. As a result of the foregoing transactions, 95% of the issued and outstanding securities of VSSB will be owned by PGCG Plantation and 5% by such Denvoursuisse Sdn. Bhd., which also owns 10% of the issued and outstanding securities of PGCG Assets. The sale and issuance was made pursuant to the terms of a subscription agreement containing terms and conditions that are normal and customary for a transaction of this type.

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

Current Business Operations

Current Corporate Structure

A chart of our current corporate structure is set forth below:

* Denvoursuisse Sdn. Bhd., an unaffiliated third party, owns 10% of PGCG Assets and 5% of VSSB.

During fiscal year 2014, we operated in the following three business segments: (i) software business (the provision of IT consulting, programming and website development services); (ii) plantation business (including oilseeds and castor seeds business); and (iii) our real estate business.  In the fourth quarter of fiscal 2014, we discontinued   our castor seeds business in China, and in December 2014 we discontinued the software business (the provision of IT consulting, programming and website services) in Malaysia. As a result, we no longer conduct business operations in China and anticipate winding down or otherwise selling our interests in the following entities: Power Green Investments Limited; Max Trend International Limited and Shenzhen Max Trend Green Energy Co Ltd.

During the last three fiscal years, each of our business segments accounted for the amount and percentage of net revenue set forth below:

	October 31, 2014		October 31, 2013		October 31, 2012
	Net Revenue	% of Net Revenue	Net Revenue	% of Net Revenue	Net Revenue	% of Net Revenue
Software	–	–	1,601,593	81.9	1,505,606	49.4
Oilseeds	286,931	12.5%	220,929	11.3	1,540,736	50.6
Real Estate	2,020,682	87.5%	132,760	6.8	–	–
Distribution of Consumer Products	–	–	–	–	–	–

Our cash and net assets are located in Malaysia and the PRC. As of October 31, 2014, the amount of cash and net assets located in Malaysia was $1,672,025 and $39,542,544.

As of October 31, 2014, the amount of cash held by our PRC subsidiary was $113,309, all of which is restricted, and the amount of net assets held by our PRC subsidiary was $86,156, of which approximately $78,000 is free of restriction and $8,156 is restricted. The amount of cash and net assets located outside of PRC as of October 31, 2014 was $1,672,025 and $40,641,876. To date, we have not yet transferred any cash out of the PRC. We have applied for the deregistration of our PRC subsidiary and the cash will be withdrawn from the PRC upon the grant of deregistration approval. We may be   subject to withholding taxes of approximately 5% upon a withdrawal of our cash from the PRC.

Additional information regarding the countries from which our revenues are derived and the location of our cash and net assets are provided in Notes 2 and 15(b), respectively, to our financial statements.

Our software business was operated through UHT and was discontinued in December 2014. Our oilseeds business is operated through Virtual Setup Sdn. Bhd., or VSSB, and our castor seed business was operated through Shenzhen Max Trend Green Energy Co. Ltd., or Max Trend WFOE. We are in the process of winding down or otherwise transferring the following subsidiaries that operated our discontinued castor business: Power Green Investments Limited, Max Trend International Limited and Max Trend WFOE.

Our real estate business is operated through PGCG Assets Holdings Sdn. Bhd., or PGCG Assets.

Our initial business plan launched in July 2010 broadly contemplated the development, distribution and operation of mobile and online social networking, ecommerce and search products and services. However, as a result of the challenges we experienced in implementing our m-commerce business plan, we entered the oilseeds and real estate businesses in 2012 and discontinued our software and consumer goods distribution businesses. Since the commencement of our business segments, we (through our subsidiaries):

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

VSSB manages and operates our 643 acre palm oil plantation in Malaysia. Our plantation cultivates and distributes FFBs to third party oilseed processors located in Malaysia that extract, refine and resell palm oil. The byproducts of the refinery process are sold to other manufacturers further downstream to produce various derivative products.

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

Discontinuation of Castor Operations and Commencement of Planting of Durian Orchard

In fourth quarter of fiscal 2014, we discontinued our castor seeds business including the distribution of castor seeds and the provision of castor seed related consulting services in China. We are in the process of winding down our business operations in China and expect to discontinue or transfer our interests in Power Green Investments Limited, Max Trend International Limited and Max Trend WFOE. We did not generate any castor related income during the fiscal year ended October 31, 2014.

We commenced planting premium durian, of the “Musang King” variety, in the first quarter of 2014. As of the date of this report, we have replanted 60 acres of our oil palm with premium durian trees. We expect to replant an additional 70 acres currently consisting of rubber trees with premium durian trees by the first half of calendar 2015 for an aggregate of 130 acres of premium durian. We hope to plant 35 trees per acre and anticipate an average production of 50 grade A fruits per tree for each of the two growing seasons per year.

Premium durian trees require approximately 5 years to mature and produce grade A fruits. Accordingly, we do not expect revenue from our durian orchard until calendar year 2019. At this time, we do not expect our durian orchard to exceed 130 acres in the near future.

Oil Seeds Pricing

CPO and PKO are commodities traded in a worldwide competitive market with high pricing volatility. Factors affecting pricing of these commodities (which in turn affect the prices for FFBs) include:

•	Estimated output based on the acreage, weather conditions and pest infestation etc.;
•	Shifting cropping patterns in producing countries;
•	Leftover stocks from the previous years’ production after meeting the demand;
•	Consumption and export pattern;
•	Energy prices; and
•	Government policies and intervention.

We believe that prices of our vegetable oils are linked to prices in the fuel sector. As fuel prices increase, we would expect the prices of our oilseeds to also increase. Similarly, we would expect falling crude prices to exercise a downward pressure on palm oil prices. We further believe that the current financial condition and the growing nexus between crude oil prices and vegetable oil prices brought on by the increased reliance on oils for biofuels will exacerbate the pricing volatility and uncertainty already inherent in our industry.

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

Real Estate Market Conditions in Malaysia

According to the Star, a newspaper of general circulation in Malaysia, the volume of property transactions in Malaysia as reported by the Malaysia National Property Information Centre during the first quarter of 2014 has declined as compared the volume of property transactions during the first quarter of 2013 from RM 45.02 billion to RM 40.25 billion, respectively. Kuala Lumpur has declined 13.4% compared to the last quarter of 2013. Meanwhile, Iskandar Malaysia experienced 4.5% drop, Selangor dropped 10% and Penang only dropped a marginal 0.3%. We believe that the recent decline in the real property market from the years prior to 2012 can be attributed in part to measures introduced by the Malaysian government to discourage real estate speculation, including increased real property gains taxation, addition of a consumption tax applicable to property transactions, restrictions on foreign ownership of property, increased approval requirements for developers seeking to make bulk sales in excess of four units, and continued introduction of stricter lending measures.

Notwithstanding these measures, we expect the housing market to remain resilient and sustainable in the near future as a result of the following factors.

1.	We believe that the decreased in property transactions is a reflection of market consolidation resulting from state cooling measures and not a result of oversupply and declining demand.
2.	Malaysia has a modern and sophisticated infrastructure that is being further enhanced by government initiatives to facilitate foreign investment in Malaysia, including tax incentives and easing of laws governing foreign ownership of property.
3.	Malaysia is situated near Australia, Bali and Singapore, attracting investments and visitors from these countries. Beaches, resorts, mild weather conditions with average temperatures ranging from 21 to 30 degrees Celsius together with modern medical and recreational facilities create a year-round tourist trade in Malaysia.
4.	English is widely spoken, facilitating property purchase transactions. The cost of living in Malaysia is moderate and compares favorably with other countries. Consequently, purchase and maintenance costs associated with real property investments are reasonable.
5.	Malaysia economy is expected to remain stable which we believe will result in a continued, albeit slower, demand for quality commercial and residential properties to meet the needs of an expanding expatriate population and tourism..

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

Our Commercial Real Estate Holdings

We generate rental income from our 12 story and 15 story commercial properties and anticipate generating income from the sale of developed properties. As of October 31 2014, 4 of the 12 stories of our 12 story building have been leased to tenants at market rates. We are in discussions to finalize the lease of six stories with move-in occurring gradually over the next 5 months. We expect to generate approximately $180,000 of gross rental income on an annualized basis from our 12 story building based upon full occupancy of our 12 story building at prevailing market rates. The remaining two stories are occupied by us and serve as our corporate headquarters.

In August 18, 2014, PGCG Assets Holdings Sdn. Bhd. (“PGCG Assets”) entered into a rental agreement (the “Rental Agreement”) with Le Apple Boutique Hotel (KLCC) Sdn. Bhd. formerly known as Esquire Bayview Sdn. Bhd. (“Le Apple”), pursuant to which Le Apple agreed to lease the entirety of our 15 story commercial building located at No. 160, Jalan Ampang, 50450 Kuala Lumpur, Malaysia to operate a boutique hotel. The Rental Agreement is retroactively effective as of December 1, 2013, and supersedes the prior lease agreement between us and Esquire Bayview Sdn. Bhd. (now Le Apple) dated December 18, 2013, with respect to the same premises.

The Rental Agreement has an initial term of one (1) year commencing December 1, 2013 and expiring November 30, 2014. Provided that there are no existing breaches by Le Apple, we will be required to renew the lease for additional one-year terms up to twenty nine times, for a maximum aggregate term of thirty years. The initial monthly rental rate is RM550,000 (approximately US$169,492)  and is increased every three years by 5% to 10% or to the then prevailing market rate, whichever is lower.

 In the event we elect to sell the premises, we are required to offer Le Apple a right of first refusal to purchase such premises at a mutually agreed upon price in accordance with the terms of the Rental Agreement. If the premises are sold to a third party other than Le Apple, the Rental Agreement shall be assumed by such purchaser.

The foregoing description of the Rental Agreement is qualified in its entirety by reference to the Rental Agreement, which is filed as Exhibit 10.2 to this Annual Report and incorporated herein by reference.

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

The previous Chief Minister of Selangor state government imposed a freeze on development approvals affecting the land on which our project will be situated in connection with a legal dispute with a township developer. We have made an appeal to the state government to approve our development order based upon the fact that we are the rightful landowner and should not be affected by the legal dispute between the state government and the township developer. Due to certain political developments, the prior Chief Minster resigned and a new Chief Minister was appointed on 23rd September 2014. His new administration team has recommenced the review and approval process for various applications that were previously deferred. If the development order can be successfully secured in the first calendar quarter of 2015, we hope to submit building plans in the second calendar quarter of 2015 and commence construction in the third calendar quarter of 2015.  We hope to complete construction by the end of calendar 2020.  We intend to commence sales activities in the third calendar quarter of 2015. There is no assurance that we will be able to successfully secure a development order by the first quarter of 2015 or at all. If we are unable to secure such an order, we will be unable to develop our Shah Alam 2 Eco Residential Project, which would materially and adversely affect our business plan, results of operations and financial condition.

If completed, we expect our Shah Alam 2 Eco Residential Development project to comprise of the following:

Types of property	Total Block(s)	Floor(s)/ Units per floor / Land size	Total Unit(s)	Planned Built-up area (sq. ft.)
3-Storey Boulevard Shop offices		22ft x 75ft	73	3,520
Hypermarket Retail Space	1		1	32,409

High Rise Apartments	2	12 floor X 8 units
Type A			24	1,200
Type B			24	1,100
Type C			96	1,000
Type D			48	800

Low Cost Apartments	1		160	700
Low-Medium & Medium-Cost Apartments	1		161	750

Landed Homes :-
2 ½ - Storey Superlink Homes	-	22ft x 75ft	143	2,000
2 ½ - Storey Semi-Detached Homes	-	35ft x 75ft	80	2,200
2 ½ - Storey Link Bungalow Homes	-	45ft x 80ft	47	3,300

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

Types of property	Total Block(s)	Floor(s)/ Units per floor / Land size	Total Unit(s)	Planned Built-up area (sq. ft.)
2 ½ - Storey Superlink Homes		30ft x 80ft	77	3,500 sq.ft.
Condominiums	4	–	508	1,000 sq.ft. 1,100 sq.ft. 1,200 sq.ft. 1,300 sq.ft.
Low-Cost Apartments	1	–	234	700 sq.ft.
Low-Medium Cost Apartments	1	–	130	750 sq.ft. 900 sq.ft.
Medium-Cost Apartments	1	–	226	1,000 sq.ft.

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

As of October 31, 2014, we had cash and cash equivalents of $1,785,334. We consummated the purchase of our 12 story commercial building in July 2013, financing the acquisition through a combination of cash and a bank loan. We believe that we will require approximately $3.5 million to obtain the necessary permits and $3.6 million to commence the first of six phases of construction, which we hope to occur in the third calendar quarter of 2015. We believe that we will require approximately $15 million in the aggregate to market, promote and complete construction of our Shah Alam 2 Eco Residential Development Project. We expect to finance the $15 million through a combination of loans, funds from ongoing building sales and operating capital.

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

Marketing, Sales and Support

Our sales and support staff focus on identifying land for the cultivation of our oil seeds and preparation for the marketing activities of our real estate development projects.

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

Major Customers

We generated net revenues of $2,307,613 during the fiscal year ended October 31, 2014. Our real state business accounted for approximately 87.5% of our net revenue in Malaysia. We are not a party to any long-term agreements with our customers.

During the fiscal year ended October 31, 2014, the following two customers accounted for 10% or more of our total net revenues:

Customer	Business Segment	Amount of Net Revenues	Percentage of Total Net Revenues
Le Apple Boutique Hotel (KLCC) Sdn. Bhd.	Real state	$1,833,316	79%
Lim Joo Soon Enterprise	Oilseeds	286,931	13%
Total		$2,120,247	92%

During the fiscal year ended October 31, 2013, the following three customers accounted for 10% or more of our total net revenues:

Customer	Business Segment	Amount of Net Revenues	Percentage of Total Net Revenues
Yuen How Wai	Software	$638,340	33%
Pang Her Chai	Software	478,754	24%
Tang Hock Miew	Software	478,754	24%
Total		$1,595,848	81%

All of our major customers are located in Malaysia.

Key Vendors

All of our key vendors are located in Malaysia. We are not parties to long-term agreements with our major vendors. In light of the discontinuation of our software and consumer goods business segments, we do not expect to engage the services of software vendors in the future. We do not anticipate difficulties in locating alternative developers and other vendors as needed.

During the fiscal year ended October 31, 2014, the following vendor accounted for 10% or more of our purchases:

Vendor	Business Segment	Amount of Purchase	Percentage of Total Net Revenues
Sun Shine Fertiliser Enterprise	Oilseeds	37,709	22%
Lim Joo Soon Enterprise	Oilseeds	53,717	32%
Total		$91,426	54%

During the fiscal year ended October 31, 2013, the following vendor accounted for 10% or more of our purchases:

Vendor	Business Segment	Amount of Purchase	Percentage of Total Net Revenues
Fortesys Intergration Sdn Bhd.	Software	29,329	19%
Sun Shine Fertiliser Enterprise	Oilseeds	26,702	17%
Lim Joo Soon Enterprise	Oilseeds	21,972	14%
Total		$78,003	50%

Competition and Market Position

Oilseeds Business

Our oilseeds business is characterized by intense competition, pricing volatility and foreign currency risks. Our competitors range from small-scale operators to fully integrated multinational enterprises with significant financial, technical, sales, marketing and other resources. In addition to palm oil producers,  our competitors also include producers of alternative vegetable oils such as soybean, rapeseed, cottonseed, peanut, sunflower seed and corn oils.

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

During the fourth quarter of fiscal 2014, we discontinued our business operations in China, including our castor oil business.

As of October 31, 2014, the registered capital of Max Trend WFOE was approximately $158,000, and it had retained earnings of approximately $93,000. Our PRC subsidiary will be able to pay dividends to our offshore entities when it has generated accumulated profits and meet the requirements for statutory reserve funds.

As of October 31, 2014 and 2013, the restricted amount of cash held by our PRC subsidiary in China was $113,309 and $132,231, respectively.

Seasonality

Our real estate business is not subject to seasonality.

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

Employees

As of January 8, 2015, we had 14 employees in Malaysia, all of which are full-time. Our employees are in the following principal areas:

Administrative / Finance – 6

Management– 4

Plantation operations – 4

All our employees of the company are located in Malaysia and are primarily focused on our oilseeds and real estate businesses. None of our employees are members of a trade union. We believe that we maintain good relationships with our employees, and have not experienced any strikes or shutdowns and have not been involved in any labor disputes.

We are required to make contributions under a defined contribution pension plan for all of our eligible employees in Malaysia and the PRC. We are required to contribute a specified percentage of the participants’ relevant income based on their ages and wages level. The total contributions made were $56,753, $59,957 and $58,621 for the years ended October 31, 2014, 2013 and 2012, respectively.

Corporation Information

Our principal executive offices are located at E-5-2, Megan Avenue 1, Block E, Jalan Tun Razak, 50400 Kuala Lumpur, Malaysia, telephone at +603 2162 0773, facsimile at +603 2161 0770. Our website is located at www. http://www.pgcg.cc. Copies of our annual report on Form 10-K, quarterly reports on Form 10-Q and amendments to those reports filed or furnished pursuant to the Exchange Act are available on our website. You may request copies of such filings free of charge by writing to our corporate offices.

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

Our management team has limited experience in managing and operating our palm oil plantation, cultivating and trading premium durian and developing and selling real estate projects. We acquired our palm oil business in August 2011 and entered the premium durian market in 2014. We acquired our first parcel of vacant land in July 2012 and our first commercial building in December 2012. We are in the planning stages of development and expect to commence construction in the first quarter of 2014. We only began generating rental income in our second fiscal quarter of 2013. There is no assurance that our business strategy will be successful or that we will be able to effectively execute our plans. If we are unable to sustain profitable operations, investors may lose their entire investment in us.

There is a substantial doubt about our ability to continue as a going concern. Our failure to continue as a going concern may result in the loss of your investment in the Company.

As of October 31, 2014, we suffered from continuous operating loss from prior years and working capital deficit of $581,405. Our auditors noted that the continuation of the Company as a going concern through October 31, 2014 is dependent upon improving the profitability and the continuing financial support from its stockholders. While management believes the existing shareholders and external financing will provide the additional cash to meet the Company’s obligations as they become due, there is no assurance that we will be able to obtain such financing on acceptable terms, if at all.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern. If we fail to continue as a going concern, shareholders may suffer a loss of their entire investment in the Company.

We are dependent on one major customer, Le Apple Boutique Hotel (KLCC) Sdn. Bhd. for 79% of our total net revenues as of October 31, 2014.

Le Apple Boutique Hotel (KLCC) Sdn. Bhd. leases out 15 story commercial building in which it operates a boutique hotel. Our lease agreement with Le Apple provides for a one-year lease term, renewable for a maximum aggregate term of 30 years. If Le Apple elects not to renew its lease agreement with us for any reason, we will be required to seek replacement tenants. There is no assurance that we will be able to quickly obtain such tenant(s) on terms as favorable as those with Le Apple. If we are not able to obtain a replacement tenant on similar or more favorable terms, our financial condition and results of operation may be materially and adversely affected.

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

We conduct our businesses globally and have all of our assets located in Malaysia. We are required to comply with numerous and broad reaching laws and regulations administered by United States federal, state and local, and foreign governmental authorities. We must also comply with other general business regulations such as those directed toward accounting and income taxes, anti-corruption, anti-bribery, global trade, handling of regulated substances, and other commercial activities, conducted by our employees and third party representatives globally. Any failure to comply with applicable laws and regulations could subject us to administrative penalties and injunctive relief, and civil remedies including fines, injunctions, and recalls of our products. In addition, changes to regulations or implementation of additional regulations may require us to modify existing processing facilities and/or processes, which could significantly increase operating costs and negatively impact operating results.

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

The previous Chief Minister of Selangor state government imposed a freeze on development approvals affecting the land on which our project will be situated in connection with a legal dispute with a township developer. We have made an appeal to the state government to approve our development order based upon the fact that we are the rightful landowner and should not be affected by the legal dispute between the state government and the township developer. Due to certain political developments, the prior Chief Minster resigned and a new Chief Minister was appointed on 23rd September 2014. His new administration team has recommenced the review and approval process for various applications that were previously deferred. While we hope to secure such approval by the first calendar quarter of 2015, there can be no assurance that we will be able to timely secure such approval or to secure an approval at all. We cannot begin development until we have secured such approval. If we are unable to develop our project, our business plan and financial condition may be materially and adversely affected.

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

Our oilseeds and real estate operations are conducted in Malaysia and our operating currency is the Malaysian Ringgit. Since we conduct business in currencies other than U.S. dollars but report our financial results in U.S. dollars, we face exposure to fluctuations in currency exchange rates. For instance, if currency exchange rates were to change unfavorably, the U.S. dollar equivalent of our operating income recorded in foreign currencies would be diminished.

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

We own the following properties:

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

Our principal executive offices are located at E-5-2, Megan Avenue 1, Block E, Jalan Tun Razak, 50400 Kuala Lumpur, Malaysia, which is the above referenced 12 story commercial building. We believe that our current facilities are adequate for our current needs. We believe that suitable additional space will be available on commercially reasonable terms as needed to accommodate our operations.

15 Story Bank Loan

Effective October 31, 2014, PGCG Assets accepted the Letter of Offer from the Bank of China (Malaysia) Berhad for a credit facility (the “Loan”) consisting of a revolving line of credit, or the RC, in the amount of RM 15,000,000 (approximately US$4,587,984) and a term loan, or the TL, in the amount of RM 40,000,000 (approximately US$ 12,234,623.37), for an aggregate of RM 55,000,000 (approximately US$16,822,607). The Loan will be used to pay off our existing loan with Hong Leong Bank Berhad on our 15 story commercial building located at No. 160, Menara CMY, Jalan Ampang, 50450 Kuala Lumpur, Malaysia and to provide working capital for PGCG Assets. The Loan is personally guaranteed by Wong Weng Kung, our Chief Executive Officer and Director, and also guaranteed by Union Hub Technology Sdn. Bhd., our wholly owned subsidiary (“UHT”).

Outstanding principal amounts due under the TL accrue interest at a rate of 1.00% per annum above the Base Lending Rate, which is currently 6.60% per annum. The TL is repayable in monthly installments of RM 476,898 over a period of 120 months and must be fully drawn down by January 18, 2015. Amounts not drawn down by such time shall be forfeit.

We shall be entitled to draw down on the RC after full release of the TL. Outstanding principal amounts due under the RC accrue interest at a rate of 1.50% per annum above the bank’s cost of fund applicable at such time. At the end of each calendar quarter, outstanding amounts due under the RC shall be repaid in full or, subject to the lender’s consent and the satisfaction of certain additional requirements, rolled over to the next quarter at the end of each calendar quarter.

As a condition of the Loan, PGCG Assets was required to increase its paid up capital account to RM 50,000,000. Accordingly, PGCG Assets made a Bonus Issue of an additional 48,000,000 shares of its common stock on a pro rata basis to its shareholders in proportion to the number of shares held by such shareholders, by way of capitalizing its Capital Surplus.

12 Story Bank Loan

In May 2013, PGCG Assets obtained a loan in the aggregate amount of RM 9,840,000 (approximately $3,140,659) from RHB Bank Berhad, a financial institution in Malaysia to finance the acquisition of a twelve story office building property, which bears interest at a rate of 1.90% per annum over the lending rate, with annual interest expense of $145,005, variable rate quoted by the bank, with 288 monthly installments over a period of 24 years and will mature in 2037. The loan is secured by all assets held by PGCG Assets and is personally guaranteed by our director and Chief Executive Officer, Weng Kung Wong, the director of UHT, our subsidiary, Kok Wai Chai and UHT.

The foregoing descriptions of the loan agreements with each of Bank of China (Malaysia) Berhad and RHB Bank Berhad are qualified in their entirety by reference to the loan agreements, which are filed as Exhibits 10.6 through and including 10.9 to this Annual Report and incorporated herein by reference.

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

	Price Range
	High	Low
Fiscal 2014
First quarter	$0.75	$0.75
Second quarter	$0.75	$0.75
Third quarter	$0.51	$0.51
Fourth quarter	$0.51	$0.50
Fiscal 2013
First quarter	$2.40	$1.75
Second quarter	$2.50	$1.33
Third quarter	$1.23	$0.75
Fourth quarter	$0.75	$0.75

Our common stock is quoted on the Over the Counter Bulletin Board under the symbol PGCG. As of January 8, 2015, the closing price of our securities was $0.061.

Performance Graph

The performance graph below shows the five-year cumulative total stockholder return on our common stock during the period from October 29, 2010, through October 31, 2014. This is compared with the cumulative total return of Genpact Limited* and the NASDAQ Index over the same period. The comparison assumes $100 was invested on October 29, 2010, in our common stock and in each of the foregoing indices and assumes reinvestment of dividends, if any. Dollar amounts in the graph are rounded to the nearest whole dollar. The performance shown in the graph represents past performance and should not be considered an indication of future performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Prime Global Capital Group Incorporated, Genpact Limited and Nasdaq Composite Index

*GENPACT provides business process management and technology services. In May 2014 Genpac added new business of providing of regulatory affairs services to the life sciences industry.

	10/29/2010	10/31/2011	10/31/2012	10/31/2013	10/31/2014
PGCG	100.00	625.00	600.00	187.50	125.00
GENPACT	100.00	101.57	110.75	124.72	110.38
Nasdaq Composite Index	100.00	107.06	118.74	156.32	184.68

(b)    Approximate Number of Holders of Common Stock

As of January 6, 2015, there were approximately 2338 shareholders of record of our common stock. Such number does not include any shareholders holding shares in nominee or “street name”.

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

ITEM 6. Selected Financial Data.

The following selected financial information has been derived from our historical audited consolidated financial statements and should be read in conjunction with the consolidated financial statements and the accompanying notes for the corresponding fiscal years:

	Fiscal Year		Fiscal Year	Fiscal Year		Fiscal Year		Fiscal Year		Fiscal Year
	2014(1)		2013(1)	2012(1)		2011(1)		2010(2)		2010(3)
Net revenues from continuing and discontinued operations	$2,308		1,955	$3,046		$3,753		$537		$–
Gross profit	$1,891		1,801	$2,710		$2,926		$168		$–
General and administrative	$1,845		1,990	$1,528		$749.3		$92.7		$1
(% of net sales)	79.9		101.79	50.2		20.0		17.3		–
Operating income (loss)	$46		(637)	$1,182		$2,176		$75.3		$(1)
(% of net sales)	2		35.6	38.8		57.9		14.0
Other income (expense)	$(1,373)		(1,733)	$811		$24		$(1)		$–
(% of net sales)	59.9		8,816	26.6		0.6		.2		NM
Income (loss) before income taxes	$(1,326)		(1,927)	$1,993		$2,201		$75.0		$(1)
Effective tax rate (%)	-0.75		-8.5%	26.1		29.8		27.5		–
Net income (loss)	$(1,337)		(2,091)	$1,473		$1,545		$54.2		$(1)
(% of net sales)	57.9		106.9	48.4		41.2		10.1		(0.0)
Earnings (loss) per diluted share	$(0.00)	*	(0.00)*	$0.00	*	$0.00	*	$0.00	*	$(0.00)
Weighted average common shares, basic	512,682,393		512,682,393	504,752,402		391,937,428		16,500,000		16,500,000
Working capital (deficit)	581		(1,888)	$5,039		$5,424		$303		$303
Long-term debt	17,906		22,463	$31		$41		$50		$50
Stockholders’ equity	40,949		36,221	$38,634		$6,425		$378		$378
Total assets	61,157		61,743	$41,585		$7,438		$797		$797

* Denotes less than $0.01 per share

(1)	The fiscal year ends 10/31
(2)	Represents seven months ended 10/31.
(3)	The fiscal year ends 3/31.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This discussion summarizes the significant factors affecting the operating results, financial condition, liquidity and cash flows of the Company and its subsidiaries for the fiscal years ended October 31, 2014, 2013 and 2012. The discussion and analysis that follow should be read together with the section entitled “Forward Looking Statements” and our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this annual report on Form 10-K.

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

Overview

During fiscal year 2014, we operated in the following three business segments: (i) Software business (the provision of IT consulting, programming and website development services); (ii) our plantation business (including oilseeds and castor seeds); and (iii) our real estate business. In the fourth quarter of fiscal 2014, we discontinued our castor seeds business. In December 2014 we discontinued our software business. As a result, we no longer conduct business operations in China and anticipate winding down or otherwise selling our interests in the following entities: Power Green Investments Limited; Max Trend International Limited and Shenzhen Max Trend Green Energy Co Ltd.

Summarized financial information regarding each revenue generating segment and the real estate business segment as of fiscal year end October 31, 2014 is as follows:

	Year ended October 31, 2014
	Software Business	Plantation Business	Real Estate Business	Corporate	Total

Revenues, net	$–	$286,931	$2,039,967	$–	$2,326,898
Less: inter segment revenues	–	–	(19,285)	–	(19,285)
Revenues from external customers	–	286,931	2,020,682	–	2,307,613
Cost of revenues	–	(170,215)	(246,254)	–	(416,469)
Gross profit	–	116,716	1,774,428	–	1,891,144
Depreciation	–	18,209	635,387	42,537	696,133
Net income (loss)	–	(317,826)	(172,666)	(846,312)	(1,336,804)
Net income from discontinued operation	–	–	–	–	–
Total assets	–	7,637,204	53,397,873	121,733	61,156,810
Expenditure for long-lived assets	$–	$30,801	$25,907	$37,267	$93,975

Our software business was operated through UHT and was discontinued in December 2014.

Our oilseeds business is operated through Virtual Setup Sdn. Bhd., or VSSB, and our castor seed business was operated through Shenzhen Max Trend Green Energy Co. Ltd., or Max Trend WFOE. We are in the process of winding down or otherwise selling the following subsidiaries that operated our discontinued castor business: Power Green Investments Limited, Max Trend International Limited and Max Trend WFOE.

Our real estate business is operated through PGCG Assets Holdings Sdn. Bhd., or PGCG Assets.

Our initial business plan launched in July 2010 broadly contemplated the development, distribution and operation of mobile and online social networking, ecommerce and search products and services. However, as a result of the challenges we experienced in implementing our m-commerce business plan, we entered the oilseeds and real estate businesses in 2012 and in 2014 discontinued our software and consumer goods distribution businesses. Since the commencement of our these business segments, we (through our subsidiaries):

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

As we transition from an m-commerce to oilseeds and real estate company, we may continue to experience significant fluctuations in revenue which may cause our gross profit to fluctuate. Historically, we experienced higher profit margins with respect to software derived revenue and consulting revenue (arising from consultation to castor farmers) as compared to rental income revenue and oil palm plantation derived revenue. Accordingly, as our revenue composition shifts from software or consulting services to rental income or palm oil plantation revenue, we expect our profit margins to also decrease.

Challenges From Our Oilseeds Operations

The oilseeds business is a highly regulated industry with prices subject to wide fluctuations due to factors beyond our control such as weather conditions, competition, global demand and government policies. Management has limited experience operating in this industry and may not be able to successfully navigate all industry specific factors in addition to any geopolitical factors in Malaysia, Thailand and the PRC. For example, we were forced to discontinue our trial planting arrangement in Thailand as a result of unexpected changes in the local political climate. In addition, we recently discontinued our castor business in China due to our inability to effectively compete. If we are not able to successfully respond to any of these or other factors, our business operations and financial results may be adversely affected. There can be no assurance that we will be able to successfully operate a multi-national oilseeds business in conjunction with our other business segments given management’s limited experience.

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

Challenges From Our Real Estate Operations

Commercial Buildings

We generate rental income from our 12 story and 15 story commercial properties and anticipate generating income from the sale of developed properties. As of October 31 2014, 4 of the 12 stories of our 12 story building have been leased to tenants at market rates. We are in discussions to finalize the lease of six stories with move-in occurring gradually over the next 5 months. The remaining two stories are occupied by us and serve as our corporate headquarters.

Our 15 story building is fully leased to Le Apple which will operate a boutique hotel on the premises. The Rental Agreement has an initial term of one (1) year commencing December 1, 2013 and expiring November 30, 2014. Provided that there are no existing breaches by Le Apple, we will be required to renew the lease for additional one-year terms up to twenty nine times, for a maximum aggregate term of thirty years. The initial monthly rental rate is RM550,000 (approximately US$169,492)  and is increased every three years by 5% to 10% or to the then prevailing market rate, whichever is lower.

Residential Property Development

The previous Chief Minister of Selangor state government imposed a freeze on development approvals affecting the land on which our project will be situated in connection with a legal dispute with a township developer. We have made an appeal to the state government to approve our development order based upon the fact that we are the rightful landowner and should not be affected by the legal dispute between the state government and the township developer. Due to certain political developments, the prior Chief Minster resigned and a new Chief Minister was appointed on 23rd September 2014. His new administration team has recommenced the review and approval process for various applications that were previously deferred. If the development order can be successfully secured in the first calendar quarter of 2015, we hope to submit building plans in the second calendar quarter of 2015 and commence construction in the third calendar quarter of 2015.  We hope to complete construction by the end of calendar 2020.  We intend to commence sales activities in the third calendar quarter of 2015. There is no assurance that we will be able to successfully secure a development order by the first quarter of 2015 or at all. If we are unable to secure such an order, we will be unable to develop our Shah Alam 2 Eco Residential Project, which would materially and adversely affect our business plan, results of operations and financial condition.

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

We believe that the outlook for residential properties will remain positive for the remainder of 2015 based upon Malaysia’s stable employment outlook, growth in household income, formation of new households, and increased demand for affordable residential property from first time home buyers. In addition to our specific challenge arising for the development order freeze imposed by the Selangor government, developers such as us are facing challenges of inconsistent supply and high cost of labor, increased costs of building materials (such as cement and steel bars) and general increased costs of doing business. Our market is also sensitive to changes in lending rates and lending requirements as many homebuyers rely on financing to make purchases. As a result, government or bank policies that result in increased interest rates and or stricter lending requirements may adversely affect the sales of our developed properties.

Approval to Initiate Uplisting Process

On December 12, 2011, our board of directors approved, authorized and directed our officers to initiate the process for listing shares of the Company’s common stock on one or more U.S. national securities exchanges including the NYSE Amex Equities Exchange. We have elected to delay uplisting efforts until the end of calendar year 2015 or 2016 to focus on implementing our business plan.

Results of Operations

As of October 31, 2014, we suffered from continuous operating loss from prior years and working capital deficit of $581,405. Our auditors noted that the continuation of the Company as a going concern through October 31, 2014 is dependent upon improving the profitability and the continuing financial support from its stockholders. Management believes the existing shareholders and external financing will provide the additional cash to meet the Company’s obligations as they become due.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

The following table sets forth certain operational data for the periods indicated:

	Fiscal Years Ended
	October 31, 2014	October 31, 2013	October 31, 2012

Total net revenues	$2,307,613	$1,955,282	$3,046,342
Software sales	–	1,601,593	1,505,606
Plantation sales	286,931	220,929	1,540,736
Real estate	2,020,682	132,760	–
Total cost of revenue	(416,469)	(154,489)	(336,789)
Software sales	–	(29,329)	(35,205)
Plantation sales	(170,215)	(125,160)	(301,584)
Real estate	(246,254)	–
Gross profit	1,891,144	1,800,793	2,709,553
Software sales	–	1,572,264	1,470,401
Plantation sales	116,716	95,769	1,239,152
Real estate	1,774,428	132,760	–
General and administrative expenses	(1,845,133)	(1,990,168)	(1,527,918)
Other income, net (expense)	(1,372,821)	(1,732,073)	811,252
Income tax expense	(9,994)	(163,804)	(520,171)
Net income (loss)	(1,336,804)	(2,090,769)	1,472,716

Comparison of the fiscal years ended October 31, 2014 and October 31, 2013 for continued and discontinued operation

Net Revenue. We generated net revenue of $2,307,613 and $1,955,282 for the fiscal years ended October 31, 2014 and 2013, respectively, with our oilseeds and real estate businesses accounting for 12.4% and 87.6% of the net revenue, respectively. For the fiscal year ended October 31, 2013, our software, oilseeds and real estate businesses accounted for approximately 81.9%, 11.3% and 6.8% of net revenue, respectively.

Our software and product distribution businesses were discontinued and did not generate any revenue for the year ended October 31 2014.

Our oilseeds business experienced a 30% increase in net revenue from $220,929 for the year ended October 31, 2013, to $286,931 for the same period ended October 31, 2014. The increase in our oilseeds revenue is attributable to the increase in FFB output and higher average price.

Our real estate business experienced a 1422% increase in revenue from $132,760 for the year ended October 31, 2013, to $2,020,682 for the same period ended October 31, 2014. The increase in our real estate revenue is attributable to the successful lease of our 15 story commercial building.

Cost of Revenue. Cost of revenue as a percentage of net revenue for the year ended October 31, 2014 was $416,469, or approximately 18.2%, with real estate and plantation sales accounting for approximately 59.1% and 40.9%, respectively. Cost of revenue as a percentage of net revenue was approximately 7.9% for the fiscal year ended October 31, 2013, with software sales and plantation sales accounting for approximately 19% and 81%, respectively. The increase is primarily attributable to the increased revenues generated by our real estate business segment. Cost of revenue in 2014 consisted primarily of government fees and building management fees of the leased properties with respect to our real estate business and costs related to the palm oil business such as rental of plantation land, material supplies and subcontracting costs incurred for planting, fertilizing and harvesting the palm oil tree. Shipping and handling costs associated with the distribution of fresh fruit bunches to the customers are also included in cost of revenues.

Gross Profit. We achieved a gross profit of $1,891,144 for the fiscal year ended October 31, 2014, as compared to $1,800,793 for the fiscal year ended October 31, 2013, with real estate rental income and plantation sales accounting for approximately 93.8% and 6.2%, respectively. The increase in gross profit is attributable to the increased rental income derived from our real estate business segment.

Until we begin real estate development activities, we expect gross profit from our real estate business to stabilize. Once we begin real estate development, we expect gross profit derived from our real estate business to gradually increase as we commence sales activities with respect to our developed properties. We also expect our oilseeds revenue to increase once our premium durian orchard has matured and is able to produce grade A fruits for distribution. We expect the fruits to begin generating revenue sometime in 2018.

General and Administrative Expenses (“G&A”). We incurred G&A expenses of $1,845,133 for the fiscal year ended October 31, 2014, representing a decrease of 7.29%, as compared to $1,990,168 for the fiscal year ended October 31, 2013. The decrease in G&A is primarily attributable to the reversal of potential tax penalty liability of $50,000. We expect G&A expenses attributable to real estate to continue to increase as we begin development of our real estate with G&A attributable to software sales fluctuating in the near future.

As a general matter, we expect our G&A to increase in the foreseeable future as we acquire real estate or other businesses and assets. G&A as a percentage of net revenue was approximately 79.9% for the fiscal year ended October 31, 2014.

Other Income, net. We incurred net other expenses of $1,372,821 for the fiscal year ended October 31, 2014, as compared to $1,732,073 for the fiscal year ended October 31, 2013. The increase is attributable primarily to the reversal of potential tax penalty liability of $50,000 in the fiscal year ended October 31, 2014, as compared to interest expense associated with our mortgages of $980,778 and a realized loss from the sale of available-for-sale securities of $355,996 in fiscal year ended October 31, 2013.

Income Tax Expense. We recorded income tax expenses of $9,994 for the fiscal year ended October 31, 2014, as compared to $163,804 for the fiscal year ended October 31, 2013. The decrease is primarily attributable to the discontinuation of our software business. We recognized a loss before income taxes for the fiscal year ended October 31, 2013.

Comparison of the fiscal years ended October 31, 2013 and October 31, 2012

Net Revenue. We generated net revenue of $1,955,282 and $3,046,342 for the fiscal years ended October 31, 2013 and 2012, respectively.

Software sales accounted for approximately 81.9% as compared to 49.4% of our net revenue for the fiscal years ended October 31, 2013 and 2012, respectively, with sales to related parties accounting for $0, or approximately 0%, and $1,820, or approximately 0.12%, of our software sales in fiscal years 2013 and 2012, respectively. Prior to its discontinuation, our software revenue fluctuated depending upon the availability of immediate sales opportunities.

Our oilseeds business accounted for approximately 11.3% of our net revenue for fiscal year ended October 31, 2013, compared to 50.6% for fiscal year ended October 31, 2012. The decrease in our oilseeds revenue is attributable to two factors. First, oilseeds revenue generated during the fiscal year October 31, 2012, was primarily derived from consulting services provided to castor farmers. We did not provide such consulting services during the fiscal year ended October 31, 2013, as a result of the competitive challenges we experienced in operating our castor business. Second, while we have increased the output of our oil palm plantation, we were not able to achieve the associated revenue increases due to the recent downturn in oil palm pricing. We discontinued our castor seeds operations in China during the last fiscal quarter of 2014.

We did not derive any revenue from product sales in fiscal years ended October 31, 2013 and 2012. This business segment was discontinued in the fourth fiscal quarter of 2014.

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

Gross Profit. We achieved a gross profit of $1,800,793 for the fiscal year ended October 31, 2013, as compared to $2,709,553 for the fiscal year ended October 31, 2012, with software sales, real estate rental income and plantation sales accounting for approximately 87.3%, 7.4% and 5.3%, respectively. The decrease in gross profit is attributable to two factors. First, oilseeds revenue generated during the fiscal year October 31, 2012, was primarily derived from consulting services provided to castor farmers. We did not provide such consulting services during the fiscal year ended October 31, 2013, as a result of the competitive challenges we experienced in operating our castor business. Second, while we have increased the output of our oil palm plantation, we were not able to achieve the associated revenue increases due to the recent downturn in oil palm pricing. We discontinued our castor seeds business in fourth quarter of fiscal 2014.

We expect gross profit derived from our real estate business to gradually increase as we our commercial properties increase their occupancy rates and as we commence sales activities with respect to our developed properties.

General and Administrative Expenses (“G&A”). We incurred G&A expenses of $1,990,168 for the fiscal year ended October 31, 2013, representing an increase of $462,250, as compared to $1,527,918 for the fiscal year ended October 31, 2012. The increase in G&A is primarily attributable to operating and maintenance costs incurred in connection with the 15 story commercial building and land under development, as well as a potential tax penalty of $50,000. We expect G&A expenses attributable to real estate to continue to increase as we begin development of our real estate.

We did not make any significant investments in our consumer goods business and did not generate sales in fiscal years ended October 31, 2013 and 2012. This business segment has been discontinued.

As a general matter, we expect our G&A to increase in the foreseeable future as we continue reporting as a large accelerated filer and acquire real estate or other businesses and assets. G&A as a percentage of net revenue was approximately 101.78% for the fiscal year ended October 31, 2013.

Other Income, net. We incurred net other expenses of $1,732,073 for the fiscal year ended October 31, 2013, as compared to net other income of $811,252 for the fiscal year ended October 31, 2012. The increase is attributable primarily to a significant increase in interest expense associated with our mortgages of $980,778 and a realized loss from the sale of available-for-sale securities of $355,996 in fiscal year ended October 31, 2013, as compared to interest expense of $1,937 and realized gain from the sale of available-for-sale securities of $639,853 in fiscal year ended October 31, 2012.

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

Liquidity and Capital Resources

As of October 31, 2014, we had cash and cash equivalents of $1,785,334, accounts receivable of $1,189,281 and a net loss of $1,336,804.

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

Our ratio of current assets to current liabilities was 1.2:1 as of October 31, 2014, 1:2.61 as of October 31, 2013 compared to 2.73:1 as of October 31, 2012.

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

As of October 31, 2014, the registered capital of Max Trend WFOE was approximately US$158,000 and the accumulated loss was approximately US$93,000. As of October 31, 2014, the amount of cash held by our PRC subsidiary was $113,309 which is restricted. As of October 31, 2014, the amount of net assets held by our PRC subsidiary was $86,156, of which approximately $78,000 is free of restriction and $8,156 is restricted.

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

To date, we have not yet transferred any cash out of the PRC. We are in the process of winding down our business operations in China and expect to discontinue or transfer our interests in Power Green Investments Limited, Max Trend International Limited and Max Trend WFOE. We currently have no intention to pay dividends and expect to move our cash and assets outside of the PRC, which may subject us to withholding taxes of approximately 5%.

We have never paid dividends on our Common Stock. Our present policy is to apply cash to investments in product development, acquisitions or expansion; consequently, we do not expect to pay dividends on Common Stock in the foreseeable future.

Going Concern Uncertainties

Our auditor has noted that the continuation of the Company as a going concern will be dependent upon improving our profitability and the continuing financial support from our stockholders. Our sources of capital in the past have included the sale of equity securities, which include common and preferred stock sold in private transactions and public offerings, capital leases and long-term debt. In fiscal year 2014, we raised approximately $6.7 million from sales of the securities of our subsidiaries. While we believe that the existing shareholders will continue to provide the additional cash to meet the Company’s obligations as they become due, there can be no assurance that we will be able to raise such additional capital resources on satisfactory terms. We believe that our current cash and other sources of liquidity discussed below are adequate to support operations for at least the next 12 months.

	Fiscal Years Ended
	10/31/2014	10/31/2013	10/31/2012
Net cash (used in) provided by operating activities	(1,737,725)	(345,243)	875,756
Net cash (used in) provided by investing activities	6,691,170	(21,893,841)	(33,710,175)
Net cash (used in ) provided by financing activities	(3,598,909)	21,535,798	31,942,366

Net Cash Provided By Operating Activities.

For the fiscal year ended October 31, 2014, net cash used in operating activities was $1,737,725, which consisted primarily of depreciation of $696,133, impairment loss on advances to suppliers of $447,245, and an increase in rental deposits form tenants of $652,212, offset by a net loss of $1,336,804, a decrease in accounts receivable of $1,176,451, a decrease in advances from third parties of $755,001, forgiveness of debts of $140,356 and a decrease in income tax payable of $113,271.

For the fiscal year ended October 31, 2013, net cash used in operating activities was $345,243, which consisted primarily of advances from third parties of $622,381, depreciation of $545,388, impairment loss on advances to suppliers of $441,953, realized loss from the sale of available-for-sale-securities of $355,996 and an increase in accrued liabilities and other payable of $512,869, offset by a net loss of $2,090,769 and an increase in advances to suppliers of $803,142.

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

We expect cash from our oilseeds operating activities to continue to be linked to fuel prices, and as our durian orchard matures, to begin generating revenue in 2019. We expect rental income from our real estate operations to stabilize now that our two commercial properties are at nearly full capacity, which will be offset by the increased expenses associated with developing our residential projects. We expect to continue to rely on cash generated through private placements of our securities, however, to finance our operations and future acquisitions.

Net Cash Used in Investing Activities.

For the fiscal year ended October 31, 2014, net cash provided by investing activities was $6,691,170, which is primarily attributable to funds raised from the sale of the securities of our subsidiaries of $6,779,598, offset by the purchase of plant, property and equipment of $93,975.

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

Net Cash Provided By Financing Activities.

For the fiscal year ended October 31, 2014, net cash used in financing activities was $3,598,909, consisting primarily of repayments of advances from our Weng Kung Wong of $3,122,133, repayment on bank loans of $430,871, payments on a finance lease of $35,589 and repayment of advances from a related party of $10,316.

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

Contractual Obligations and Commercial Commitments

We had the following contractual obligations and commercial commitments as of October 31, 2014

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Amount due to related parties	4,031,591	180,197	3,851,394	–	–
Operating lease obligations
Office premises	–	–	-	–	–
Commercial commitments
Bank loan repayment	14,695,302	643,544	1,424,041	1,633,607	10,994,110
Finance lease obligation	9,571	2,737	5,474	1,360	–
Total obligations	18,736,464	726,478	5,280,909	1,634,967	10,994,110

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

Based upon the aforementioned criteria, the Company wrote off $0 and $5,517 accounts receivable on uncollectible rental receivable for the years ended October 31, 2014 and 2013, respectively.

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

To date, all castor oil seeding relating to these advances have not delivered and the Company has considered for any estimated losses resulting from such non-delivery. The Company will take further actions and exhaust all means of collection of such advances, including seeking legal resolution in a court of law. The Company recognized an impairment loss of $447,245 and $441,953 on such advances for the years ended October 31, 2014 and 2013, respectively. At October 31, 2014 and 2013, the allowance for doubtful accounts totaled $889,198 and $441,953, respectively.

•	Properties, plant and equipment

Properties and plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational:

Categories	Location of properties	Expected useful life
Freehold plantation land	Palm oil plantation in Malaysia	Indefinite, as per land titles
Leasehold land under development	Leasehold land in Puncak Alam, Malaysia	Remaining lease life of 88 years, as per land titles
Freehold land under development	Freehold land in Sungai Long, Cheras, Selangor, Malaysia	Indefinite, as per land titles
Freehold land and land improvement for rental purpose commercial building	Land portion of 15 story buildings “Menara CMY” in Kuala Lumpur, Malaysia	Indefinite, as per property titles
Building structure and improvements	Building structure of commercial buildings in Kuala Lumpur, Malaysia, including: 12 story building “Megan Avenue” and 15 story building “Menara CMY”	33 years
Office furniture and equipment		3-10 years
Motor vehicles		5 years

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

(b)    Plantation sales

The Company offers two types of plantation products comprising of palm oilseed products and castor products.

Revenue from the sale of palm oilseed product is recognized upon confirmation of the weight of fresh fruit bunches and shipment to the customer, when there is persuasive evidence of an arrangement, delivery has occurred and risk of loss has passed, the sales price is fixed or determinable at the date of sale, and collectibility is reasonably assured.

Revenue from castor products includes sale of seeding and rendering of technical know-how under a bundled sales arrangement, whose business was no longer commenced from 2014. The Company adopts ASC 605-25, “Multiple-Element Arrangements” and recognizes revenue as services are performed when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the service offering has been delivered to the client; (3) the collection of fees is probable; and (4) the amount of fees to be paid by the client is fixed or determinable.

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

(c)    Rental income

The Company generally leases the units under operating leases with terms of two years or less. For the year ended October 31, 2014, we have recorded $2,020,682 in lease revenue, based upon its annual rental over the life of the lease under operating lease, using the straight-line method in accordance with ASC Topic 970-605, “Real Estate – General – Revenue Recognition” (“ASC Topic 970-605”).

As of October 31, 2014, the commercial buildings for lease are as follows:

Name of Commercial building	Number of units (by floor)	Footage area (square feet)	Vacancy percentage
Megan Avenue	12	19,987	50%
Menara CMY	15	91,848	0%

We expect to record $2.3 million in annual lease revenue under the operating lease arrangements in the next twelve months, through October 31, 2015.

The Company leases store location and office spaces to the tenants under operating lease arrangements. The Company receives rental income from the real estates it owns for a stated period of times. Rental income is recognized over the life of the operating lease agreement as it is earned in the period under ASC Topic 970-605. The typical leases contain initial terms of two years with irrecoverable renewal options and do not contain escalating rent amounts. Rent-free period under the operating lease agreement is treated as rent concession, which is being amortized as an offset to revenues collected over the term of the underlying lease on a straight-line basis. The balance of unamortized rent concession is recorded as non-current portion of accounts receivable.

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

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates for the respective years:

	As of and for the year ended October 31,
	2014	2013	2012
Year-end RMB : US$1 exchange rate	6.1371	6.1310	6.2950
Yearly average RMB : US$1 exchange rate	6.1456	6.2256	6.3282
Year-end HK$ : US$1 exchange rate	7.7556	7.7534	7.7503
Yearly average HK$ : US$1 exchange rate	7.7547	7.7565	7.7575
Year-end MYR : US$1 exchange rate	3.2894	3.1531	3.0572
Yearly average MYR : US$1 exchange rate	3.2450	3.1331	3.1132

•	Related parties

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

The following table summarizes information on the fair value measurement of the Company’s financial assets as of October 31, 2014 and 2013 grouped by the categories described above:

	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
10.31.2014
Cash and cash equivalents	$1,785,334	$–	$–
Accounts receivable	1,189,281	–	–
Advances to suppliers	–	–	–
Deposits and other receivables	$36,824	$–	$–

10.31.2013
Cash and cash equivalents	$659,647	$–	$–
Accounts receivable	42,180	–	–
Advances to suppliers	448,769	–	–
Deposits and other receivables	$20,770	$–	$–

•	Reclassifications

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

The Company adopted ASU 2013-02, Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income, effective November 1, 2013. ASU 2013-02 requires disclosure of amounts reclassified out of accumulated other comprehensive income by component and by net income line item. Adoption of ASU 2013-02 had no impact on our consolidated financial position, or results of operations.

During July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU 2013-11 provides presentation requirements for unrecognized tax benefits when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists. ASU 2013-11 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2013. Early adoption and retrospective application is permitted. ASU 2013-11 may impact the asset or liability financial statement presentation of certain unrecognized tax benefits, but will not change our assessment of the realizability of our deferred tax assets, and will not have a material impact on our consolidated results of operations. The Company plans to adopt ASU 2013-11 in our first quarter of fiscal year 2015.

During April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements and Property, Plant, and Equipment: Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity . ASU 2014-08 limits discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have or will have a major effect on an entity’s operations and financial results, and requires expanded disclosures for discontinued operations. ASU 2014-08 is effective for all disposals of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. Early adoption is permitted, but only for disposals that have not been reported in financial statements previously issued or available for issuance. The Company adopted ASU 2014-08 effective April 30, 2014, and adoption had no impact on our financial statement presentation, financial position or results of operations.

During May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which provides new guidance on the recognition of revenue and states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard will be effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. The Company is currently evaluating the impact of the adoption of this accounting standard update on our consolidated financial position or results of operations.

During August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements-Going Concern. ASU 2014-15 requires management to assess an entity’s ability to continue as a going concern every reporting period including interim periods. ASU 2014-15 is effective for the annual period ending after December 15, 2016. Early adoption is permitted. The Company adopted ASU 2014-15 effective October 31, 2014 and adoption had no impact on our financial statement presentation, financial position or results of operations.

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

ITEM 8. Financial Statements and Supplementary Data.

Separate Report on the Audit of Internal Control

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Prime Global Capital Group Incorporated:

We have audited Prime Global Capital Group Incorporated’s internal control over financial reporting as of October 31, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Prime Global Capital Group Incorporated’s management is responsible for maintaining effective internal control over financial reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Prime Global Capital Group Incorporation maintained, in all material respects, effective internal control over financial reporting as of October 31, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet and the related statement of income, stockholder equity and comprehensive income, and cash flows of Prime Global Capital Group Incorporated, and our report dated January 14, 2015 expressed a unqualified opinion.

/s/ B F Borgers CPA PC

B F Borgers CPA PC

Lakewood, CO

January 14, 2015

Separate Report on the Audit of the Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Prime Global Capital Group Incorporated:

We have audited the accompanying consolidated balance sheet of Prime Global Capital Group Incorporated and its subsidiaries (“the Company”) as of October 31, 2014 and the related consolidated statement of operation and comprehensive income, cash flow and stockholder equity for the year then ended. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Prime Global Capital Group Incorporated as of October 31, 2014, and the results of its operations and its cash flows for the period ended October 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Prime Global Capital Group Incorporated’s internal control over financial reporting as of October 31, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated January 14, 2015 expressed a unqualified opinion.

/s/ B F Borgers CPA PC

B F Borgers CPA PC

Lakewood, CO

January 14, 2015

Separate Report on the Audit of Internal Control

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Prime Global Capital Group Incorporated

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

To the Board of Directors and Stockholders of Prime Global Capital Group Incorporated

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

/s/ Borgers & Cutler CPA’s PLLC

Borgers & Cutler CPA’s PLLC

Denver, CO

December 30, 2013

PRIME GLOBAL CAPITAL GROUP INCORPORATED

CONSOLIDATED BALANCE SHEETS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of October 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$1,785,334	$659,647
Accounts receivable	216,712	30,286
Advances to suppliers, net	–	448,769
Deposits and other receivables	36,824	20,770
Assets of discontinued operation	–	11,894

Total current assets	2,038,870	1,171,366

Accounts receivable	972,569	–
Property, plant and equipment, net	58,160,698	60,571,938

TOTAL ASSETS	$61,172,137	$61,743,304

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,880	$4,915
Amount due to a related party	180,197	305,289
Advances from third parties	–	777,013
Rental deposits from tenants	686,589	45,041
Income tax payable	759,090	907,953
Current portion of long-term bank loan	643,544	628,707
Current portion of obligation under finance lease	2,737	11,013
Accrued liabilities and other payables	340,238	379,218

Total current liabilities	2,620,275	3,059,149

Long-term liabilities:
Long-term bank loan	14,051,758	15,145,266
Amount due to a director	3,851,394	7,281,993
Obligation under finance lease	6,834	35,599

Total liabilities	20,530,261	25,522,007

Commitments and contingencies

Total equity:
Stockholders’ equity:
Preferred stock, $0.001 par value; 100,000,000 shares authorized; no shares issued and outstanding	–	–
Common stock, $0.001 par value; 1,000,000,000 shares authorized; 512,682,393 shares issued and outstanding, as of October 31, 2014 and 2013	512,683	512,683
Additional paid-in capital	41,934,476	35,088,677
Accumulated other comprehensive loss	(1,273,596)	(343,534)
(Accumulated losses) retained earnings	(425,635)	963,471
Total stockholders’ equity	40,747,928	36,221,297
Non-controlling interests	(106,052)	–

Total equity	40,641,876	36,221,297

TOTAL LIABILITIES AND EQUITY	$61,172,137	$61,743,304

See accompanying notes to consolidated financial statements.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Years ended October 31,
	2014		2013		2012
Revenues, net:
Plantation sales		$286,931		$220,929		$1,540,736
Rental income		2,020,682		132,760		–
Total revenues, net		2,307,613		353,689		1,540,736

Cost of revenues		(416,469)		(125,160)		(301,584)

Gross profit		1,891,144		228,529		1,239,152

Operating expenses:
Account receivables write-off		–		(5,517)		–
General and administrative		(1,845,133)		(1,986,213)		(1,471,130)

Income (loss) from operations		46,011		(1,763,201)		(231,978)

Other income (expense):
Dividend income		–		25,698		177,400
Forgiveness of debts		140,356		–		–
(Loss) gain on disposal of property, plant and equipment		(1,925)		3,122		31,254
Realized (loss) gain from sale of available-for-sale securities		–		(355,996)		639,853
Impairment loss on advances to suppliers		(447,245)		(441,953)		–
Interest income		44,222		848		16,840
Interest expense		(1,171,024)		(980,778)		(1,937)
Net loss on acquisition		–		–		(53,595)
Other income		62,795		16,986		31,254

(Loss) income before income taxes		(1,326,810)		(3,495,274)		579,274

Income tax expense		(9,994)		(14,583)		(267,467)

(Loss) income from continuing operation, net of tax		(1,336,804)		(3,509,857)		311,807
Income from discontinued operation, net of tax		–		1,419,088		1,160,909

NET (LOSS) INCOME		$(1,336,804)		$(2,090,769)		$1,472,716

Net income attributable to non-controlling interest		52,302		–		–

Net (loss) income attributable to Prime Global Capital Group Incorporated		$(1,389,106)		$(2,090,769)		$1,472,716

Net (loss) income per share – Basic:
Continuing operation	$	*(0.00)	$	*(0.01)	$	*0.00
Discontinued operation	$	*0.00	$	*0.00	$	*0.00

Net (loss) income per share – Diluted:
Continuing operation		$(0.00)		$(0.01)		$0.00
Discontinued operation		$0.00		$0.00		$0.00

Weighted average common stock outstanding – Basic and diluted		512,682,393		512,682,393		504,752,402

* Less than $0.01 per share

See accompanying notes to consolidated financial statements.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Years ended October 31,
	2014	2013	2012

NET (LOSS) INCOME	$(1,389,106)	$(2,090,769)	$1,472,716

Other comprehensive income (loss):
- Unrealized holding gain (loss) on available-for-sale securities	–	–	91,080
Less: reclassification adjustment for losses included in net income	–	247,954	–
- Foreign exchange adjustment (loss) gain	(930,062)	(569,805)	254,246

COMPREHENSIVE (LOSS) INCOME	$(2,319,168)	$(2,412,620)	$1,818,042

Comprehensive income attributable to non-controlling interest	–	–	–

Comprehensive (loss) income attributable to Prime Global Capital Group Incorporated	$(2,319,168)	$(2,412,620)	$1,818,042

See accompanying notes to consolidated financial statements.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Currency expressed in United States Dollars (“US$”))

	Years ended October 31,
	2014	2013	2012
Cash flows from (to) operating activities:
Net (loss) income	(1,336,804)	(2,090,769)	1,472,716
Adjustments to reconcile net (loss) income to net (used in) cash provided by operating activities:
Depreciation	696,133	545,388	56,541
Loss (gain) on disposal of property, plant and equipment	1,925	(3,122)	(1,437)
Net loss on acquisition	–	–	53,595
Realized loss (gain) from sale of available-for-sale securities	–	355,996	(639,853)
Account receivables write-off	–	5,517	–
Impairment loss on advances to suppliers	447,245	441,953	–
Forgiveness of debts	(140,356)	–	–
Reversal of potential tax penalty liability	(50,000)	–	–
Changes in operating assets and liabilities:
Accounts receivable	(1,176,451)	7,652	(16,726)
Advances to suppliers	1,367	(803,142)
Deposits and other receivables	(18,032)	(43,206)	9,498
Accounts payable	3,212	(353)	(3,900)
Advances from third parties	(755,001)	622,381	–
Income tax payable	(113,271)	97,022	154,923
Rental deposits from tenants	652,212	–	–
Accrued liabilities and other payables	38,202	512,869	(191,136)
Net cash provided by (used in) discontinued operation	11,894	6,571	(18,465)
Net cash (used in) provided by operating activities	(1,737,725)	(345,243)	875,756

Cash flows from (to) investing activities:
Proceeds from sale of non-controlling interests	6,779,598	–	–
Purchase of marketable securities	–	–	(11,556,834)
Proceeds from sale of marketable securities	–	6,230,542	9,720,786
Purchase of property, plant and equipment	(93,975)	(69,662)	(29,045,186)
Payment on commercial buildings and plantation purchase	–	(28,054,721)	(3,012,967)
Acquisition of a subsidiary, net of cash acquired	–	–	175,032
Proceeds from disposal of plant and equipment	5,547	–	8,994
Net cash provided by (used in) investing activities	6,691,170	(21,893,841)	(33,710,175)

Cash flows from (to) financing activities:
(Repayment to) advances from a director	(3,122,133)	5,667,510	1,597,746
Repayment to a related party	(10,316)	–	(38,217)
Proceeds from bank loans	–	16,226,585	–
Repayments on bank loans	(430,871)	(352,072)	–
Payments on finance lease	(35,589)	(6,225)	(8,263)
Proceeds from sale of common stock	–	–	30,391,100
Net cash (used in) provided by financing activities	(3,598,909)	21,535,798	31,942,366

Foreign currency translation adjustment	(228,849)	26,084	(363,785)
NET CHANGE IN CASH AND CASH EQUIVALENTS	1,125,687	(677,202)	(1,255,838)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	659,647	1,336,849	2,592,687

CASH AND CASH EQUIVALENTS, END OF YEAR	$1,785,334	$659,647	$1,336,849

Cash paid for income tax	$123,265	$66,048	$361,233
Cash paid for interest	$1,153,418	$869,983	$1,937

See accompanying notes to consolidated financial statements.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Currency expressed in United States Dollars (“US$”), except for number of shares)

				Accumulated
				other		Total		Total
			Additional	comprehensive		PGCG	Non-	stockholders’
	Common stock		paid-in	income	Retained	stockholders’	controlling	equity
	No. of share	Amount	capital	(loss)	earnings	equity	interests	(deficit)
Balance as of October 31, 2011	500,110,613	$500,111	$4,710,149	$(367,009)	$1,581,524	$6,424,775	$–	$6,424,775

Sale of common stocks to investors	12,571,780	12,572	30,378,528	–	–	30,391,100	–	30,391,100
Unrealized holding gain on available-for-sale securities	–	–	–	91,080	–	91,080	–	91,080
Net income for the year	–	–	–	–	1,472,716	1,472,716	–	1,472,716
Foreign currency translation adjustment	–	–	–	254,246	–	254,246	–	254,246

Balance as of October 31, 2012	512,682,393	$512,683	$35,088,677	$(21,683)	$3,054,240	$38,633,917	$–	$38,633,917

Amounts of unrealized loss on available-for-sale securities reclassified from accumulated other comprehensive income	–	–	–	247,954	–	247,954	–	247,954
Net loss for the year	–	–	–	–	(2,090,769)	(2,090,769)	–	(2,090,769)
Foreign currency translation adjustment	–	–	–	(569,805)	–	(569,805)	–	(569,805)

Balance as of October 31, 2013	512,682,393	$512,683	35,088,677	(343,534)	963,471	36,221,297	–	36,221,297

Sale of shares to non-controlling interests	–	–	6,845,799	–	–	6,845,799	(158,354)	6,687,445
Net (loss) income for the year	–	–	–	–	(1,389,106)	(1,389,106)	52,302	(1,336,804)
Foreign currency translation adjustment	–	–	–	(930,062)	–	(930,062)		(930,062)

Balance as of October 31, 2014	512,682,393	$512,683	41,934,476	(1,273,596)	(425,635)	$40,747,928	$(106,052)	40,641,876

See accompanying notes to consolidated financial statements.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

1.	ORGANIZATION AND BUSINESS BACKGROUND

Prime Global Capital Group Incorporated (formerly Home Touch Holding Company) (“PGCG” or “the Company”) was incorporated in the State of Nevada on January 26, 2009. On January 25, 2011, the Company changed its name to Prime Global Capital Group Incorporated.

Currently, the Company, through its subsidiaries, is principally engaged in the operation of a palm oil plantation, leasing of commercial properties and development of residential real estate properties in Malaysia.

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

On October 11, 2013, Ee Ring Yap resigned her from her position as a director of the Company and her positions on the Company’s Audit, Compensation and Nominating/Governance Committees, effective November 1, 2013. Effective November 1, 2013, the Board of Directors of the Company (the " Board ") appointed Poh Chai Ham to serve as a director on the Company’s Board of Directors and on each of the Company’s Audit, Compensation and Nominating/Governance Committees.

On January 20, 2014, the Company through PGCG Assets sold and issued to an unaffiliated third party 200,000 shares of its Common Stock at a price of RM 100 per share, for aggregate consideration of RM 20,000,000, or approximately US$ 6,084,760.72.  PGCG Assets expects to receive net proceeds of approximately RM 20,000,000, or approximately US$ 6,084,760.72 from the sale of its securities and intends to use the net proceeds for general corporate purposes, including repayment of the loan made by UHT. U pon the consummation of the foregoing transactions, 90% of the issued and outstanding securities of PGCG Assets will be owned by UHT and 10% by such unaffiliated third party.  Each sale and issuance was made pursuant to the terms of a subscription agreement containing terms and conditions that are normal and customary for a transaction of this type.

On October 31, 2014, the Company through Virtual Setup Sdn. Bhd., its affiliate, sold and issued to Denvoursuisse Sdn. Bhd. 200,000 shares of its Common Stock at a price of RM 10 per share, for aggregate consideration of RM 2,000,000, or approximately US$ 611,731. PGCG Assets expects to receive net proceeds of approximately RM 2,000,000, from the sale of its securities and intends to use the net proceeds for general corporate purposes, including repayment of the loan made by UHT. Upon the consummation of the foregoing transactions, 95% of the issued and outstanding securities of VSSB will be owned by PGCG Plantation and 5% by such Denvoursuisse Sdn. Bhd., which also owns 10% of the issued and outstanding securities of PGCG Assets. The sale and issuance was made pursuant to the terms of a subscription agreement containing terms and conditions that are normal and customary for a transaction of this type.

In December 2014, the Company discontinued the software business in Malaysia and concentrated its resource to develop the real estate business.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

Summary of the Company’s subsidiaries

	Name of entities	Place of incorporation	Date of incorporation	Issued capital	Nature of business

1.	Union Hub Technology Sdn. Bhd. (“UHT”)	Malaysia	February 22, 2008	1,000,000 issued shares of ordinary shares of MYR 1 each	Provision of IT consulting and programming services and corporate service to group companies

2.	Power Green Investments Limited (“PGIL”)	British Virgin Islands	July 13, 2011	1 issued share of US$ 1 each	Inactive operation

3.	PGCG Properties Investment Limited (“PPIL”)	British Virgin Islands	September 1, 2011	1 issued share of US$ 1 each	Inactive operation

4.	Virtual Setup Sdn. Bhd. (“VSSB”)	Malaysia	July 17, 2010	2 issued shares of ordinary shares of MYR 1 each	Operation of Oil Palm plantation

5.	PGCG Assets Holdings Sdn. Bhd. (“PGCG Assets”)	Malaysia	March 21, 2012	1,000,000 issued shares of ordinary shares of MYR 1 each	Investment in land & buildings

6.	PGCG Development Sdn. Bhd. (“PGCG Development”)	Malaysia	March 21, 2012	2 issued shares of ordinary shares of MYR 1 each	Inactive operation

7.	PGCG Plantations Sdn. Bhd. (“PGCG Plantation”)	Malaysia	October 4, 2011	2 issued shares of ordinary shares of MYR 1 each	Holding company of VSSB

8.	Max Trend International Limited (“Max Trend”)	Hong Kong	August 19, 2010	2 issued shares of ordinary shares of HK$ 1 each	Holding company of Max Trend WFOE

9.	Shenzhen Max Trend Green Energy Company Limited (Max Trend WOFE) (“SMTG”)	The People’s republic of china (“PRC”), Shenzhen	July 7, 2011	RMB 1,000,000	Castor cultivation, advisory services, and trading, in the deregistration process currently

10.	Dunford Corporation Sdn. Bhd	Malaysia	October 4, 1990	242,000 issued shares of ordinary shares of MYR 1 each	Property holding land

11.	Impiana Maksima Sdn. Bhd.	Malaysia	March 15, 2013	2 issued shares of ordinary shares of MYR 1 each	Property development

12.	PGCG Constructions Sdn. Bhd.	Malaysia	April 16, 2013	2 issued shares of ordinary shares of MYR 1 each	Construction of properties

13.	Fiesta Senada Sdn. Bhd.	Malaysia	November 20, 2012	2 issued shares of ordinary shares of MYR 1 each	Inactive operation

14.	Havana Avenue Sdn. Bhd.	Malaysia	April 3, 2014	2 issued shares of ordinary shares of MYR 1 each	Inactive operation

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

As of October 31, 2014, the Company suffered from continuous operating loss from prior years and working capital deficit of $581,405. The continuation of the Company as a going concern through October 31, 2015 is dependent upon improving the profitability and the continuing financial support from its stockholders. Management believes the existing shareholders or external financing will provide the additional cash to meet the Company’s obligations as they become due.

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

•	Reclassification

Certain comparative figures have been reclassified to conform to the current period financial statement presentation.

•	Basis of consolidation

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

	As of October 31,
	2014	2013
Bank balances held by financial institutions located in:
Malaysia	$1,669,722	$515,023
Hong Kong	–	10,433
The PRC	113,309	132,231
	1,783,031	657,687
Cash on hand in Malaysia	2,303	1,960
	$1,785,334	$659,647

As of October 31, 2014 and 2013, the restricted amount of cash held by our PRC subsidiary in China was $113,309 and $132,231, respectively.

•	Accounts receivable

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

Based upon the aforementioned criteria, the Company wrote off $0 and $5,517 accounts receivable on uncollectible rental receivable for the years ended October 31, 2014 and 2013, respectively.

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

To date, all castor oil seeding relating to these advances have not delivered and the Company has considered for any estimated losses resulting from such non-delivery. The Company will take further actions and exhaust all means of collection of such advances, including seeking legal resolution in a court of law. The Company recognized an impairment loss of $447,245 and $441,953 on such advances for the years ended October 31, 2014 and 2013, respectively. At October 31, 2014 and 2013, the allowance for doubtful accounts totaled $889,198 and $441,953, respectively.

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

The Company adopts ASC 985-20 and allocates the total arrangement fee among each element based on vendor-specific objective evidence of the relative fair value of each of the elements. The Company limits its assessment of fair value of each element to the price charged when the same element is sold separately. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue, assuming collection is probable. For the billed software product sales, the revenue from the undelivered element when applicable is included in deferred revenue and amortized ratably to revenue over its contractual term, typically one year.

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

No revenue is generated from software business for the year ended October 31, 2014 and subsequently the business was discontinued in December 2014.

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

Revenue from castor products includes sale of seeding and rendering of technical know-how under a bundled sales arrangement, whose business was no longer commenced from 2014. The Company adopts ASC 605-25, “Multiple-Element Arrangements” and recognizes revenue as services are performed when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the service offering has been delivered to the client; (3) the collection of fees is probable; and (4) the amount of fees to be paid by the client is fixed or determinable.

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

(c)    Rental income

The Company generally leases the units under operating leases with terms of two years or less. For the year ended October 31, 2014, we have recorded $2,020,682 in lease revenue, based upon its annual rental over the life of the lease under operating lease, using the straight-line method in accordance with ASC Topic 970-605, “Real Estate – General – Revenue Recognition” (“ASC Topic 970-605”).

As of October 31, 2014, the commercial buildings for lease are as follows:

Name of Commercial building	Number of units (by floor)	Footage area (square feet)	Vacancy percentage
Megan Avenue	12	19,987	50%
Menara CMY	15	91,848	0%

We expect to record $2.3 million in annual lease revenue under the operating lease arrangements in the next twelve months, through October 31, 2015.

The Company leases store location and office spaces to the tenants under operating lease arrangements. The Company receives rental income from the real estates it owns for a stated period of times. Rental income is recognized over the life of the operating lease agreement as it is earned in the period under ASC Topic 970-605. The typical leases contain initial terms of one to two years with renewal options and do not contain escalating rent amounts. Under the lease agreement of Menara CMY, the initial term of lease is one year. Provided that there are no existing breaches by the tenant, an irrecoverable annual renewal option is granted for up to twenty-nine years, with a maximum aggregate term of thirty years. Six-months’ rent-free period under the this operating lease agreement is treated as long-term rent concession, which is being amortized as an offset to revenues collected over the term of the underlying lease of 30 years on a straight-line basis. The balance of unamortized rent concession is recorded as non-current portion of accounts receivable.

	As of October 31,
	2014	2013
Rental receivable:
Current portion	$205,082	$–
Non-current portion	972,569	–

Total	$1,177,651	$–

The estimated amortization on long-term rent concession in the next five years and thereafter is as follows:

Year ending October 31:
2015	$33,441
2016	33,441
2017	33,441
2018	33,441
2019	33,441
Thereafter	805,364

Total:	$972,569

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

As of October 31, 2014, the minimum future rental receivables to be collectible in the next five years and thereafter are as follows:

Year ending October 31:
2015	$2,006,445
2016	2,006,445
2017	2,006,445
2018	2,006,445
2019	2,006,445
Thereafter	48,321,882

Total:	$58,354,107

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

•	Non-controlling interest

Non-controlling interests represent capital contributions, income and loss attributable to the shareholders of less than wholly-owned and consolidated entities.

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

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates for the respective years:

	As of and for the year ended October 31,
	2014	2013	2012
Year-end RMB : US$1 exchange rate	6.1371	6.1310	6.2950
Yearly average RMB : US$1 exchange rate	6.1456	6.2256	6.3282
Year-end HK$ : US$1 exchange rate	7.7556	7.7534	7.7503
Yearly average HK$ : US$1 exchange rate	7.7547	7.7565	7.7575
Year-end MYR : US$1 exchange rate	3.2894	3.1531	3.0572
Yearly average MYR : US$1 exchange rate	3.2450	3.1331	3.1132

•	Retirement plan costs

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

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. The Company operates in three reportable operating segments in Malaysia and China.

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

The following table summarizes information on the fair value measurement of the Company’s financial assets as of October 31, 2014 and 2013 grouped by the categories described above:

	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
10.31.2014
Cash and cash equivalents	$1,785,334	$–	$–
Accounts receivable	1,189,281	–	–
Advances to suppliers	–	–	–
Deposits and other receivables	$36,824	$–	$–

10.31.2013
Cash and cash equivalents	$659,647	$–	$–
Accounts receivable	42,180	–	–
Advances to suppliers	448,769	–	–
Deposits and other receivables	$20,770	$–	$–

•	Recent accounting pronouncements

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

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

The Company adopted ASU 2013-02, Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income, effective November 1, 2013. ASU 2013-02 requires disclosure of amounts reclassified out of accumulated other comprehensive income by component and by net income line item. Adoption of ASU 2013-02 had no impact on our consolidated financial position, or results of operations.

During July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU 2013-11 provides presentation requirements for unrecognized tax benefits when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists. ASU 2013-11 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2013. Early adoption and retrospective application is permitted. ASU 2013-11 may impact the asset or liability financial statement presentation of certain unrecognized tax benefits, but will not change our assessment of the realizability of our deferred tax assets, and will not have a material impact on our consolidated results of operations. The Company plans to adopt ASU 2013-11 in our first quarter of fiscal year 2015.

During April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements and Property, Plant, and Equipment: Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU 2014-08 limits discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have or will have a major effect on an entity’s operations and financial results, and requires expanded disclosures for discontinued operations. ASU 2014-08 is effective for all disposals of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. Early adoption is permitted, but only for disposals that have not been reported in financial statements previously issued or available for issuance. The Company adopted ASU 2014-08 effective April 30, 2014, and adoption had no impact on our financial statement presentation, financial position or results of operations.

During May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which provides new guidance on the recognition of revenue and states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard will be effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. The Company is currently evaluating the impact of the adoption of this accounting standard update on our consolidated financial position or results of operations.

During August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements-Going Concern. ASU 2014-15 requires management to assess an entity’s ability to continue as a going concern every reporting period including interim periods. ASU 2014-15 is effective for the annual period ending after December 15, 2016. Early adoption is permitted. The Company adopted ASU 2014-15 effective October 31, 2014 and adoption had no impact on our financial statement presentation, financial position or results of operations.

4.	NON-CONTROLLING INTEREST

Sale of 10% of PGCG Assets

On January 20, 2014, the Company’s subsidiary, PGCG Assets sold and issued to an unaffiliated third party 200,000 shares of its Common Stock at a price of RM 100 per share, for aggregate consideration of RM20,000,000 or approximately US$ 6,133,276.  PGCG Assets received net proceeds of approximately RM20,000,000 or approximately US$6,133,276 from the sale of its shares and intends to use the net proceeds for general corporate purposes, including repayment of the loan made by UHT.

Upon the consummation of the foregoing transactions, 90% of the issued and outstanding securities of PGCG Assets are owned by the Company through its subsidiary, UHT and 10% by such unaffiliated third party, reducing its ownership interest in PGCG Assets from 100% to 90%.  Each sale and issuance was made pursuant to the terms of a subscription agreement containing terms and conditions that are normal and customary for a transaction of this type.

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

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

Sale of 5% Virtual Setup

On October 31, 2014, the Company’s subsidiary, Virtual Setup sold and issued to an unaffiliated third party 200,000 shares of its Common Stock at a price of RM 10 per share, for aggregate consideration of RM2,000,000 or approximately US$608,014.  Virtual Setup expects to receive net proceeds of approximately RM2,000,000 or approximately US$608,014 from the sale of its securities and intends to use the net proceeds for general corporate purposes.

Upon the consummation of the foregoing transactions, 95% of the issued and outstanding shares of Virtual Setup are owned by the Company, through PGCG Plantation and 5% by such unaffiliated third party, reducing its ownership interest in Virtual Setup from 100% to 95%.  Each sale and issuance was made pursuant to the terms of a subscription agreement containing terms and conditions that are normal and customary for a transaction of this type.

Non-controlling interests are recorded at fair value, in accordance with the provisions of ASC Topic 810, “Consolidation”, and are reported as a component of the equity, separate from the Company’s equity. Sale of subsidiary shares that do not result in a change of control is accounted for as an equity transaction.

5.	DISCONTINUED OPERATION

In December 2014, the Company decided to discontinue the software business in Malaysia and concentrate its resource to develop the real estate business.

The summarized discontinued operations results for the fiscal years ended October 31, 2013 to 2012 is as follows:

	2014	2013	2012

Revenue from discontinued operations	$–	$1,601,593	$1,505,606
Income from discontinued operations before income tax	–	1,568,309	1,413,613
Income tax expense	–	(149,221)	(252,704)
Loss from discontinued operations, net of tax	$–	$1,419,088	$1,160,909

The components of major assets and liabilities of discontinued operation at October 31, 2014 and 2013 were as follows:

	As of October 31,
	2014	2013
Assets:
Accounts receivable	$–	$11,894

6.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	As of October 31,
	2014	2013

Freehold plantation land	$7,845,805	$7,845,805
Leasehold land under development	4,276,764	4,276,764
Freehold land under development	18,091,173	18,091,173
Freehold land and land improvement for rental purpose commercial building	15,191,123	15,191,123
Building structure and improvements	15,857,410	15,857,410
Office furniture, fixture and equipment	123,798	86,033
Motor vehicles	166,047	293,313
Foreign translation difference	(2,214,927)	(429,365)
	59,337,193	61,212,256
Less: accumulated depreciation	(1,342,435)	(646,302)
Less: foreign translation difference	165,940	5,984
Property, plant and equipment, net	$58,160,698	$60,571,938

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

Depreciation expense for the years ended October 31, 2014, 2013 and 2012 amounted to $696,133, $545,388 and $56,541, respectively.

As of October 31, 2014 and 2013, the Company has one motor vehicle (2013: two) under finance lease included property, plant and equipment with its carrying value of $10,640 and $58,960, respectively.

Both commercial buildings in Kuala Lumpur, Malaysia are pledged against the bank loans (note 8).

To date, the Company is in the process of preparing the development layout plan for submission to and approval by local authorities. Thereafter, the Company will begin the process of preparing the building plan for submission and approval. The Company anticipates the submission of building plans in the first calendar quarter of 2015 and will commence construction in the third calendar quarter of 2015.

Policy for Capitalizing Development Cost

The cost of buildings and improvements includes the purchase price of property, legal fees and other acquisition costs. Costs directly related to planning, developing, initial leasing and constructing a property are capitalized and classified as Real Estate in the consolidated balance sheets. Capitalized development costs include interest, and other direct project costs incurred during the period of development. As of October 31, 2014, there was no such capitalized interest.

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

7.	AMOUNT DUE TO RELATED PARTIES

	As of October 31,
	2014	2013
Current portion:
Amount due to a related party, which were unsecured, interest-free and repayable on demand,
Mr. Pua Wooi Khang, a subsidiary’s director	$180,197	$305,289

Non-current portion:
Amount due to a related party, where was unsecured, interest-free and not expected to be repaid in the next twelve months
Mr. Weng Kung Wong, the Company’s director	$3,851,394	$7,281,993

Total	$4,031,591	$7,587,282

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

8.	ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consist of the following:

	As of October 31,
	2014	2013

Accrued operating expenses	$184,842	$198,568
Accrued interest expense	17,369	110,094
Potential tax penalty liability	110,000	50,000
Other payable	28,027	20,556
	$340,238	$379,218

9.	BANK LOANS

	As of October 31,
	2014	2013
Bank loans from financial institutions in Malaysia,
Hong Leong Bank Berhad	$11,787,157	$12,670,809
RHB Bank Berhad	2,908,145	3,103,164
	14,695,302	15,773,973
Less: current portion	(643,544)	(628,707)
Bank loans, net of current portion	$14,051,758	$15,145,266

15 Story Bank Loan

In December 2012, the Company, through PGCG Assets obtained a loan in the principal amount of RM41,000,000 (approximately $13,086,081) from Hong Leong Bank Berhad, a financial institution in Malaysia to finance the acquisition of a fifteen story office building property, which bears interest at a rate of 1.75% per annum over the lending rate, with annual interest expense of $1,025,506, variable rate quoted by the bank, with 180 monthly installments over a period of 15 years and will mature on July 31, 2028. The loan was secured by all assets held by PGCG Assets and is personally guaranteed by the director and chief executive officer of the Company, Mr. Weng Kung Wong and the director of the Company’s subsidiary, Mr. Kok Wai Chai and its subsidiary, UHT.

Effective October 31, 2014, PGCG Assets accepted the Letter of Offer from the Bank of China (Malaysia) Berhad for a credit facility (the “Loan”) consisting of a revolving line of credit, or the RC, in the amount of RM 15,000,000 (approximately US$4,587,984) and a term loan, or the TL, in the amount of RM 40,000,000 (approximately US$ 12,234,623.37), for an aggregate of RM 55,000,000 (approximately US$16,822,607). The Loan was finalized November 12, 2014, and was used to pay off the existing loan with Hong Leong Bank Berhad on our 15 story commercial building located at No. 160, Menara CMY, Jalan Ampang, 50450 Kuala Lumpur, Malaysia and to provide working capital for PGCG Assets. The Loan is personally guaranteed by Wong Weng Kung, our Chief Executive Officer and Director, and also guaranteed by Union Hub Technology Sdn. Bhd., our wholly owned subsidiary (“UHT”).

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

Outstanding principal amounts due under the TL accrue interest at a rate of 1.00% per annum above the Base Lending Rate, which is currently 6.60% per annum. The TL is repayable in monthly installments of RM 476,898 over a period of 120 months and must be fully drawn down by January 18, 2015. Amounts not drawn down by such time shall be forfeit.

We shall be entitled to draw down on the RC after full release of the TL. Outstanding principal amounts due under the RC accrue interest at a rate of 1.50% per annum above the bank’s cost of fund applicable at such time. At the end of each calendar quarter, outstanding amounts due under the RC shall be repaid in full or, subject to the lender’s consent and the satisfaction of certain additional requirements, rolled over to the next quarter at the end of each calendar quarter.

As a condition of the Loan, PGCG Assets was required to increase its paid up capital account to RM 50,000,000. Accordingly, PGCG Assets made a Bonus Issue of an additional 48,000,000 shares of its common stock on a pro rata basis to its shareholders in proportion to the number of shares held by such shareholders, by way of capitalizing its Capital Surplus.

12 Story Bank Loan

In May 2013, the Company, through PGCG Assets obtained a loan in the aggregate amount of RM9,840,000 (approximately $3,140,659) from RHB Bank Berhad, a financial institution in Malaysia to finance the acquisition of a twelve story office building property, which bears interest at a rate of 1.90% per annum over the lending rate, with annual interest expense of $145,005, variable rate quoted by the bank, with 288 monthly installments over a period of 24 years and will mature in 2037.

The loan is secured by all assets held by PGCG Assets and is personally guaranteed by the director and chief executive officer of the Company, Mr. Weng Kung Wong and the director of the Company’s subsidiary, Mr. Kok Wai Chai and its subsidiary, UHT.

As of October 31, 2014, the minimum future payments of the aggregate bank borrowings in the next five years and thereafter are as follows:

Year ending October 31:
2015	$643,544
2016	687,930
2017	736,111
2018	788,415
2019	845,192
Thereafter	10,994,110

Total:	$14,695,302

Both years ended October 31, 2014 and 2013, the lending rate is 6.6% per annum.

10.	OBLIGATION UNDER FINANCE LEASE

The Company purchased a motor vehicle under a finance lease agreement with the effective interest rate of 6.58% per annum, due through July 21, 2017, with principal and interest payable monthly. The obligation under the finance lease is as follows:

	As of October 31,
	2014	2013

Finance lease	$11,335	$48,000
Less: interest expense	(1,764)	(1,388)

Net present value of finance lease	$9,571	$46,612

Current portion	$2,737	$11,013
Non-current portion	6,834	35,599

Total	$9,571	$46,612

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

As of October 31, 2014, the maturities of the finance lease for each of the four years are as follows:

Years ending October 31:
2015	$2,737
2016	2,737
2017	2,737
2018	1,360

Total	$9,571

11.	STOCKHOLDERS’ EQUITY

There were no movements in the Company’s common stock during the years ended October 31, 2014 and 2013.

As of October 31, 2014 and 2013, the number of shares of the Company’s common stock issued and outstanding was 512,682,393 and 512,682,393 shares. There are no shares of preferred stock issued and outstanding.

12.	NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed using the weighted average number of common stock outstanding during the year. Diluted net income (loss) per share is computed using the weighted average number of common stock outstanding and common stock equivalents during the year.

The following table sets forth the computation of basic and diluted net income (loss) per share attributable to Prime Global Capital Group Incorporated stockholders:

	Years ended October 31,
	2014		2013		2012
Basic and diluted net (loss) income attributable to Prime Global Capital Group Incorporated stockholders:
Numerator:
- Net (loss) income attributable to Prime Global Capital Group Incorporated stockholders	$(1,389,106)		$(2,090,769)		$1,472,716

Denominator:
Weighted average shares outstanding attributable to Prime Global Capital Group Incorporated stockholders – Basic and diluted	512,682,393		512,682,393		504,752,402
Net (loss) income per share attributable to Prime Global Capital Group Incorporated stockholders – Basic and diluted	$(0.00	)*	$(0.00	)*	$0.00	*

* Denotes less than $0.01 per share

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

13.	INCOME TAXES

The local (United States) and foreign components of (loss) income before income taxes were comprised of the following:

	Years ended October 31,
	2014	2013	2012
Tax jurisdictions from:
– Local	$(222,375)	$(359,574)	$10,317
– Foreign, representing:
BVI	–	–	(56,703)
Malaysia	(764,841)	(2,620,526)	(441,896)
Hong Kong	(115)	(890)	(2,235)
The PRC	(339,479)	(514,284)	1,069,791
Income (loss) before income taxes	$(1,326,810)	$(3,495,274)	$579,274

Provision for income taxes consisted of the following:

	Years ended October 31,
	2014	2013	2012
Current:
– Local	$–	$–	$–
– Foreign, representing:
BVI	–	–	–
Malaysia	9,994	14,583	–
Hong Kong	–	–	–
The PRC	–	–	267,467

Deferred:
– Local	–	–	–
– Foreign	–	–	–
Income tax expense	$9,994	$14,583	$267,467

The effective tax rate in the years presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. During the years presented, the Company has a number of subsidiaries that operates in different countries and is subject to tax in the jurisdictions in which it subsidiaries operate, as follows:

United States of America

PGCG is registered in the State of Nevada and is subject to United States of America tax law. As of October 31, 2014, the operations in the United States of America incurred $262,045 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2031, if unutilized. The Company has provided for a full valuation allowance of $91,716 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is not likely that these assets will not be realized in the future.

British Virgin Islands

Under the current BVI law, the Company’s subsidiaries are not subject to tax on income. No provision for income tax is required due to operating loss incurred.

Hong Kong

Max Trend is subject to Hong Kong Profits Tax, which is charged at the statutory income rate of 16.5% on its assessable income. No provision for income tax is required due to operating loss incurred. The Company has provided for a full valuation allowance against the deferred tax assets of $884 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is not likely that these assets will be realized in the future.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

The PRC

SMTG is subject to the Corporate Income Tax governed by the Income Tax Law of the People’s Republic of China with a unified statutory income tax rate of 25%. A reconciliation of income before income taxes to the effective tax rate as follows:

	Years ended October 31,
	2014	2013	2012

(Loss) income before income taxes	$(339,479)	$(514,284)	$1,069,791
Statutory income tax rate	25%	25%	25%
Income tax at statutory tax rate	(84,870)	(128,571)	267,448

Tax effect of non-deductible expenses	76,722	110,488	19
Tax effect of non-taxable income	(35,089)	–	–
Net operating loss	43,237	18,083	–
Income tax expense	$–	$–	$267,467

Malaysia

All of the Company’s subsidiaries operating in Malaysia subject to the Malaysia Corporate Tax Laws at a progressive income tax rate starting from 20% on the assessable income for its tax year. A reconciliation of (loss) income before income taxes to the effective tax rate as follows:

	Years ended October 31,
	2014	2013	2012

(Loss) income before income taxes	$(742,825)	$(1,762,321)	$971,717
Statutory income tax rate	20%	20%	20%
Income tax at statutory tax rate	(148,565)	(352,464)	194,343

Tax effect of non-deductible expenses	139,226	227,200	109,029
Tax effect of non-taxable income	–	–	(144,551)
Tax effect of tax allowances	–	(4,151)	(3,000)
Tax effect of different tax rate	–	48,507	42,738
Tax adjustment	–	(121,283)	6,894
Net operating loss	19,333	365,261	47,251
Income tax expense	$9,994	$163,070	$252,704

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of October 31, 2014 and 2013:

	As of October 31,
	2014	2013
Deferred tax assets:
Capital loss	$44,199	$44,199
Net operating loss carryforwards
- United States of America	91,716	8,446
- Hong Kong	884	865
- PRC	19,197	–
Total deferred tax assets	155,996	53,510
Less: valuation allowance	(155,996)	(53,510)
Deferred tax assets	$–	$–

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

14.	PENSION PLAN

The Company is required to make contribution to their employees under a government-mandated defined contribution pension scheme for its eligible full-times employees in Malaysia and the PRC. The Company is required to contribute a specified percentage of the participants’ relevant income based on their ages and wages level. The total contributions made by the Company were $56,753, $59,957 and $58,621 for the years ended October 31, 2014, 2013 and 2012, respectively.

15.	RELATED PARTY TRANSACTIONS

Significant transactions with related parties during the years presented were summarized as follows:

	Years ended October 31,
	2014	2013	2012
Sales of software products
- Related party A	$–	$–	$386
- Related party B	–	–	478
- Related party C	–	–	478
- Related party D	–	–	478

Rent expense
- Related party H	$7,704	$14,363	$9,636

Related parties A, B, C, and D are under common control of various shareholders with less than 5% equity interest of the Company individually.

Related parties H is under common control of Mr. Weng Kung Wong, the director and chief executive officer of the Company.

All of these related party transactions are generally transacted in an arm-length basis at the current market value in the normal course of business.

16.	SEGMENT INFORMATION

(a)    Business segment reporting

The Company operates three reportable business segments, as defined by ASC Topic 280:

•	Software business – sale of software products and website development, which no longer continued since December 2014
•	Plantation business – sale of palm oilseed and castor seeds, whose castor sales was discontinued during 2014 fiscal year.
•	Real estate business – acquisition and development of commercial and residential real estate properties in Malaysia

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 2). The Company had no inter-segment sales for the years presented. Summarized financial information concerning the Company’s reportable segments is shown as below:

	Year ended October 31, 2014
	Software Business	Plantation Business	Real Estate Business	Corporate	Total

Revenues, net	$–	$286,931	$2,039,967	$–	$2,326,898
Less: inter segment revenues	–	–	(19,285)	–	(19,285)
Revenues from external customers	–	286,931	2,020,682	–	2,307,613
Cost of revenues	–	(170,215)	(246,254)	–	(416,469)
Gross profit	–	116,716	1,774,428	–	1,891,144
Depreciation	–	18,209	635,387	42,537	696,133
Net income (loss)	–	(317,826)	(172,666)	(846,312)	(1,336,804)
Net income from discontinued operation	–	–	–	–	–
Total assets	–	7,637,204	53,397,873	121,733	61,172,137
Expenditure for long-lived assets	$–	$30,801	$25,907	$37,267	$93,975

	Year ended October 31, 2013
	Software Business	Plantation Business	Real Estate Business	Corporate	Total

Revenues, net	$1,601,593	$220,929	$132,760	$–	$1,955,282
Cost of revenues	(29,329)	(125,160)	–	–	(154,489)
Gross profit	1,572,264	95,769	132,760	–	1,800,793
Depreciation	3,955	20,048	482,656	38,729	545,388
Net loss	–	(490,880)	(1,831,446)	(1,187,531)	(3,509,857)
Net income from discontinued operation	1,419,088	–	–	–	1,419,088
Total assets	11,894	8,407,879	53,189,841	133,690	61,743,304
Expenditure for long-lived assets	$–	$–	$31,066,113	$66,444	$31,132,557

	Year ended October 31, 2012
	Software Business	Plantation Business	Real Estate Business	Corporate	Total

Revenues, net	$1,505,606	$1,540,736	$–	$–	$3,046,342
Cost of revenues	(35,205)	(301,584)	–	–	(336,789)
Gross profit	1,470,401	1,239,152	–	–	2,709,553
Depreciation	3,792	15,645	–	37,104	56,541
Net income (loss)	–	595,857	–	(284,050)	(311,807)
Net income from discontinued operation	1,160,909	–	–	–	1,160,909
Total assets	18,645	9,426,760	25,423,311	6,716,242	41,584,958
Expenditure for long-lived assets	$–	$7,061,225	$24,965,918	$31,010	$32,058,153

All long-lived assets are located in Malaysia.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(b)    Geographic segment reporting

In respect of geographical segment reporting, sales are based on the countries in which the customer is located, as follows:

	Years ended October 31,
	2014	2013	2012
Revenues, net
Malaysia	$2,307,613	$1,945,507	$1,780,868
The PRC	–	9,775	1,265,474
Total revenues, net	$2,307,613	$1,955,282	$3,046,342

As of October 31, 2014, the amount of net assets held by a PRC subsidiary was $86,156, of which approximately $78,000 is free of restriction and $8,156 is restricted.

As of October 31, 2013, the amount of net assets held by a PRC subsidiary was $426,531, of which approximately $384,000 is free of restriction and $42,531 is restricted.

A PRC subsidiary is currently undergoing the deregistration process with the local government.

17.	CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)    Major customers

For the years ended October 31, 2014, 2013 and 2012, the customer who accounted for 10% or more of the Company’s revenues is presented as follows:

		Year ended October 31, 2014		October 31, 2014
	Business segment	Revenues	Percentage of revenues	Trade accounts receivable

Customer H	Real estate	$1,833,316	79%	$1,139,772
Customer I	Plantation	286,931	13%	11,629
Total:		$2,120,247	92%	$1,151,401

		Year ended October 31, 2013		October 31, 2013
	Business segment	Revenues	Percentage of revenues	Trade accounts receivable

Customer G	Software	$638,340	33%	$–
Customer E	Software	478,754	24%	–
Customer F	Software	478,754	24%	–
Total:		$1,595,848	81%	$–

		Year ended October 31, 2012		October 31, 2012
	Business segment	Revenues	Percentage of revenues	Trade accounts receivable

Customer A	Software	$642,424	21%	$–
Customer B	Software	642,424	21%	–
Customer C	Plantation	566,858	19%	–
Customer D	Plantation	508,074	17%	15,886
Total:		$2,359,780	78%	$15,886

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(b)    Major vendors

For the years ended October 31, 2014, 2013 and 2012, the vendor who accounted for 10% or more of the Company’s purchases is presented as follows:

	Year ended October 31, 2014		October 31, 2014
	Purchase	Percentage of purchase	Trade accounts payable

Vendor F	$53,717	32%	$–
Vendor E	37,709	22%	–
Total:	$91,426	54%	$–

	Year ended October 31, 2013		October 31, 2013
	Purchase	Percentage of purchase	Trade accounts payable

Vendor D	$29,329	19%	$–
Vendor E	26,702	17%	4,343
Vendor F	21,972	14%	–
Total:	$78,003	50%	$4,343

	Year ended October 31, 2012		October 31, 2012
	Purchase	Percentage of purchase	Trade accounts payable

Vendor A	$80,821	24%	$–
Vendor B	62,530	19%	–
Vendor C	59,678	18%	5,431
Vendor D	35,205	10%	–
Total:	$238,234	71%	$5,431

All of the vendors are located in Malaysia.

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

The Company’s interest-rate risk arises from bank loans and finance leases. The Company manages interest rate risk by varying the issuance and maturity dates variable rate debt, limiting the amount of variable rate debt, and continually monitoring the effects of market changes in interest rates. As of October 31, 2013 and 2014, bank loans and finance leases were at fixed rates.

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

(a)    Operating lease commitment

The Company leases certain staff quarters and palm oil land under operating leases that expire at various dates through 2015. The leases, which cover periods from one to two years, generally provide for renewal options at specified rental amounts.

Aggregate rent expenses for the years ended October 31, 2014, 2013 and 2012 were $7,704, $70,740 and $92,506.

As of October 31, 2014, the Company occupied its own building premises and has no significant future minimum rental payments due under various operating leases in the next twelve months.

(b)    Capital commitment

As of October 31, 2014, the Company does not anticipate any significant future contingent payment in the next twelve months.

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

Year ended October 31, 2014	Three Months Ended				2014
	January 31	April 30	July 31	October 31	Total

Revenue, net	$201,660	$884,061	$615,249	$606,643	$2,307,613
Gross profit	97,968	751,810	558,851	482,515	1,891,144
(Loss) income from operations	(363,077)	(27,800)	102,851	242,015	(46,011)
Net loss	(640,532)	(309,720)	(192,941)	(193,611)	(1,336,804)
Net loss per share – basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

Year ended October 31, 2013	Three Months Ended				2013
	January 31	April 30	July 31	October 31	Total

Revenue, net	$1,699,670	$67,670	$77,357	$110,585	$1,955,282
Gross profit	1,673,874	26,922	31,176	68,821	1,800,793
Income (loss) from operations	1,190,280	(231,288)	(367,446)	(1,228,391)	(636,845)
Net income (loss)	575,356	(305,646)	(976,346)	(1,384,133)	(2,090,769)
Net income (loss) per share – basic and diluted	$0.00	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Year ended October 31, 2012	Three Months Ended				2012
	January 31	April 30	July 31	October 31	Total

Revenue, net	$248,396	$614,728	$553,535	$1,629,683	$3,046,342
Gross profit	184,032	485,691	503,851	1,535,979	2,709,553
Income from operations	(120,540)	173,274	(72,805)	1,201,706	1,181,635
Net (loss) income	(66,196)	347,515	205,577	985,820	1,472,716
Net (loss) income per share – basic and diluted	$(0.00)	$0.00	$0.00	$0.00	$0.00

20.	SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after October 31, 2014 up through the date was the Company issued the audited consolidated financial statements. During the period, the Company did not have any material recognizable subsequent events.

In December 2014, the Company discontinued the software business in Malaysia and concentrated its resource to develop the real estate business.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of October 31, 2014.

Borgers & Cutler CPAs PLLC, an independent registered public accounting firm, has audited the consolidated financial statements included in this Form 10-K and, as part of the audit, has issued a report, included herein, on the effectiveness of our internal control over financial reporting as of October 31, 2014.

Changes in Internal Control over Financial Reporting

During the fourth quarter of fiscal 2014, there were no changes in the internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position
Weng Kung Wong	42	Chief Executive Officer and Director
Liong Tat Teh	55	Chief Financial Officer and Director
Sek Fong Wong	36	Secretary
Amirrudin Bin Che Embi	68	Director
Peijin W. Hoppe	57	Director
Ham Poh Chai	34	Director

Weng Kung Wong, age 42, our Chief Executive Officer and Director since November 15, 2010, founded Mobile Wallet Sdn. Bhd., MWSB, one of the first Malaysian m-commerce companies, in 2004 and currently serves as its Executive Director and Chief Executive Officer. Prior to founding MWSB, Mr. Wong served as an Agency Unit Manager of MAA Insurance from April, 2001 to November, 2003. From January, 2000 to April, 2001, he was the Marketing Director of Spider Holding Sdn. Bhd., an herb products distribution company. Mr. Wong began his professional career in 1995 with Forever Living Products, a health products multilevel marketing company, where he spent four years in positions of accelerating responsibility in the areas of business development and marketing. Mr. Wong obtained a bachelor’s degree in Management Information Systems from the National Central University of Taiwan in 1995. As our Chief Executive Officer, Mr. Wong brings to our Board of Directors knowledge of our operations and history, business leadership, corporate strategy and entrepreneurial expertise.

Liong Tat Teh, age 55, our Chief Financial Officer and Director since November 15, 2010, has more than 28 years of professional accounting and financial experience. Mr. Teh is currently the Financial Controller of MW Group, a now dormant company. Prior to joining MW Group in February, 2008, Mr. Teh served as the Financial Controller of Ikhmas Jaya Sdn. Bhd., a construction and civil engineering company, from February, 1995 to January, 2008. From June, 1993 to February, 1995, Mr. Teh was a Group Accountant of Mitrajaya Holding Bhd., a construction engineering company. Prior to joining Mitrajaya Holding Bhd., Mr. Teh was a Finance Manager for Vorwerk (M) Sdn. Bhd., a Malaysian subsidiary of Vorwerk International based in Germany, a distributor of household appliances, from December, 1992 to June, 1993. From March, 1989 to December, 1992, Mr. Teh worked as Accountant at Tasima Footwear Sdn Bhd. Mr. Teh graduated from Kolej Tunku Abdul Rahman Malaysia in 1983 with a Diploma in Cost and Management Accounting, and attained a fellowship at the Chartered Institute of Management Accountants of United Kingdom. Mr. Teh has been a Chartered Accountant registered with Malaysian Institute of Accountants since 1995. Mr. Teh brings to the Board of Directors business leadership, corporate strategy, accounting and financial expertise.

Sek Fong Wong, age 36, joined us as our Secretary on November 15, 2010. She is also the Assistant Administration Manager of MWPAY Sdn. Bhd., the marketing and distribution arm of Mobile Wallet Group. She served as our director from November 15, 2010 to April 12, 2012. Prior to joining MWPAY, Ms. Wong served as the Personal Assistant of Bioworld Resource Sdn. Bhd., a multilevel marketing arm of CEEBEE Groups of companies, promoting health food from September, 2005 to April, 2008. From August, 2000 to September, 2005, Ms. Wong was actively involved in Gerakan Belia Bersatu Malaysia (GBBM), a youth movement NGO. She is a Central Committee Member of GBBM and represents the country of Malaysia in various conferences and activities located in Malaysia and elsewhere. Miss Wong received a bachelor’s degree in Chemistry and Biology from Kolej Tunku Abdul Rahman Malaysia in 2000.

Amirrudin Bin Che Embi, aged 68, joined our Board of Directors on April 12, 2012. He is the President of the Malaysian Rugby Union and Kedah Rugby Union and the Honorary Secretary of the Royal Kedah Club. Since December 2009, he has served on the board of directors of Etika Kawalan Sdn. Bhd., a security solutions company. From 2005 to 2009, Mr. Embi served on the board of directors of Tahan Insurance Malaysia Berhad. Dato’ Amir led an illustrious career at the Royal Malaysian Police for 37 years before retiring in 2004. He has been recognized with numerous medals, honors and awards for his contributions to the state, including: Pingat Jasa Kebaktian (PJK) (1975); Pingat Cemerlang Kedah (PCK) (1976); Ahli Mangku Negara (AMN) (1978); Bintang Cemerlang Kedah (BCK) (1983); Pingat Kelakuan Terpilih (PKT) (1989); Pingat Setia Kelantan (PSK) (1997); Dato’ Setia Pangkuan Negeri (DSPN) (1998); Dato’ Setia DiRaja Kedah (DSDK) (2000); Pahlawan Setia Pasukan Polls (PSPP) (2001); Dato’ Pahlawan Tamin Sari (DPTS) (2002); and Darjah Gemilang Mahkota Kedah (2008). Dato’ Amir brings to the Board of Directors his deep insight, knowledge and experience in working with numerous governmental agencies and experience and service of serving on other boards.

Peijin Wu Hoppe, aged 57, joined our Board of Directors on April 12, 2012. She is a partner and the International Services Group practice leader at Mellen, Smith & Pivoz, an accounting and advisory firm, where she advises Asian cross-border companies on U.S. accounting, auditing, and taxation matters. Ms. Hoppe joined Mellen, Smith & Pivoz PLC in 1998 and became a partner in 2007. Ms. Hoppe is a member of the Michigan Association of Certified Public Accountants, the American Institute of Certificate Public Accountants and the China General Chamber of Commerce USA - Detroit Auto Committee. Ms. Hoppe brings to the Board of Directors accounting, auditing, finance, tax and international business experience.

Poh Chai Ham, 34, joined our Board of Directors on November 1, 2013. He is a partner at Leong & Co., and specializes in contract and banking law.  Poh Chai Ham joined Leong & Co. since December 2011. Prior to that time, Poh Chai Ham was in full time study for his law degree. Poh Chai Ham received his L.L.B. law degree (with honors) from Multimedia University, Ayer Keroh Melaka in 2011.  Upon graduation, Poh Chai Ham chambered with Leong & Co. Upon completion of his pupilage, Poh Chai Ham was admitted as an Advocate & Solicitor of the High Court of Malaya in 2013. Thereafter he became a partner in Leong & Co. Poh Chai Ham brings to the Board of Directors legal insight and expertise in contract and banking law.

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

Board Committees

The members of each of our Compensation, Audit, and Nominations and Corporate Governance committees are comprised of our three independent directors: Dato’ Amirrudin Bin Che Embi, Peijin W. Hoppe and Poh Chai Ham. Dato’ Wira Amirrudin, Ms. Hoppe and Poh Chai Ham were appointed to serve as the Chairman or Chairperson, as applicable, of the Compensation Committee, the Audit Committee and the Nominations and Corporate Governance Committee, respectively. Peijin W. Hoppe serves as the Audit Committee financial expert as defined in Item 407(d)(5) of Regulation S-K promulgated under the Securities Act. Copies of the charters for each of the Compensation, Audit and Nominations and Corporate Governance Committees are filed as Exhibits 99.1, 99.2 and 99.3, respectively.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended October 31, 2014, and up to the date of this proxy statement, our officers, directors and greater than 10% percent beneficial owners timely filed all reports required by Section 16(a) of the Securities Exchange Act.

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

Each of our named executive officers is eligible for consideration for a discretionary cash bonus. The Chief Executive Officer makes recommendations regarding bonus awards for the named executive officers and the Compensation Committee provides the bonus recommendation for the Chief Executive Officer. However, the Compensation Committee has sole and final authority and discretion in designating to whom awards are made, the size of the award, if any, and its terms and conditions. The bonus recommendation for each of the named executive officers depends on a number of factors, including (i) the performance of the Company for the year, (ii) the satisfaction of certain individual and corporate performance measures, and (iii) other factors which the Compensation Committee may deem relevant. The Company did not award any cash bonuses during fiscal year 2014.

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

Summary Compensation Table

The following summary compensation table sets forth the aggregate compensation we paid or accrued during the fiscal years ended October 31, 2014, 2013 and 2012 to (i) our Chief Executive Officer (principal executive officer), (ii) our Chief Financial Officer (principal financial officer), (iii) our three most highly compensated executive officers other than the principal executive officer and the principal financial officer who were serving as executive officers on October 31, 2014, whose total compensation was in excess of $100,000, and (iii) up to two additional individuals who would have been within the two-other-most-highly compensated but were not serving as executive officers on October 31, 2014.

Name and Principal Position	Year	Salary (1)	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total(1)
Weng Kung Wong	2014	$104,949	$0	$0	$0	$0	$0	$0	$104,949
Chief Executive Officer	2013	$108,696	$0	$0	$0	$0	$0	$0	$108,696
and President	2012	$109,392	$0	$0	$0	$0	$0	$0	$109,392
Liong Tat Teh	2014	$42,280	$0	$0	$0	$0	$0	$0	$42,280
Chief Financial Officer	2013	$43,350	$0	$0	$0	$0	$0	$0	$43,350
	2012	$42,528	$0	$0	$0	$0	$0	$0	$42,528

(1)	All cash compensation was paid in Malaysian Ringgit, our functional currency. The Malaysian Ringgit was converted into United States Dollars using the exchange rate prevailing at the dates of payment at an average annualized rate of 3.2450, 3.13313 and 3.1132 for fiscal years ended October 31, 2014, 2013 and 2012, respectively.

Narrative disclosure to Summary Compensation

Each of our executive officers are parties to an employment agreement with UHT, our subsidiary, dated July 19, 2011, or the Employment Agreements. Pursuant to the terms of the Employment Agreements, the executive officers will receive the annual base salaries set forth below, retroactive July 1, 2011:

Name	Annual Salary
Weng Kung Wong	MYR 340,560 or US$109,392
Liong Tat Teh	MYR 124,800 or US$40,087
Sek Fong Wong	MYR 46,200 or US$14,840

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

The foregoing descriptions of the Employment Agreements are qualified in their entirety by reference to such agreements which are filed as Exhibits 10.3, 10.4 and 10.5 to this Annual Report, respectively, and are incorporated herein by reference.

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

Compensation of Directors

During our fiscal year ended October 31, 2014, we did not provide compensation to any of our employee directors for serving as our director. We currently have no formal plan for compensating our employee directors for their services in their capacity as directors, although we may elect to issue stock options to such persons from time to time.

Non-Employee Director Fees

Our Compensation Committee and Board determines the form and amount of compensation for our non-employee directors based on informal surveys of similar companies and the amount necessary to attract and retain such directors. For the fiscal year ended October 31, 2014, we paid each of our non-employee directors as follows:

Name	Fees earned or paid in cash* ($)		Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Change in pension value and nonqualified deferred compensation earnings	All other compensation ($)	Total ($)
(a)	(b)		(c)	(d)	(e)	(f)	(g)	(h)
Amirrudin Bin Che Embi	$11,094	*	–	–	–	–	–	$11,490

Peijin Wu Hoppe	$30,000		–	–	–	–	–	$30,000

Ham Poh Chai	$11,094	*	–	–	–	–	–	$11,490

 * All fees were paid in Malaysian Ringgit, our functional currency. The Malaysian Ringgit was converted into United States Dollars using the exchange rate prevailing at the dates of payment at an average annualized rate of 3.245 for fiscal year ended October 31, 2014.

Directors who are residents of Malaysia receive a monthly retainer in the amount of RM 3000. Ms. Hoppe, our director who is a U.S. resident, receives a monthly retainer in the amount of $2500. All directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our Board of Directors. Our Compensation Committee may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director.

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

Compensation Committee Interlocks and Insider Participation

Dato’ Amirrudin Bin Che Embi, Peijin W. Hoppe and Poh Chai Ham served on our Compensation Committee during fiscal year ended October 31, 2014.

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

Dato’ Amirrudin Bin Che Embi

Peijin W. Hoppe

Poh Chai Ham

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of January 6, 2015, certain information with regard to the record and beneficial ownership of the Company’s common stock by (i) each person known to the Company to be the record or beneficial owner of 5% or more of the Company’s common stock, (ii) each director of the Company, (iii) each of the named executive officers, and (iv) all executive officers and directors of the Company as a group:

Name of Beneficial Owner	Amount (number of shares)	Percentage of Outstanding Shares of Common Stock
Weng Kung Wong (1)	54,811,085	10.69%
Liong Tat Teh (1)	36,870	* %
Dato’ Amirrudin Bin Che Embi (1)	0
Peijin W. Hoppe (1)	0
Poh Chai Ham (1)	0
All executive officers and directors as a group (six persons)	54,866,390	10.7%

________________________

*	Less than 1%.
(1)	Except as otherwise indicated, the address of each beneficial owner is c/o Prime Global Capital Group Incorporated, E-5-2, Megan Avenue 1, Block E, Jalan Tun Razak, 50400 Kuala Lumpur, Malaysia.
(2)	Applicable percentage ownership is based on 512,682,393 shares of common stock outstanding as of January 6, 2015, together with securities exercisable or convertible into shares of common stock within 60 days of January 6, 2015. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that a person has the right to acquire beneficial ownership of upon the exercise or conversion of options, convertible stock, warrants or other securities that are currently exercisable or convertible or that will become exercisable or convertible within 60 days of January 6, 2015are deemed to be beneficially owned by the person holding such securities for the purpose of computing the number of shares beneficially owned and percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions With Weng Kung Wong, Wooi Khang Pua and Kok Wai Chai

As of October 31, 2014, we obtained from Weng Kung Wong, our Chief Executive Officer and director, several unsecured, interest-free advances which, together with prior advances, have an aggregate principal amount of approximately $3,851,394. The advances are not expected to be repayable within the next twelve months. We repaid approximately $3,122,133 during fiscal year ended October 31, 2014.

As of October 31, 2014, we obtained from Wooi Khang Pua, UHT’s director, several unsecured, interest-free temporary advances made to the Company with the aggregate principal amount of $180,197. The advances are repayable within the next twelve months. We were granted with a waiver to forgive an amount of $140,356 during fiscal year ended October 31, 2014.

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

On November 12, 2014, our loan with Hong Leong Bank Berhad was refinanced with a loan from the Bank of China (Malaysia) Berhad consisting of a revolving line of credit, or the RC, in the amount of RM 15,000,000 (approximately US$4,587,984) and a term loan, or the TL, in the amount of RM 40,000,000 (approximately US$ 12,234,623.37), for an aggregate of RM 55,000,000 (approximately US$16,822,607). This loan is personally guaranteed by Wong Weng Kung, our Chief Executive Officer and Director, and also guaranteed by UHT, our wholly owned subsidiary. The foregoing description of the loan with the Bank of China (Malaysia) Berhad is qualified in its entirety by reference to such agreement, which is filed as Exhibit 10.6, to this Annual Report and is incorporated herein by reference.

Weng Kung Wong and Kok Wai Chai also have jointly and severally guaranteed the repayment of the loans made by RHB Bank Berhad to PGCG Assets in the principal amount of RM 9,840,000 in connection with the acquisition of its twelve story commercial building in Kuala Lumpur, Malaysia. The foregoing description of the loans with RHB Bank Berhad is qualified in its entirety by reference to such agreements, which are filed as Exhibits 10.7 through and including 10.9 to this Annual Report and are incorporated herein by reference

We have not adopted policies or procedures for approval of related person transactions but review them on a case-by-case basis. We believe that all related party transactions were on terms at least as favorable as we would have secured in arm’s-length transactions with third parties. Except as set forth above, we have not entered into any material transactions with any director, executive officer, and promoter, beneficial owner of five percent or more of our common stock, or family members of such persons.

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

ITEM 14. Principal AccountING Fees And Services.

All audit work relating to fiscal years ended October 31, 2014 and 2013 were performed by BF Borgers CPA PC.

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

	October 31, 2014	October 31, 2013

Audit fees(1)	$79,000	79,000

Audit related fees(2)	28,000	28,000

Tax fees	–	–

All other fees	–	–

(1) Audit Fees represent fees for professional services provided in connection with the audit of our consolidated annual financial statements and review of the quarterly financial statements and internal controls over financial reporting, and audit services in connection with statutory or regulatory filings, consents or other SEC matters.

(2) Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.” In fiscal 2014 and 2013, this category consisted of fees billed by HKCMCPA Company Limited in connection with compiling the Company’s financial statements for fiscal 2014 and 2013.

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

(3)	Exhibits

Exhibit No.	Name of Exhibit
2.1	Articles of Exchange (1)
2.2	Share Exchange Agreement, dated December 6, 2010, by and between Home Touch Holding Company, on the one hand, and Union Hub Technology Sdn. Bhn., Wooi Khang Pua and Kok Wai Chai, on the other hand (2)
2.3	Share Exchange Agreement, dated January 26, 2009, by and between Home Touch Holding Company and Home Touch Limited (3)
3.1	Amended and Restated Articles of Incorporation (1)
3.2	Amended and Restated Bylaws (4)
4.1	Form of common stock certificate (1)
10.1	Common Stock Purchase Agreement, dated December 6, 2010, by and among Home Touch Holding Company, Home Touch Limited, Up Pride Investments Limited and Magicsuccess Investments Limited (2)
10.2	Tenancy Agreement, dated August 18, 2014, by and between PGCG Assets Holdings Sdn. Bhd. and Le Apple Boutique Hotel (KLCC) Sdn. Bhd. (5)
10.3	Letter of Appointment dated July 19, 2011, by and between Union Hub Technology Sdn. Bhd. and Weng Kung Wong (6)
10.4	Letter of Appointment dated July 19, 2011, by and between Union Hub Technology Sdn. Bhd. and Liong Tat Teh (6)
10.5	Letter of Appointment dated July 19, 2011, by and between Union Hub Technology Sdn. Bhd. and Sek Fong Wong (6)
10.6	Letter of Offer issued by the Bank of China (Malaysia) Berhad to PGCG Assets Holdings Sdn. Bhd. effective October 31, 2014 (7)
10.7	Offer Letter dated March 26, 2013, issued by RHB Bank Berhad with respect to four banking facilities in the aggregate principal amount of up to RM 3,452,000 (8)
10.8	Offer Letter dated March 26, 2013, issued by RHB Bank Berhad with respect to two banking facilities in the aggregate principal amount of up to RM 1,680,000 (8)
10.9	Offer Letter dated March 26, 2013, issued by RHB Bank Berhad with respect to six banking facilities in the aggregate principal amount of up to RM 4,708,000 (8)
14	Code of Business Conduct and Ethics (9)
21	List of Subsidiaries*
24	Power of Attorney*
31.1	Certification of Chief Executive Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.*
31.2	Certification of Principal Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
99.1	Charter to Compensation Committee (10)
99.2	Charter to Audit Committee (10)
99.3	Charter to Corporate Governance Committee (10)
101.INS	XBRL Instance Document*
101.SCH	XBRL Schema Document*
101.CAL	XBRL Calculation Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*
101.LAB	XBRL Label Linkbase Document*
101.PRE	XBRL Presentation Linkbase Document*

________________________

* Filed herewith.

(1)	Incorporated by reference from our Quarterly Report on Form 10-Q filed with the Securities and Exchange on February 22, 2011.
(2)	Incorporated by reference from Exhibit 2.1 to Current Report on Form 8-K filed with the Securities and Exchange on December 7, 2010.
(3)	Incorporated by reference from Amendment No. 2 to our registration statement filed on Form S-1 with the Securities and Exchange Commission on September 2, 2009.
(4)	Incorporated by reference from Exhibit 2 to Preliminary Information Statement on Schedule 14C filed with the Securities and Exchange Commission on December 23, 2010.
(5)	Incorporated by reference From Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange on August 18, 2014.
(6)	Incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 19, 2011.
(7)	Incorporated by referenced from our Current Report on Form 8-K filed with the Securities and Exchange Commission on November 3, 2014.
(8)	Incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2013.
(9)	Incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 2, 2012.
(10)	Incorporated by reference from our Current Report on Form 8-K filed with the Securities and Commission on April 27, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Prime Global Capital Group Incorporated
(Registrant)

By:	/s/Weng Kung Wong
Weng Kung Wong
Chief Executive Officer

Dated:	January 20, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Weng Kung Wong	Chief Executive Officer and Director	January 20, 2015
Weng Kung Wong	(Principal Executive Officer)

/s/ Liong Tat Teh Liong Tat Teh	Chief Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)	January 20, 2015

/s/ Dato’ Amirrudin Bin Che Embi* Dato’ Amirrudin Bin Che Embi	Director	January 20, 2015

/s/ Peijin W. Hoppe* Peijin W. Hoppe	Director	January 20, 2015

/s/ Ham Poh Chai* Ham Poh Chai	Director	January 20, 2015

Representing all of the members of the Board of Directors.

* By	/s/ Liong Tat Teh
Liong Tat Teh
Attorney-in-Fact**

**	By authority of the power of attorney filed herewith

