Form 10-Q
period 2015-01-31
PRIME GLOBAL CAPITAL GROUP Inc
filed 2015-03-10
CIK 1462047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2015

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

As of March 10, 2015, the issuer had outstanding 512,682,393 shares of common stock.

PART I   FINANCIAL INFORMATION

ITEM 1	Financial Statements

PRIME GLOBAL CAPITAL GROUP INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	January 31, 2015	October 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$934,392	$1,785,334
Accounts receivable	193,074	216,712
Deposits and other receivables	23,575	36,824

Total current assets	1,151,041	2,038,870

Accounts receivable	873,088	972,569
Property, plant and equipment, net	54,238,098	58,160,698
TOTAL ASSETS	$56,262,227	$61,172,137

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,536	$7,880
Amount due to a related party	180,276	180,197
Rental deposits from tenants	538,395	686,589
Income tax payable	647,203	759,090
Current portion of long-term bank loan	891,747	643,544
Current portion of obligation under finance lease	2,478	2,737
Accrued liabilities and other payables	301,944	340,238

Total current liabilities	2,566,579	2,620,275

Long-term liabilities:
Long-term bank loan	12,567,132	14,051,758
Amount due to a director	3,047,859	3,851,394
Obligation under finance lease	5,569	6,834

Total liabilities	18,187,139	20,530,261

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 100,000,000 shares authorized; no shares issued and outstanding	–	–
Common stock, $0.001 par value; 1,000,000,000 shares authorized; 512,682,393 shares issued and outstanding, as of January 31, 2015 and October 31, 2014	512,683	512,683
Additional paid-in capital	41,934,476	41,934,476
Accumulated other comprehensive loss	(3,321,110)	(1,273,596)
Accumulated losses	(920,482)	(425,635)
	38,205,567	40,747,928
Non-controlling interest	(130,479)	(106,052)

Total stockholders’ equity	38,075,088	40,641,876

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$56,262,227	$61,172,137

See accompanying notes to condensed consolidated financial statements.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended January 31,
	2015		2014
Revenues, net:
Plantation business		$51,572		$64,009
Rental income		485,838		137,651
Total revenues, net		537,410		201,660

Cost of revenues		(113,517)		(103,692)

Gross profit		423,893		97,968

Operating expenses:
General and administrative		(613,445)		(461,045)

Loss from operations		(189,552)		(363,077)

Other (expense) income
Interest income		14,869		15,233
Interest expense		(344,697)		(294,368)
Other income		106		6,434

Other (expense) income, total		(329,722)		(272,701)

Loss before income taxes		(519,274)		(635,778)

Income tax expense		–		(4,754)

Net loss		$(519,274)		$(640,532)

Less: Net loss attributable to non-controlling interest		(24,427)		–

Net loss attributable to Prime Global Capital Group Incorporated		$(494,847)		$(640,532)

Other comprehensive loss:
- Foreign exchange adjustment loss		(2,058,670)		(1,151,231)

COMPREHENSIVE LOSS		$(2,553,517)		$(1,791,763)

Net loss per share – Basic and diluted	$	*(0.00)	$	*(0.00)

Weighted average common stock outstanding – Basic and diluted		512,682,393		512,682,393

* Less than $0.01 per share

See accompanying notes to condensed consolidated financial statements.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Three months ended January 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(519,274)	$(640,532)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property, plant and equipment	160,040	173,811
Changes in operating assets and liabilities:
Accounts receivable	11,250	(69,247)
Advances to suppliers	–	(458)
Deposits and other receivables	10,245	1,743
Accounts payable	(2,726)	(2,972)
Income tax payable	(43,300)	4,754
Rental deposits from tenants	(87,362)	334,740
Accrued liabilities and other payables	(25,881)	(214,263)
Net cash used in operating activities	(497,008)	(412,424)

Cash flows from investing activities:
Proceeds from non-controlling interest	–	6,040,654
Purchase of property, plant and equipment	(17,508)	(1,532)
Net cash (used in) provided by investing activities	(17,508)	6,039,122

Cash flows from financing activities:
Repayment to related parties	(478,104)	(1,700,618)
Proceeds from bank loans	11,367,127	–
Repayments on bank loans	(11,207,394)	(38,397)
Payments on finance lease	(650)	(962)
Net cash used in financing activities	(319,021)	(1,739,977)

Foreign currency translation adjustment	(17,405)	(101,311)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(850,942)	3,785,410

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,785,334	659,647

CASH AND CASH EQUIVALENTS, END OF PERIOD	$934,392	$4,445,057

Cash paid for income tax	$43,300	$–
Cash paid for interest	$344,697	$275,688

See accompanying notes to condensed consolidated financial statements.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JANUARY 31, 2015

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

In the opinion of management, the consolidated balance sheet as of October 31, 2014 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended January 31, 2015 are not necessarily indicative of the results to be expected for the entire fiscal year ending October 31, 2015 or for any future period.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended October 31, 2014.

NOTE 2 - ORGANIZATION AND BUSINESS BACKGROUND

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

Summary of the Company’s subsidiaries

	Name of entities	Place of incorporation	Date of incorporation	Issued capital	Nature of business

1.	Union Hub Technology Sdn. Bhd. (“UHT”)	Malaysia	February 22, 2008	1,000,000 issued shares of ordinary shares of MYR 1 each	Provision of IT consulting and programming services and distributing consumer products

2.	Power Green Investments Limited (“PGIL”)	British Virgin Islands	January 13, 2011	1 issued share of US$ 1 each	Inactive operation

3.	PGCG Properties Investment Limited (“PPIL”)	British Virgin Islands	September 1, 2011	1 issued share of US$ 1 each	Inactive operation

4.	Virtual Setup Sdn. Bhd. (“VSSB”)	Malaysia	January 17, 2010	2 issued shares of ordinary shares of MYR 1 each	Operation of Oil Palm plantation

5.	PGCG Assets Holdings Sdn. Bhd. (“PGCG Assets”)	Malaysia	March 21, 2012	2,000,000 issued shares of ordinary shares of MYR 1 each	Investment in land & buildings

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JANUARY 31, 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

6.	PGCG Development Sdn. Bhd. (“PGCG Development”)	Malaysia	March 21, 2012	250,000 issued shares of ordinary shares of MYR 1 each	Inactive operation

7.	PGCG Plantations Sdn. Bhd. (“PGCG Plantation”)	Malaysia	October 4, 2011	2 issued shares of ordinary shares of MYR 1 each	Holding company of VSSB

8.	Max Trend International Limited (“Max Trend”)	Hong Kong	August 19, 2010	2 issued shares of ordinary shares of HK$ 1 each	Holding company of Max Trend WFOE

9.	Shenzhen Max Trend Green Energy Company Limited (Max Trend WOFE) (“SMTG”)	The People’s republic of china (“PRC”), Shenzhen	January 7, 2011	RMB 1,000,000	Castor cultivation, advisory services, and trading, in the deregistration process currently

10.	Dunford Corporation Sdn. Bhd.	Malaysia	October 4, 1990	242,000 issued shares of ordinary shares of MYR 1 each	Property holding land

11.	Impiana Maksima Sdn. Bhd.	Malaysia	March 15, 2014	2 issued shares of ordinary shares of MYR 1 each	Property development

12.	PGCG Constructions Sdn. Bhd.	Malaysia	April 16, 2014	2 issued shares of ordinary shares of MYR 1 each	Construction of properties

13.	Fiesta Senada Sdn Bhd	Malaysia	November 20, 2012	2 issued shares of ordinary shares of MYR 1 each	Inactive

14.	Havana Avenue Sdn Bhd	Malaysia	April 3, 2014	2 issued shares of ordinary shares of MYR 1 each	Inactive

PGCG and its subsidiaries are hereinafter referred to as (the “Company”).

NOTE 3 - GOING CONCERN UNCERTAINTIES

The accompanying condensed consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

As of January 31, 2015, the Company suffered from an operating loss and working capital deficit of $1,415,538. The continuation of the Company as a going concern is dependent upon improving the profitability and the continuing financial support from its stockholders. Management believes the existing shareholders or external financing will provide the additional cash to meet the Company’s obligations as they become due.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JANUARY 31, 2015

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

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

	January 31, 2015	October 31, 2014
Bank balances held by financial institutions located in:
Malaysia	$831,804	$1,669,722
The PRC	101,849	113,309
	933,653	1,783,031
Cash on hand in Malaysia	739	2,303
	$934,392	$1,785,334

As of January 31, 2015 and October 31, 2014, the restricted amount of cash held by our PRC subsidiary in China was $101,849 and $113,309.

•	Accounts receivable

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

FOR THE THREE MONTHS ENDED JANUARY 31, 2015

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

Long-lived assets primarily include freehold plantation land, leasehold land held for development, freehold land and land improvement for rental purpose and building structure and improvements. In accordance with the provision of ASC Topic 360, “ Impairment or Disposal of Long-Lived Assets ”, the Company generally conducts its annual impairment evaluation to its long-lived assets, usually in the fourth quarter of each year, or more frequently if indicators of impairment exist, such as a significant sustained change in the business climate. The recoverability of long-lived assets is measured at the reporting unit level. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There has been no impairment charge for the periods presented.

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

FOR THE THREE MONTHS ENDED JANUARY 31, 2015

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

(a) Plantation sales

Revenue from the sale of palm oilseed is recognized upon confirmation of the weight of fresh fruit bunches and shipment to the customer, when there is persuasive evidence of an arrangement, delivery has occurred and risk of loss has passed, the sales price is fixed or determinable at the date of sale, and collectability is reasonably assured.

(b) Rental income

The Company generally leases the units under operating leases with terms of two years or less. For the three months ended January 31, 2015 and 2014, we have recorded $485,838 and $137,651 in lease revenue, based upon its annual rental over the life of the lease under operating lease, using the straight-line method in accordance with ASC Topic 970-605, “Real Estate – General – Revenue Recognition” (“ASC Topic 970-605”).

As of January 31, 2015, the commercial buildings for lease are as follows:

Name of Commercial building	Number of units (by floor)	Footage area (square feet)	Vacancy percentage
Megan Avenue	12	19,987	50%
Menara CMY	15	91,848	0%

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JANUARY 31, 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

We expect to record approximately $2.1 million in annual lease revenue under the operating lease arrangements in the next twelve months through January 31, 2016.

The Company leases store location and office spaces to the tenants under operating lease arrangements. The Company receives rental income from the real estates it owns for a stated period of times. Rental income is recognized over the life of the operating lease agreement as it is earned in the period under ASC Topic 970-605. The typical leases contain initial terms of one to two years with renewal options and do not contain escalating rent amounts. Under the lease agreement of Menara CMY, the initial term of lease is one year, Provided that there are no existing breaches by the tenant, an irrevocable annual renewal option is granted for up to twenty-nine years, with a maximum aggregate term of thirty years. Six-months’ rent-free period under the operating lease agreement is treated as long-term rent concession, which is being amortized as an offset to revenues collected over the term of the underlying lease of 30 years on a straight-line basis. The balance of unamortized rent concession is recorded as non-current portion of accounts receivable.

	January 31, 2015	October 31, 2014
Rental receivable:
Current portion	$193,074	$216,712
Non-current portion	873,088	972,569
Total	$1,066,162	$1,189,281

The estimated amortization on long-term rent concession in the next five years and thereafter is as follows:

Period ending January 31:
2016	$30,281
2017	30,281
2018	30,281
2019	30,281
2020	30,281
Thereafter	721,683

Total	$873,088

As of January 31, 2015, the minimum future rental receivables to be collectible in the next five years and thereafter are as follows:

Period ending January 31:
2016	$1,786,549
2017	1,786,549
2018	1,786,549
2019	1,786,549
2020	1,786,549
Thereafter	42,579,441

Total	$51,512,186

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

FOR THE THREE MONTHS ENDED JANUARY 31, 2015

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

FOR THE THREE MONTHS ENDED JANUARY 31, 2015

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

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the period ended January 31,
	2015	2014
Period-end RMB : US$1 exchange rate	6.15230	6.10790
Period-average RMB : US$1 exchange rate	6.13310	6.11848
Period-end HK$ : US$1 exchange rate	7.75200	7.76590
Period-average HK$ : US$1 exchange rate	7.75390	7.75469
Period-end MYR : US$1 exchange rate	3.63270	3.34550
Period-average MYR : US$1 exchange rate	3.46420	3.26371

•	Related parties

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

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. During the period ended January 31, 2015, the Company operates in two reportable operating segments in Malaysia.

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

FOR THE THREE MONTHS ENDED JANUARY 31, 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	January 31, 2015	October 31, 2014

Freehold plantation land	$7,845,805	$7,845,805
Leasehold land under development	4,276,764	4,276,764
Freehold land under development	18,091,173	18,091,173
Freehold land and land improvement for rental purpose commercial building	15,191,123	15,191,123
Building structure and improvements	15,857,410	15,857,410
Office furniture, fixture and equipment	124,852	123,798
Motor vehicles	182,501	166,047
Foreign translation difference	(6,113,599)	(2,214,927)
	55,456,029	59,337,193
Less: accumulated depreciation	(1,502,475)	(1,342,435)
Less: foreign translation difference	284,544	165,940
Property, plant and equipment, net	$54,238,098	$58,160,698

Depreciation expense for the three months ended January 31, 2015 and 2014 amounted to $160,040 and $173,811, respectively.

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

Policy for Capitalizing Development Cost

The cost of buildings and improvements includes the purchase price of property, legal fees and other acquisition costs. Costs directly related to planning, developing, initial leasing and constructing a property are capitalized and classified as Real Estate in the consolidated balance sheets. Capitalized development costs include interest, and other direct project costs incurred during the period of development. As of January 31, 2015, there was no such capitalized interest.

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

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JANUARY 31, 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE 6 - AMOUNTS DUE TO RELATED PARTIES

	January 31, 2015	October 31, 2014
Current portion:
Amount due to a related party, which were unsecured, interest-free and repayable on demand,
Mr. Pua Woi Khang, a subsidiary’s director	$180,276	$180,197

Non-current portion:
Amount due to a related party, where was unsecured, interest-free and not expected to be repaid in the next twelve months
Mr. Weng Kung Wong, the Company’s director	$3,047,859	$3,851,394

NOTE 7 - ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consist of the following:

	January 31, 2015	October 31, 2014

Accrued operating expenses	$69,564	$184,842
Accrued interest expense	15,728	17,369
Potential tax penalty liability	110,000	110,000
Other payable	106,652	28,027
	$301,944	$340,238

NOTE 8 - BANK LOANS

	January 31, 2015	October 31, 2014
Bank loans from financial institutions in Malaysia,
Bank of China (Malaysia) Berhad	$10,839,871	$–
Hong Leong Bank Berhad	–	11,787,157
RHB Bank Berhad	2,619,008	2,908,145
	13,458,879	14,695,302
Less: current portion	(891,747)	(643,544)
Bank loans, net of current portion	$12,567,132	$14,051,758

15 Story Bank Loan

In December 2012, the Company, through PGCG Assets obtained a loan in the principal amount of RM41,000,000 from Hong Leong Bank Berhad, a financial institution in Malaysia to finance the acquisition of a fifteen story office building property, which bears interest at a rate of 1.75% per annum over the lending rate, variable rate quoted by the bank, with 180 monthly installments over a period of 15 years and will mature on January 31, 2028. The outstanding amount was fully repaid by a new loan refinanced by Bank of China (Malaysia) Berhad in December 2014, which bears interest at a rate of 1% per annum over the lending rate, currently 6.6% per annum, with 120 monthly installments over a period of 10 years and will mature in December 2024.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JANUARY 31, 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

The loan from Bank of China Berhad is secured by all assets held by PGCG Assets and is personally guaranteed by the director and chief executive officer of the Company, Mr. Weng Kung Wong and its subsidiary, UHT.

12 Story Bank Loan

In May 2014, the Company, through PGCG Assets obtained a loan in the aggregate amount of RM9,840,000 from RHB Bank Berhad, a financial institution in Malaysia to finance the acquisition of a twelve story office building property, which bears interest at a rate of 1.90% per annum over the lending rate, variable rate quoted by the bank, with 288 monthly installments over a period of 24 years and will mature in 2037.

The loan is secured by all assets held by PGCG Assets and is personally guaranteed by the director and chief executive officer of the Company, Mr. Weng Kung Wong and the director of the Company’s subsidiary, Mr. Kok Wai Chai and its subsidiary, UHT.

As of January 31, 2015, the minimum future payments of the aggregate bank borrowings in the next five years and thereafter are as follows:

Period ending January 31:
2016	$891,747
2017	952,241
2018	1,018,757
2019	1,090,055
2020	1,167,187
Thereafter	8,338,892

Total:	$13,458,879

For the three months ended January 31, 2015 and 2014, the lending rate is 6.6% per annum.

NOTE 9 - OBLIGATION UNDER FINANCE LEASE

The Company purchased motor vehicle under a finance lease agreement with the effective interest rate of 6.58% per annum, due through April 8, 2018, with principal and interest payable monthly. The obligation under the finance lease is as follows:

	January 31, 2015	October 31, 2014

Finance lease	$9,811	$11,335
Less: interest expense	(1,764)	(1,764)

Net present value of finance lease	$8,047	$9,571

Current portion	$2,478	$2,737
Non-current portion	5,569	6,834

Total	$8,047	$9,571

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JANUARY 31, 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

As of January 31, 2015, the maturities of the finance lease for each of the four years are as follows:

Period ending January 31:
2016	$2,478
2017	2,478
2018	2,478
2019	613

Total	$8,047

NOTE 10 - INCOME TAXES

The local (United States) and foreign components of loss before income taxes were comprised of the following:

	Three months ended January 31,
	2015	2014
Tax jurisdictions from:
– Local	$(126,680)	$(17,137)
– Foreign, representing:
Malaysia	(389,236)	(603,048)
Hong Kong	–	(52)
The PRC	(3,358)	(15,541)
Loss before income taxes	$(519,274)	$(635,778)

Provision for income taxes consisted of the following:

	Three months ended January 31,
	2015	2014
Current:
– Local	$–	$–
– Foreign, representing:
BVI	–	–
Malaysia	–	4,754
Hong Kong	–	–
The PRC	–	–

Deferred:
– Local	–	–
– Foreign	–	–
Income tax expense	$–	$4,754

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. During the periods presented, the Company has a number of subsidiaries that operates in different countries and is subject to tax in the jurisdictions in which it subsidiaries operate, as follows:

United States of America

PGCG is registered in the State of Nevada and is subject to United States of America tax law. As of January 31, 2015, the operations in the United States of America incurred $388,724 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2035, if unutilized. The Company has provided for a full valuation allowance of $136,054 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JANUARY 31, 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

The Company has adopted ASC 740-10 “Accounting for Income Taxes” and recorded a liability for an uncertain income tax position, tax penalties and any imputed interest thereon. The amount, recorded as an obligation, is $110,000 at January 31, 2015, and represents the maximum possible penalty accrual for the late filing of the Company’s U.S. tax returns.

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

The PRC

SMTG is subject to the Corporate Income Tax governed by the Income Tax Law of the People’s Republic of China with a unified statutory income tax rate of 25%. No provision for income tax is required due to operating loss incurred during the three months ended January 31, 2015.

Malaysia

All of the Company’s subsidiaries operating in Malaysia subject to the Malaysia Corporate Tax Laws at a progressive income tax rate starting from 20% on the assessable income for its tax year. A reconciliation of loss before income taxes to the effective tax rate as follows:

	Three months ended January 31,
	2015	2014
Loss before income taxes	$(389,236)	$(603,048)
Statutory income tax rate	20%	20%
Income tax at statutory tax rate	(77,847)	(120,609)
Tax effect of non-deductible expenses	–	7,502
Net operating loss	77,847	117,861
Income tax expense	$–	$4,754

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of January 31, 2015 and October 31, 2014:

	January 31, 2015	October 31, 2014
Deferred tax assets:
Capital loss	$44,199	$44,199
Net operating loss carryforwards:
- United States of America	136,054	47,778
- Hong Kong	884	884
- The PRC	19,986	19,197
Total deferred tax assets	201,123	112,058
Less: valuation allowance	(201,123)	(112,058)
Deferred tax assets	$–	$–

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JANUARY 31, 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE 11 - STOCKHOLDERS’ EQUITY

As of January 31, 2015, the number of shares of the Company’s common stock issued and outstanding is 512,682,393 shares. There are no shares of preferred stock issued and outstanding.

NOTE 12 - SEGMENT INFORMATION

(a)	Business segment reporting

The Company operates two reportable business segments, as defined by ASC Topic 280:

•	Plantation business – sale of palm oilseed in Malaysia
•	Real estate business – acquisition and development of commercial and residential real estate properties in Malaysia

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 3). The Company had no inter-segment sales for the periods presented. Summarized financial information concerning the Company’s reportable segments is shown as below:

	Three months ended January 31, 2015
	Software Business	Plantation Business	Real Estate Business	Corporate	Total

Revenues from external customer	$–	$51,572	$493,580	$–	$545,152
Inter-segment revenue	–	–	(7,742)	–	(7,742)
Revenues, net	–	51,572	485,838	–	537,410
Cost of revenues	–	(36,423)	(77,094)	–	(113,517)

Gross profit	–	15,149	408,744	–	423,893
Depreciation	–	5,230	148,952	5,858	(160,040)
Net loss	–	(17,611)	(268,593)	(233,070)	(519,274)
Total assets	–	6,932,786	49,211,484	117,956	56,262,227
Expenditure for long-lived assets	$–	$17,508	$–	$–	$17,508

	Three months ended January 31, 2014
	Software Business	Plantation Business	Real Estate Business	Corporate	Total

Revenues, net	$–	$64,009	$137,651	$–	$201,660
Cost of revenues	(5,661)	(31,298)	(66,733)	–	(103,692)
Gross (loss)/profit	(5,661)	32,711	70,918	–	97,968
Depreciation	1,032	4,428	158,737	9,614	173,811
Net loss	(6,694)	(1,006)	(452,831)	(180,001)	(640,532)
Total assets	11,210	7,947,692	54,723,845	299,270	62,982,017
Expenditure for long-lived assets	$–	$–	$–	$1,532	$1,532

All long-lived assets are located in Malaysia.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JANUARY 31, 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE 13 - CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)	Major customers

For the three months ended January 31, 2015 and 2014, the customer who accounted for 10% or more of the Company’s revenues is presented as follows:

		Three months ended January 31, 2015		January 31, 2015
	Business segment	Revenues	Percentage of revenues	Trade accounts receivable

Customer H	Real estate	$468,362	87%	$–
Customer I	Plantation	51,226	10%	–
Total:		$519,588	97%	$–

		Three months ended January 31, 2014		January 31, 2014
	Business segment	Revenues	Percentage of revenues	Trade accounts receivable

Customer H	Real estate	84,260	42%	82,200
Customer I	Plantation	$64,009	32%	$–
Customer J	Real estate	27,576	14%	–
Total:		$175,845	88%	$82,200

All customers are located in Malaysia.

(b)	Major vendors

For the three months ended January 31, 2015 and 2014, the vendor who accounted for 10% or more of the Company’s purchases is presented as follows:

	Three months ended January 31, 2015		January 31, 2015
	Purchase	Percentage of purchase	Trade accounts payable

Vendor E	$7,561	21%	$–
Vendor F	21,496	59%	4,473
	$29,057	80%	$4,473

	Three months ended January 31, 2014		January 31, 2014
	Purchase	Percentage of purchase	Trade accounts payable

Vendor D	$5,661	15%	$–
Vendor E	8,379	23%	4,093
Vendor F	14,848	40%	–
Total:	$28,888	78%	$4,093

All vendors are located in Malaysia.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JANUARY 31, 2015

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

The Company’s interest-rate risk arises from bank loans and finance leases. The Company manages interest rate risk by varying the issuance and maturity dates variable rate debt, limiting the amount of variable rate debt, and continually monitoring the effects of market changes in interest rates. As of January 31, 2015, bank loans and finance leases were at fixed rates.

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

NOTE 14 - COMMITMENTS AND CONTINGENCIES

(a)	Operating lease commitment

As of January 31, 2015, the Company occupied its own building premises and has no future minimum rental payments due under various operating leases in the next twelve months.

(b)	Capital commitment

As of January 31, 2015, the Company does not anticipate any significant future contingent payment in the next twelve months.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JANUARY 31, 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE 15 - SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after January 31, 2015 up through the filing date of these condensed consolidated financial statements. During the period, the Company did not have any material recognizable subsequent events.

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

Overview

During the three months ended January 31, 2015, we operated in two business segments: (i) our oilseeds business; and (iii) our real estate business. In the fourth quarter of fiscal 2014, we discontinued our castor seeds business. In December 2014 we discontinued our software business. As a result, we no longer conduct business operations in China and anticipate winding down or otherwise selling our interests in the following entities: Power Green Investments Limited; Max Trend International Limited and Shenzhen Max Trend Green Energy Co Ltd.

Summarized financial information regarding each revenue generating segment for the three months ended January 31, 2015 is as follows:

	Three months ended January 31, 2015
	Software Business	Plantation Business	Real Estate Business	Corporate	Total
Revenues from external customer	$–	$51,572	$493,580	$–	$545,152
Inter-segment revenue	–	–	(7,742)	–	(7,742)
Revenues, net	–	51,572	485,838	–	537,410
Cost of revenues	–	(36,423)	(77,094)	–	(113,517)
Gross profit	–	15,149	408,744	–	423,893
Depreciation	–	5,230	148,952	5,858	(160,040)
Net loss	–	(17,611)	(268,593)	(233,070)	(519,274)
Total assets	–	6,932,786	49,211,484	117,956	56,262,227
Expenditure for long-lived assets	$–	$17,508	$–	$–	$17,508

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

As we continue to develop, we may continue to experience significant fluctuations in revenue which may cause our gross profit to fluctuate. Historically, we experienced higher profit margins with respect to software derived revenue and consulting revenue (arising from consultation to castor farmers) as compared to rental income revenue and oil palm plantation derived revenue. Accordingly, as our revenue composition shifts from software or consulting services to rental income or palm oil plantation revenue, we expect our profit margins to also decrease.

Challenges From Our Oilseeds Operations

The oilseeds business is a highly regulated industry with prices subject to wide fluctuations due to factors beyond our control such as weather conditions, competition, global demand and government policies. Management has limited experience operating in this industry and may not be able to successfully navigate all industry specific factors in addition to any geopolitical factors in Malaysia, Thailand and the PRC. For example, we were forced to discontinue our trial planting arrangement in Thailand as a result of unexpected changes in the local political climate. In addition, we discontinued our castor business in China due to our inability to effectively compete. If we are not able to successfully respond to any of these or other factors, our business operations and financial results may be adversely affected. There can be no assurance that we will be able to successfully operate a multi-national oilseeds business in conjunction with our other business segments given management’s limited experience.

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

Challenges From Our Real Estate Operations

Commercial Buildings

We generate rental income from our 12 story and 15 story commercial properties and anticipate generating income from the sale of developed properties. As of the date of this report, 10 of the 12 stories of our 12 story building have been leased to tenants at market rates.  Tenants for 6 of the 10 stories will commence tenancy in April or May of 2015. The remaining two stories are occupied by us and serve as our corporate headquarters.

Our 15 story building is fully leased to Le Apple which operates a boutique hotel on the premises. The Rental Agreement has an initial term of one (1) year commencing December 1, 2013 and expiring November 30, 2014. This agreement was renewed for a second year, expiring November 30, 2015. Provided that there are no existing breaches by Le Apple, we will be required to renew the lease for additional one-year terms up to twenty nine times, for a maximum aggregate term of thirty years. The initial monthly rental rate is RM550,000 (approximately US$169,492) and is increased every three years by 5% to 10% or to the then prevailing market rate, whichever is lower.

Residential Property Development

The previous Chief Minister of Selangor state government imposed a freeze on development approvals affecting the land on which our project will be situated in connection with a legal dispute with a township developer. We have made an appeal to the state government to approve our development order based upon the fact that we are the rightful landowner and should not be affected by the legal dispute between the state government and the township developer. Due to certain political developments, the prior Chief Minster resigned and a new Chief Minister was appointed on September 23, 2014. His new administration team has recommenced the review and approval process for various applications that were previously deferred. If the development order can be successfully secured in the first  calendar quarter of 2015, we hope to submit building plans in the second calendar quarter of 2015 and commence construction in the third calendar quarter of 2015.  We hope to complete construction by the end of calendar 2020.  We intend to commence sales activities in the third calendar quarter of 2015. There is no assurance that we will be able to successfully secure a development order by the first quarter of 2015 or at all. If we are unable to secure such an order, we will be unable to develop our Shah Alam 2 Eco Residential Project, which would materially and adversely affect our business plan, results of operations and financial condition.

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

Results of Operations

The following table sets forth certain operational data for the three months ended January 31, 2015, compared to the three months ended January 31, 2014:

	For the Three Months Ended January 31,		$	%
	2015	2014	Change	Change
Net Revenues	$537,410	$201,660	$335,750	166.5%
Plantation sales	51,572	64,009	(12,437)	(19%)
Real estate	485,838	137,651	348,187	252.9%
Total cost of revenue	(113,517)	(103,692)	9,825	9.5%
Plantation sales	(36,423)	(31,298)	5,125	16.3%
Real estate	(77,094)	(66,733)	10,361	15.5%
Gross profit	423,893	97,968	325,925	332.7%
General and administrative expenses	(613,445)	(461,045)	152,400	33.1%
Other income, net (expense)	(329,722)	(272,701)	57,021	20.9%
Loss before income taxes	(519,274)	(635,778)	(116,504)	(18.3%)
Income tax expense	–	(4,754)	(4,754)	(100%)
Net loss	(519,274)	(640,532)	(121,258)	(18.9%)

Comparison of the three months ended January 31, 2015 and January 31, 2014

Net Revenue. We generated net revenue of $537,410 and $201,660 for the three months ended January 31, 2015 and 2014, respectively. The increase in net revenue for the quarter ended January 31, 2015, is primarily attributable to increased rental revenue from the lease of our 15-story commercial building.

For the three months ended January 31, 2015, our oilseeds and real estate businesses accounted for approximately 9.5% and 90.5% of our net revenue, respectively. For the same period ended January 31, 2014, our oilseeds and real estate businesses accounted for approximately 31.7% and 68.3% of our net revenue, respectively.

Our real estate related revenues are derived from the tenants from our commercial buildings. We generally expect our oilseeds and real estate related revenues to gradually account for an increasing share of our net revenue in the future as those business segments continue to develop.

Cost of Revenue. Our cost of revenue as a percentage of net revenue was approximately 20% for the three months ended January 31, 2015, with our oilseeds and real estate businesses accounting for 70.1% and 15.9%, respectively. For the same period ended January 31, 2014, our cost of revenue as a percentage of net revenue was 51.4%, with our oilseeds, real estate and former software businesses accounting for approximately 30.2%, 64.3% and 5.5% of our cost of revenues. Cost of revenue in 2015 and 2014 consisted primarily of the costs related to the palm oil business such as rental on plantation land, material supplies and subcontracting costs incurred for planting, fertilizing and harvesting the palm oil tree. Shipping and handling costs associated with the distribution of fresh fruit bunches to the customers are also included in cost of revenues. The increase is primarily attributable to increased real estate operations.

We expect our cost of revenue attributable to our real estate businesses to continue to increase as our real estate business continues to develop. We expect our cost of revenue attributable to our oilseeds business to stabilize absent acquisitions or other expansions of our oilseeds business.

Gross Profit. For the three months ended January 31, 2015, we achieved gross profit of $423,893 as compared to $97,968 for the three months ended January 31, 2014. For 2015, our oilseeds and real estate operations accounted for approximately 29.9% and 84.1% of our gross profit. As of January 31, 2014, our software business generated a loss of $5,661 while our real estate and oilseeds operations accounted for approximately 72.4% and 33.4% of our gross profit. The increase in gross profit is primarily attributable to the increase in rental revenues derived from our real estate business segment.

We expect gross profit derived from our real estate businesses to gradually increase as our business matures and gross profit from the oilseeds segment to stabilize.

General and Administrative Expenses (“G&A”). We incurred G&A expenses of $613,445 for the three months ended January 31, 2015, as compared to $461,045 for the same period ended January 31, 2014. The increase in G&A expenses of $152,400 is primarily attributable to increased professional fees.

As a general matter, we expect our G&A to increase in the foreseeable future as we begin development of our real estate assets. G&A as a percentage of net revenue was approximately 114% and 228.6% for the three months ended January 31, 2015 and 2014, respectively.

Other Income (Expense), net. We incurred net other expense of $329,722 for the three months ended January 31, 2015, as compared to net other expense of $272,701 for the three months ended January 31, 2014. Net other expense for the three months ended January 31, 2015 and 2014, consisted primarily of interest expense from our bank loans.

Income Tax Expense. We recorded income tax of $0 and $4,754 for the three months ended January 31, 2015 and 2014, respectively. The decrease is primarily attributable to operating losses. For the three months ended January 31, 2015 and 2014, we incurred a loss before income taxes of $519,274 and $635,778, respectively.

Liquidity and Capital Resources

As of January 31, 2015, we had cash and cash equivalents of $934,392, as compared to $4,445,057 as of the same period last year. Our cash and cash equivalents decreased as a result of cash used in operation and payment of interest expenses.

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

	Three Months Ended
	1/31/2015	1/31/2014
Net cash used in operating activities	(497,008)	(412,424)
Net cash (used in) provided by investing activities	(17,508)	6,039,122
Net cash used in financing activities	(319,021)	(1,739,977)

Net Cash Used In Operating Activities.

For the three months ended January 31, 2015, net cash used in operating activities was $497,008, which consisted primarily of a net loss of $519,274, an decrease in accrued liabilities and other payables of $25,881, an decrease in accounts receivable of $11,250, offset by rental deposits from tenants of $87,362 and depreciation of $160,040.

For the three months ended January 31, 2014, net cash used in operating activities was $412,424, which consisted primarily of a net loss of $640,532, an increase in accrued liabilities and other payables of $214,263, an increase in accounts receivable of $69,247, offset by rental deposits from tenants of $334,740 and depreciation of $173,811.

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

Net Cash (Used in) Provided by Investing Activities.

For the three months ended January 31, 2015, net cash used in investing activities was $17,508, which was primarily attributable to the purchase of property, plant and equipment of $17,508.

For the three months ended January 31, 2014, net cash provided by investing activities was $6,039,122, which was primarily attributable to proceeds from the sale of the securities of PGCG Assets of $6,040,654, offset by the purchase of property, plant and equipment of $1,532.

Net Cash Used in Financing Activities.

For the three months ended January 31, 2015, net cash used in financing activities was $319,021, consisting primarily of repayments to Weng Kung Wong, our Chief Executive Officer and director, of $478,104, repayments of $11,207,394 on outstanding bank loans and repayments on a finance lease of $650. Proceeds from new bank loan were $11,367,127. Advances by Mr. Wong previously made to us were made on an interest-free, unsecured basis and are repayable on demand.

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

Contractual Obligations and Commercial Commitments

We had the following contractual obligations and commercial commitments as of January 31, 2015:

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Amount due to related parties	3,228,135	180,276	3,047,859	–	–
Commercial commitments
Bank loan repayment	13,458,879	891,748	1,970,998	2,257,242	8,338,891
Finance lease obligation	8,047	2,478	4,956	613	–
Total obligations	16,695,061	1,074,502	5,023,813	2,257,855	8,338,891

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

Long-lived assets primarily include freehold plantation land, leasehold land held for development, freehold land and land improvement for rental purpose and building structure and improvements. In accordance with the provision of ASC Topic 360, “ Impairment or Disposal of Long-Lived Assets ”, the Company generally conducts its annual impairment evaluation to its long-lived assets, usually in the fourth quarter of each year, or more frequently if indicators of impairment exist, such as a significant sustained change in the business climate. The recoverability of long-lived assets is measured at the reporting unit level. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There has been no impairment charge for the years presented.

The Company has separately identified the portion of freehold land and building structure, in which freehold land is not subject to amortization and buildings are to be amortized over 33 years on a straight-line method, based on applicable local laws and practice.

Policy for Capitalizing Development Cost

The cost of buildings and improvements includes the purchase price of property, legal fees and other acquisition costs. Costs directly related to planning, developing, initial leasing and constructing a property are capitalized and classified as Real Estate in the consolidated balance sheets. Capitalized development costs include interest, and other direct project costs incurred during the period of development. As of January 31, 2015, there was no such capitalized interest.

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

(a)	Plantation sales

Revenue from the sale of palm oilseed is recognized upon confirmation of the weight of fresh fruit bunches and shipment to the customer, when there is persuasive evidence of an arrangement, delivery has occurred and risk of loss has passed, the sales price is fixed or determinable at the date of sale, and collectibility is reasonably assured.

(b)	Rental income

The Company generally leases the units under operating leases with terms of two years or less. For the three months ended January 31, 2015 and 2014, we have recorded $485,838 and $137,651 in lease revenue, based upon its annual rental over the life of the lease under operating lease, using the straight-line method in accordance with ASC Topic 970-605, “Real Estate – General – Revenue Recognition” (“ASC Topic 970-605”).

The Company leases store location and office spaces to the tenants under operating lease arrangements. The Company receives rental income from the real estates it owns for a stated period of times. Rental income is recognized over the life of the operating lease agreement as it is earned in the period under ASC Topic 970-605. The typical leases contain initial terms of one to two years with renewal options and do not contain escalating rent amounts. Under the lease agreement of Menara CMY, the initial term of lease is one year, Provided that there are no existing breaches by the tenant, an irrecoverable annual renewal option is granted for up to twenty-nine years, with a maximum aggregate term of thirty years. Six-months’ rent-free period under the operating lease agreement is treated as long-term rent concession, which is being amortized as an offset to revenues collected over the term of the underlying lease of 30 years on a straight-line basis. The balance of unamortized rent concession is recorded as non-current portion of accounts receivable.

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

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. During the period ended January 31, 2015, the Company operates in two reportable operating segments in Malaysia.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures, subject to limitations as noted below, as of January 31, 2015, and during the period prior to and including the date of this report, were effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

Subject to the foregoing disclosure, there were no changes in our internal control over financial reporting that occurred during our last fiscal quarter ended January 31, 2015, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PRIME GLOBAL CAPITAL GROUP INCORPORATED

	By:	/s/Weng Kung Wong
Weng Kung Wong
Chief Executive Officer

	By:	/s/ Liong Tat Teh
Liong Tat Teh
Date: March 10, 2015		Chief Financial Officer

