Form 10-Q
period 2015-04-30
PRIME GLOBAL CAPITAL GROUP Inc
filed 2015-06-09
CIK 1462047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

___________________________

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2015

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

As of June 8, 2015, the issuer had outstanding 512,682,393 shares of common stock.

i

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

PRIME GLOBAL CAPITAL GROUP INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	April 30, 2015	October 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$2,415,306	$1,785,334
Time deposits	1,972,887	–
Accounts receivable, net	227,316	216,712
Deposits and other receivables	36,450	36,824

Total current assets	4,651,959	2,038,870

Accounts receivable, net	886,155	972,569
Property, plant and equipment, net	54,870,942	58,160,698

TOTAL ASSETS	$60,409,056	$61,172,137

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,965	$7,880
Amount due to a related party	180,316	180,197
Rental deposits from tenants	476,403	686,589
Revolving line of credit	4,227,615	–
Income tax payable	620,200	759,090
Current portion of long-term bank loan	926,436	643,544
Current portion of obligation under finance lease	2,537	2,737
Accrued liabilities and other payables	302,828	340,238

Total current liabilities	6,739,300	2,620,275

Long-term liabilities:
Long-term bank loan	12,647,668	14,051,758
Amount due to a director	2,923,853	3,851,394
Obligation under finance lease	5,068	6,834

Total liabilities	22,315,889	20,530,261

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 100,000,000 shares authorized; no shares issued and outstanding	–	–
Common stock, $0.001 par value; 1,000,000,000 shares authorized; 512,682,393 shares issued and outstanding, as of April 30, 2015 and October 31, 2014	512,683	512,683
Additional paid-in capital	41,934,476	41,934,476
Accumulated other comprehensive loss	(2,859,698)	(1,273,596)
Accumulated loss	(1,365,961)	(425,635)
	38,221,500	40,747,928
Non-controlling interest	(128,333)	(106,052)

Total stockholders’ equity	38,093,167	40,641,876

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$60,409,056	$61,172,137

See accompanying notes to condensed consolidated financial statements.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended April 30,		Six months ended April 30,
	2015	2014	2015	2014
Revenues, net:
Plantation business	$34,036	$80,152	$85,608	$144,161
Rental income	462,487	803,909	948,325	941,560
Total revenues, net	496,523	884,061	1,033,933	1,085,721

Cost of revenues	(32,674)	(132,251)	(146,191)	(230,298)

Gross profit	463,849	751,810	887,742	855,423

Operating expenses:
General and administrative	(633,464)	(779,610)	(1,246,566)	(1,246,300)

Loss from operations	(169,615)	(27,800)	(358,824)	(390,877)

Other (expense) income
Interest income	–	1,033	14,529	16,266
Interest expense	(273,718)	(280,571)	(618,415)	(574,939)
Other income	–	2,122	103	8,556

Loss before income taxes	(443,333)	(305,216)	(962,607)	(940,994)

Income tax expense	–	(4,504)	–	(9,258)

NET LOSS	(443,333)	(309,720)	$(962,607)	$(950,252)

Less: Net gain (loss) attributable to non-controlling interest	2,146	–	(22,281)	(47,034)

NET LOSS ATTRIBUTABLE TO THE COMPANY	$(445,479)	$(309,720)	$(940,326)	$(903,218)

Other comprehensive income (loss):
- Foreign exchange adjustment gain (loss)	472,568	527,703	(1,586,102)	(623,528)

COMPREHENSIVE INCOME (LOSS)	$27,089	$217,983	$(2,526,428)	$(1,526,746)

Net loss per share – Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common stock outstanding – Basic and diluted	512,682,393	512,682,393	512,682,393	512,682,393

* Less than $0.01 per share

See accompanying notes to condensed consolidated financial statements.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Six months ended April 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(962,607)	$(950,252)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation of property, plant and equipment	312,378	346,688
Impairment loss on advances to suppliers	–	448,917
Gain on disposal of property, plant and equipment	–	(11,306)
Changes in operating assets and liabilities:
Accounts receivable	(10,899)	(668,985)
Deposits and other receivables	(2,310)	(14,153)
Accounts payable	(4,339)	5,042
Rental deposit from tenants	(160,062)	–
Income tax payable	(84,519)	(21,298)
Accrued liabilities and other payables	(30,249)	915,430
Net cash (used in) provided by operating activities	(942,607)	50,083

Cash flows from investing activities:
Proceeds from non-controlling interest	–	6,187,551
Purchase of property, plant and equipment	(16,749)	(1,528)
Refund of land deposit	72,421	–
Net cash provided by investing activities	55,672	6,186,023

Cash flows from financing activities:
Repayment to related parties	(659,090)	(2,205,637)
Proceeds from bank loans	11,093,957	–
Repayments on bank loans	(11,143,667)	(174,965)
Increase in time deposit	(1,972,109)	–
Revolving line of credit	4,225,947	–
Payments on finance lease	(1,268)	(1,647)
Net cash provided by (used in) financing activities	1,543,770	(2,382,249)

Foreign currency translation adjustment	(26,863)	(98,022)

NET CHANGE IN CASH AND CASH EQUIVALENTS	629,972	3,755,835

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,785,334	659,647

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,415,306	$4,415,482

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income tax	$84,519	$–
Cash paid for interest	$618,415	$557,481

See accompanying notes to condensed consolidated financial statements.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

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

In the opinion of management, the consolidated balance sheet as of October 31, 2014 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended April 30, 2015 are not necessarily indicative of the results to be expected for the entire fiscal year ending October 31, 2015 or for any future period.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended October 31, 2014.

NOTE 2 – ORGANIZATION AND BUSINESS BACKGROUND

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

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

6.	PGCG Development Sdn. Bhd. (“PGCG Development”)	Malaysia	March 21, 2012	250,000 issued shares of ordinary shares of MYR 1 each	Inactive operation

7.	PGCG Plantations Sdn. Bhd. (“PGCG Plantation”)	Malaysia	October 4, 2011	2 issued shares of ordinary shares of MYR 1 each	Holding company of VSSB

8.	Max Trend International Limited (“Max Trend”)	Hong Kong	August 19, 2010	2 issued shares of ordinary shares of HK$ 1 each	Holding company of Max Trend WFOE

9.	Shenzhen Max Trend Green Energy Company Limited (Max Trend WOFE) (“SMTG”)	The People’s republic of china (“PRC”), Shenzhen	January 7, 2011	RMB 1,000,000	Castor cultivation, advisory services, and trading

10.	Dunford Corporation Sdn. Bhd.	Malaysia	October 4, 1990	242,000 issued shares of ordinary shares of MYR 1 each	Property holding land

11.	Impiana Maksima Sdn. Bhd.	Malaysia	March 15, 2014	2 issued shares of ordinary shares of MYR 1 each	Property development

12.	PGCG Constructions Sdn. Bhd.	Malaysia	April 16, 2014	2 issued shares of ordinary shares of MYR 1 each	Construction of properties

13.	Fiesta Senada Sdn Bhd	Malaysia	November 20, 2012	2 issued shares of ordinary shares of MYR 1 each	Inactive

14.	Havana Avenue Sdn Bhd	Malaysia	April 3, 2014	2 issued shares of ordinary shares of MYR 1 each	Inactive

PGCG and its subsidiaries are hereinafter referred to as (the “Company”).

NOTE 3 – GOING CONCERN UNCERTAINTIES

The accompanying condensed consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

As of April 30, 2015, the Company suffered from an operating loss of $2,526,428 and working capital deficit of $2,087,341. The continuation of the Company as a going concern is dependent upon improving the profitability and the continuing financial support from its stockholders. Management believes the existing shareholders or external financing will provide the additional cash to meet the Company’s obligations as they become due.

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

FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

	April 30, 2015	October 31, 2014
Bank balances held by financial institutions located in:
Malaysia	$4,289,564	$1,669,722
The PRC	96,170	113,309
	4,385,734	1,783,031
Cash on hand in Malaysia	2,459	2,303
	$4,388,193	$1,785,334

As of April 30, 2015 and October 31, 2014, the restricted amount of cash held by our PRC subsidiary in China was $96,170 and $113,309.

•	Time deposit

Time deposit represents a certificate of deposit placed with a reputational financial institution with an original maturity beyond three months.

•	Accounts receivable

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

FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2015

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

Properties and plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational:

Categories	Location of properties	Expected useful life
Freehold plantation land	Palm oil plantation in Malaysia	Indefinite, as per land titles
Leasehold land under development	Leasehold land in Puncak Alam, Malaysia	Remaining lease life of 88 years, as per land titles
Freehold land under development	Freehold land in Sungai Long, Cheras, Selangor, Malaysia	Indefinite, as per land titles
Freehold land and land improvement for rental purpose commercial building	Land portion of 15 storey buildings “Menara CMY” in Kuala Lumpar, Malaysia	Indefinite, as per property titles
Building structure and improvements	Building structure of commercial buildings in Kuala Lumpar, Malaysia, including: 12 story building “Megan Avenue” and 15 story building “Menara CMY”	33 years
Office furniture and equipment		3-10 years
Motor vehicle		5 years

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

Policy for Capitalizing Development Cost

The cost of buildings and improvements includes the purchase price of property, legal fees and other acquisition costs. Costs directly related to planning, developing, initial leasing and constructing a property are capitalized and classified as Real Estate in the consolidated balance sheets. Capitalized development costs include interest, and other direct project costs incurred during the period of development. As of April 30, 2015, there was no such capitalized interest.

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

FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2015

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

The Company generally leases the units under operating leases with terms of two years or less. For the six months ended April 30, 2015 and 2014, we have recorded $948,325 and $941,560 in lease revenue, based upon its annual rental over the life of the lease under operating lease, using the straight-line method in accordance with ASC Topic 970-605, “Real Estate – General – Revenue Recognition” (“ASC Topic 970-605”).

As of April 30, 2015, the commercial buildings for lease are as follows:

Name of Commercial building	Number of units (by floor)	Footage area (square feet)	Vacancy percentage
Megan Avenue	12	19,987	50%
Menara CMY	15	91,848	0%

We expect to record approximately $2 million in annual lease revenue under the operating lease arrangements in the next twelve months through April 30, 2016.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2015

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

	April 30, 2015	October 31, 2014
Rental receivable, net
Current portion	$212,597	$216,712
Non-current portion	886,155	972,569

Total	$1,098,752	$1,189,281

The estimated annual amortization on long-term rent concession in the next five years and thereafter is as follows:

Period ending April 30:
2016	$30,281
2017	30,281
2018	30,281
2019	30,281
2020	30,281
Thereafter	714,115
Total	$865,520

As of April 30, 2015, the minimum future rental receivables to be collectible in the next five years and thereafter are as follows:

Period ending April 30:
2016	$1,786,549
2017	1,786,549
2018	1,786,549
2019	1,786,549
2020	1,786,549
Thereafter	42,587,011
Total	$51,519,756

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

FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2015

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

FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the period ended April 30,
	2015	2014
Period-end RMB : US$1 exchange rate	6.0850	6.1592
Period-average RMB : US$1 exchange rate	6.1286	6.1289
Period-end HK$ : US$1 exchange rate	7.7502	7.7529
Period-average HK$ : US$1 exchange rate	7.7542	7.7562
Period-end MYR : US$1 exchange rate	3.5481	3.2609
Period-average MYR : US$1 exchange rate	3.5495	3.2727

•	Related parties

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

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. During the period ended April 30, 2015, the Company operates in four reportable operating segments in Malaysia.

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

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE 5 – PROPERTIES, PLANT AND EQUIPMENT

	April 30, 2015	October 31, 2014
Freehold plantation land	$7,773,356	$7,845,805
Leasehold land under development	4,276,764	4,276,764
Freehold land under development	18,091,173	18,091,173
Freehold land and land improvement for rental purpose commercial building	15,191,123	15,191,123
Building structure and improvements	15,857,410	15,857,410
Office furniture, fixture and equipment	124,488	123,798
Motor vehicles	182,106	166,047
Foreign translation difference	(5,222,261)	(2,214,927)
	56,274,159	59,337,193
Less: accumulated depreciation	(1,654,813)	(1,342,435)
Less: foreign translation difference	251,596	165,940
	$54,870,942	$58,160,698

Depreciation expense for the three months ended April 30, 2015 and 2014 was $152,338 and $172,877, respectively.

Depreciation expense for the six months ended April 30, 2015 and 2014 was $312,378 and $346,688, respectively.

Both commercial buildings in Kuala Lumpur, Malaysia are pledged against the bank loans (note 8).

To date, the Company is in the process of preparing the development layout plan for submission to and approval by local authorities. Thereafter, the Company will begin the process of preparing the building plan for submission and approval. The Company hopes to submit building plans in the third calendar quarter of 2015 and commence construction in the fourth calendar quarter of 2015.

Policy for Capitalizing Development Cost

The cost of buildings and improvements includes the purchase price of property, legal fees and other acquisition costs. Costs directly related to planning, developing, initial leasing and constructing a property are capitalized and classified as Real Estate in the consolidated balance sheets. Capitalized development costs include interest, and other direct project costs incurred during the period of development. As of April 30, 2015, there was no such capitalized interest.

A variety of costs are incurred in the acquisition, development and leasing of properties. After determination is made to capitalize a cost, it is allocated to the specific component of a project that is benefited. Determination of when a development project is substantially complete and capitalization must cease involves a degree of judgment. The Company adopts the capitalization policy on development properties, which is guided by ASC Topic 835-20 “Interest – Capitalization of Interest ” and ASC Topic 970 “ Real Estate - General ”. The costs of land and buildings under development include specifically identifiable costs. The capitalized costs include pre-construction costs essential to the development of the property, development costs, construction costs, interest costs, salaries and related costs and other costs incurred during the period of development. The Company considers a construction project as substantially completed and held available for occupancy upon the receipt of certificates of occupancy, but no later than one year from cessation of major construction activity. The Company ceases capitalization on the portion (1) substantially completed and (2) occupied or held available for occupancy, and we capitalize only those costs associated with the portion under construction.

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

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE 6 – AMOUNTS DUE TO RELATED PARTIES

	April 30, 2015	October 31, 2014
Current portion:
Amount due to a related party, which were unsecured, interest-free and repayable on demand,
Mr. Pua Woi Khang, a subsidiary’s director	$180,316	$180,197

Non-current portion:
Amount due to a related party, where was unsecured, interest-free and not expected to be repaid in the next twelve months
Mr. Weng Kung Wong, the Company’s director	$2,923,853	$3,851,394

NOTE 7 – ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consist of the following:

	April 30, 2015	October 31, 2014
Accrued operating expenses	$58,949	$184,842
Accrued interest expense	15,048	17,369
Potential tax penalty liability	110,000	110,000
Other payable	118,831	28,027
	$302,828	$340,238

NOTE 8 – BANK LOANS

	April 30, 2015	October 31, 2014
Bank loans from financial institutions in Malaysia,
Bank of China (Malaysia) Berhad	$10,908,587	$–
Hong Leong Bank Berhad	–	11,787,157
RHB Bank Berhad	2,665,517	2,908,145
	13,574,104	14,695,302
Less: current portion	(926,436)	(643,544)

Bank loans, net of current portion	$12,647,668	$14,051,758

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

FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2015

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

As of April 30, 2015, the minimum future payments of the aggregate bank borrowings in the next five years and thereafter are as follows:

Period ending April 30:
2016	$926,436
2017	992,763
2018	1,060,538
2019	1,134,912
2020	1,214,374
Thereafter	8,245,081

Total:	$13,574,104

For the three and six months ended April 30, 2015 and 2014, the lending rate is 6.6% per annum.

NOTE 9 – REVOLVING LINE OF CREDIT

The revolving line of credit was granted by Bank of China (Malaysia) Berhad to the Company, which provided for up to RM15,000,000 (equal to US$4,227,615) for its working capital purpose. The line bears interest at an annual rate of 1.5% above the bank’s cost of funds on a daily basis. The line is repayable on demand or at rollover options of 1, 3, 6 & 12 months. The cost of funds was 3.64% per annum for the three and six months ended April 30, 2015.

This credit facility is secured by the first party charge over 15-storey commercial office building “Menara CMY” in Kuala Lumpar, Malaysia and is guaranteed by the director and chief executive officer of the Company, Mr. Weng Kung Wong and its subsidiary, UHT.

The aggregate outstanding under the revolving line of credit were $4,227,615 at April 30, 2015.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE 10 – OBLIGATION UNDER FINANCE LEASE

The Company purchased motor vehicle under a finance lease agreement with the effective interest rate of 6.58% per annum, due through January 21, 2017, with principal and interest payable monthly. The obligation under the finance lease is as follows:

	April 30, 2015	October 31, 2014
Finance lease	$9,009	$11,335
Less: interest expense	(1,404)	(1,764)

Net present value of finance lease	$7,605	$9,571

Current portion	$2,537	$2,737
Non-current portion	5,068	6,834

Total	$7,605	$9,571

As of April 30, 2014, the maturities of the finance lease for each of the four years are as follows:

Years ending April 30:
2016	$2,537
2017	2,537
2018	2,531

Total	$7,605

NOTE 11 – INCOME TAXES

The local (United States) and foreign components of loss before income taxes were comprised of the following:

	Six months ended April 30,
	2015	2014
Tax jurisdictions from:
– Local	$(120,143)	$(39,876)
– Foreign, representing:
Malaysia	(837,392)	(432,161)
Hong Kong	–	(51)
The PRC	(5,072)	(468,906)
Loss before income taxes	$(962,607)	$(940,994)

Provision for income taxes consisted of the following:

	Six months ended April 30,
	2015	2014
Current:
– Local	$–	$–
– Foreign, representing:
BVI	–	–
Malaysia	–	9,258
Hong Kong	–	–
The PRC	–	–

Deferred:
– Local	–	–
– Foreign	–	–
Income tax expense	$–	$9,258

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

FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

United States of America

PGCG is registered in the State of Nevada and is subject to United States of America tax law. As of April 30, 2015, the operations in the United States of America incurred $382,188 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2035, if unutilized. The Company has provided for a full valuation allowance of $133,766 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The Company has adopted ASC 740-10 “Accounting for Income Taxes” and recorded a liability for an uncertain income tax position, tax penalties and any imputed interest thereon. The amount, recorded as an obligation in accrued expenses, is $110,000 at April 30, 2015.

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

The PRC

SMTG is subject to the Corporate Income Tax governed by the Income Tax Law of the People’s Republic of China with a unified statutory income tax rate of 25%. No provision for income tax is required due to operating loss incurred during the three months ended April 30, 2015.

Malaysia

All of the Company’s subsidiaries operating in Malaysia subject to the Malaysia Corporate Tax Laws at a progressive income tax rate starting from 20% on the assessable income for its tax year. A reconciliation of (loss) income before income taxes to the effective tax rate as follows:

	Six months ended April 30,
	2015	2014

Loss before income taxes	$(837,392)	$(432,161)
Statutory income tax rate	20%	20%
Income tax at statutory tax rate	(167,478)	(86,432)
Tax effect of non-deductible expenses	62,475	15,021
Net operating loss	105,003	80,669
Income tax expense	$–	$9,258

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of April 30, 2015 and October 31, 2014:

	April 30, 2015	October 31, 2014
Deferred tax assets:
Capital loss	$44,199	$44,199
Net operating loss carryforwards:
- United States of America	133,766	47,778
- Hong Kong	884	884
- The PRC	20,639	19,197
Total deferred tax assets	199,488	112,058
Less: valuation allowance	(199,488)	(112,058)
Deferred tax assets	$–	$–

NOTE 12 – STOCKHOLDERS’ EQUITY

As of April 30, 2015, the number of shares of the Company’s common stock issued and outstanding is 512,682,393 shares. There are no shares of preferred stock issued and outstanding.

NOTE 13 – SEGMENT INFORMATION

(a)	Business segment reporting

The Company currently operates two reportable business segments, as defined by ASC Topic 280:

•	Plantation business – sale of palm oilseed in Malaysia
•	Real estate business – acquisition and development of commercial and residential real estate properties in Malaysia

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 3). The Company had no inter-segment sales for the periods presented. Summarized financial information concerning the Company’s reportable segments is shown as below:

	Three months ended April 30, 2015
	Plantation Business	Real Estate Business	Corporate	Total
Revenues from external customer	$34,036	$469,857	$–	$503,893
Inter-segment revenue	–	(7,370)	–	(7,370)
Revenues, net	34,036	462,487	–	496,523
Cost of revenues	(25,364)	(7,310)	–	(32,674)
Gross profit	8,672	455,178	–	463,849
Depreciation	4,967	141,794	5,577	152,338
Net loss	(10,862)	1,097	(86,002)	(443,333)
Total assets	7,077,060	52,927,039	404,957	60,409,056
Expenditure for long-lived assets	$–	$–	$–	$–

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Six months ended April 30, 2015
	Plantation Business	Real Estate Business	Corporate	Total
Revenues from external customer	$85,608	$963,437	$–	$1,049,045
Inter-segment revenue	–	(15,112)	–	(15,112)
Revenues, net	85,608	948,325	–	1,033,933
Cost of revenues	(61,787)	(84,403)	–	(146,190)
Gross profit	23,821	863,922	–	887,743
Depreciation	10,197	290,746	11,435	312,378
Net loss	(28,473)	(586,140)	(347,994)	(962,607)
Total assets	7,077,060	52,927,039	404,957	60,409,056
Expenditure for long-lived assets	$16,749	$–	$–	$16,749

	Three months ended April 30, 2014
	Software Business	Plantation Business	Real Estate Business	Corporate	Total
Revenues, net	$–	$80,152	$803,909	$–	$884,061
Cost of revenues	–	(57,919)	(74,332)	–	(132,251)
Gross profit	–	22,233	729,577	–	751,810
Depreciation	1,027	4,425	157,864	9,561	172,877
Net loss	(1,010)	(439,770)	284,572	(153,512)	(309,720)
Total assets	11,500	7,709,011	56,157,563	116,444	63,994,518
Expenditure for long-lived assets	$–	$–	$–	$–	$–

	Six months ended April 30, 2014
	Software Business	Plantation Business	Real Estate Business	Corporate	Total
Revenues, net	$–	$144,161	$941,560	$–	$1,085,721
Cost of revenues	–	(89,217)	(141,081)	–	(230,298)
Gross profit	–	54,944	800,479	–	855,423
Depreciation	2,059	8,853	316,601	19,175	346,688
Net loss	(7,704)	(440,776)	(168,259)	(333,513)	(950,252)
Total assets	11,500	7,709,011	56,157,563	116,444	63,994,518
Expenditure for long-lived assets	$–	$–	$–	$1,528	$1,528

All long-lived assets are located in Malaysia.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE 14 – CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)	Major customers

For the three months ended April 30, 2015 and 2014, the customer who accounted for 10% or more of the Company’s revenues is presented as follows:

		Three months ended April 30, 2015		April 30, 2015
	Business segment	Revenues	Percentage of revenues	Trade accounts receivable
Customer H	Real estate	$445,851	90%	$–

		Three months ended April 30, 2014		April 30, 2014
	Business segment	Revenues	Percentage of revenues	Trade accounts receivable
Customer H	Real estate	735,018	83%	653,577
Customer I	Plantation	$80,152	9%	$11,857
Total:		$815,170	92%	$665,434

For the six months ended April 30, 2015 and 2014, the customer who accounted for 10% or more of the Company’s revenues is presented as follows:

		Six months ended April 30, 2015		April 30, 2015
	Business segment	Revenues	Percentage of revenues	Trade accounts receivable
Customer H	Real estate	$914,213	88%	$–

		Six months ended April 30, 2014		April 30, 2014
	Business segment	Revenues	Percentage of revenues	Trade accounts receivable
Customer H	Real estate	819,278	75%	653,577
Customer I	Plantation	$144,161	13%	$11,857
Total:		$963,439	88%	$665,434

All customers are located in Malaysia.

(b)	Major vendors

For the three months ended April 30, 2015 and 2014, the vendor who accounted for 10% or more of the Company’s purchases is presented as follows:

	Three months ended April 30, 2015		April 30, 2015
	Purchase	Percentage of purchase	Trade accounts payable
Vendor E	4,230	16%	–
Vendor F	1,717	7%	–
Total:	$5,947	236%	$–

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended April 30, 2014		April 30, 2014
	Purchase	Percentage of purchase	Trade accounts payable
Vendor E	10,518	18%	–
Vendor F	18,929	33%	–
Total:	$29,447	51%	$–

For the six months ended April 30, 2015 and 2014, the vendor who accounted for 10% or more of the Company’s purchases is presented as follows:

	Six months ended April 30, 2015		April 30, 2015
	Purchase	Percentage of purchase	Trade accounts payable
Vendor E	11,609	19%	–
Vendor F	22,696	37%	–
Total:	$34,305	56%	$–

	Six months ended April 30, 2014		April 30, 2014
	Purchase	Percentage of purchase	Trade accounts payable
Vendor E	18,874	20%	–
Vendor F	33,737	36%	–
Total:	$52,611	56%	$–

All vendors are located in Malaysia.

(c)	Credit risk

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

The Company’s interest-rate risk arises from bank loans and finance leases. The Company manages interest rate risk by varying the issuance and maturity dates variable rate debt, limiting the amount of variable rate debt, and continually monitoring the effects of market changes in interest rates. As of April 30, 2015, bank loans and finance leases were at fixed rates.

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

FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2015

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

NOTE 15 – COMMITMENTS AND CONTINGENCIES

(a)	Operating lease commitment

As of April 30, 2015, the Company occupied its own building premises and has no future minimum rental payments due under various operating leases in the next twelve months.

(b)	Capital commitment

As of April 30, 2015, the Company does not anticipate any significant future contingent payment in the next twelve months.

NOTE 16 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after April 30, 2015 up through the filing date of these condensed consolidated financial statements. During the period, the Company did not have any material recognizable subsequent events.

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

Overview

During the three months ended April 30, 2015, we operated in two business segments: (i) our oilseeds business; and (iii) our real estate business. In the fourth quarter of fiscal 2014, we discontinued our castor seeds business. In December 2014 we discontinued our software business. As a result, we no longer conduct business operations in China and anticipate winding down or otherwise selling our interests in the following entities: Power Green Investments Limited; Max Trend International Limited and Shenzhen Max Trend Green Energy Co Ltd.

Summarized financial information regarding each revenue generating segment for the three months ended April 30, 2015 is as follows:

	Three months ended April 30, 2015
	Plantation Business	Real Estate Business	Corporate	Total

Revenues from external customer	$34,036	$469,857	$–	$503,893
Inter-segment revenue	–	(7,370)	–	(7,370)
Revenues, net	34,036	462,487	–	496,523
Cost of revenues	(25,364)	(7,310)	–	(32,674)
Gross profit	8,672	455,178	–	463,849
Depreciation	4,967	141,794	5,577	152,338
Net loss	(10,862)	1,097	(86,002)	(443,333)
Total assets	7,077,060	52,927,039	404,957	60,409,056
Expenditure for long-lived assets	$–	$–	$–	$–

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

Challenges From Our Real Estate Operations

Commercial Buildings

We generate rental income from our 12 story and 15 story commercial properties and anticipate generating income from the sale of developed properties. As of the date of this report, 4 of the 12 stories of our 12 story building have been leased to tenants at market rates. We are in discussions with respect to leasing 3 of our 6 vacant units. We occupy the remaining two stories as our corporate headquarters.

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

Residential Property Development

The previous Chief Minister of Selangor state government imposed a freeze on development approvals affecting the land on which our project will be situated in connection with a legal dispute with a township developer. We have made an appeal to the state government to approve our development order based upon the fact that we are the rightful landowner and should not be affected by the legal dispute between the state government and the township developer. Due to certain political developments, the prior Chief Minster resigned and a new Chief Minister was appointed on September 23, 2014. His new administration team has recommenced the review and approval process for various applications that were previously deferred. If the development order can be successfully secured in the second calendar quarter of 2015, we hope to submit building plans in the third calendar quarter of 2015 and commence construction in the fourth calendar quarter of 2015.  We hope to complete construction by the end of calendar 2020.  We hope to commence sales activities in the fourth calendar quarter of 2015. There is no assurance that we will be able to successfully secure a development order by the first quarter of 2015 or at all. If we are unable to secure such an order, we will be unable to develop our Shah Alam 2 Eco Residential Project, which would materially and adversely affect our business plan, results of operations and financial condition.

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

Approval to Initiate Uplisting Process

On December 12, 2011, our board of directors approved, authorized and directed our officers to initiate the process for listing shares of the Company’s common stock on one or more U.S. national securities exchanges including the NYSE Amex Equities Exchange. We have elected to delay uplisting efforts until the end of calendar year 2016 to focus on implementing our business plan.

Results of Operations

Comparison of the three months ended April 30, 2015 and April 30, 2014

The following table sets forth certain operational data for the three months ended April 30, 2015, compared to the three months ended April 30, 2014:

	For the Three Months Ended April 30,
	2015	2014	$ Change	% Change

Net Revenues	$496,523	$884,061	(387,538)	(43.8%)
Plantation sales	34,036	80,152	(46,116)	(57.5%)
Real estate	462,487	803,909	(341,422)	(42.5%)
Total cost of revenue	(32,674)	(132,251)	(99,577)	(75.3%)
Plantation sales	(25,364)	(57,919)	(32,555)	(56.2%)
Real estate	(7,310)	(74,332)	(67,022)	(90.2%)
Gross profit	463,849	751,810	(287,961)	(38.3%)
General and administrative expenses	(633,464)	(779,610)	146,146	(18.7%)
Other income, net (expense)	(273,718)	(277,416)	(3698)	(1.3%)
Loss before income taxes	(443,333)	(305,216)	138,117	45.3%
Income tax expense	–	(4,504)	(4,504)	(100%)
Net loss	(443,333)	(309,720)	133,613	43.1%

Net Revenue. We generated net revenue of $496,523 and $884,061 for the three months ended April 30, 2015 and 2014, respectively. The decrease in net revenue for the quarter ended April 30, 2015, is primarily attributable to the reduction in sales demand in plantation business.

For the three months ended April 30, 2015, our oilseeds and real estate businesses accounted for approximately 6.9% and 93.1% of our net revenue, respectively. For the same period ended April 30, 2014, our oilseeds and real estate businesses accounted for approximately 9.1% and 90.9% of our net revenue, respectively.

Our real estate related revenues are derived from the tenants from our commercial buildings. We generally expect our real estate related revenues to gradually account for an increasing share of our net revenue in the future as we begin real estate development and sales activities.

Cost of Revenue. Our cost of revenue as a percentage of net revenue was approximately 6.6% for the three months ended April 30, 2015, with our oilseeds and real estate businesses accounting for 77.6% and 22.4%, respectively. For the same period ended April 30, 2014, our cost of revenue as a percentage of net revenue was 15%, with our oilseeds and real estate businesses accounting for approximately 43.8% and 56.2% of our cost of revenues. Cost of revenue in 2015 and 2014 consisted primarily of the costs related to the palm oil business such as rental on plantation land, material supplies and subcontracting costs incurred for planting, fertilizing and harvesting the palm oil tree and costs related to our real estate business such as interest, depreciation and maintenance. Shipping and handling costs associated with the distribution of fresh fruit bunches to the customers are also included in cost of revenues. The decrease is primarily attributable to a reduction in sales demand in plantation business.

We expect our cost of revenue attributable to our real estate businesses to continue to increase if we begin development activities. We expect our cost of revenue attributable to our oilseeds business to stabilize absent acquisitions or other expansions of our oilseeds business.

Gross Profit. For the three months ended April 30, 2015, we achieved gross profit of $463,849 as compared to $751,810 for the same period ended April 30, 2014. For 2015, our oilseeds and real estate operations accounted for approximately 1.9% and 98.1% of our gross profit. As of April 30, 2014, our real estate and oilseeds operations accounted for approximately 27.7% and 90.8% of our gross profit. The decrease in gross profit is primarily attributable to a reduction in sales demand in plantation business.

We expect gross profit derived from our real estate businesses to gradually increase as our business matures and gross profit from the oilseeds segment to stabilize. If we begin development activities, we expect our gross profit to decrease to reflect the increased expenses associated with real estate development.

General and Administrative Expenses (“G&A”). We incurred G&A expenses of $633,464 for the three months ended April 30, 2015, as compared to $779,610 for the same period ended April 30, 2014. The decrease in G&A expenses of $146,146 is primarily attributable to additional cost incurred in the land development.

As a general matter, we expect our G&A to increase in the foreseeable future as we begin development of our real estate assets. G&A as a percentage of net revenue was approximately 127.6% and 88.2% for the three months ended April 30, 2015 and 2014, respectively.

Other Income (Expense), net. We incurred net other expense of $273,718 for the three months ended April 30, 2015, as compared to net other expense of $277,416 for the three months ended April 30, 2014. Net other expense for the three months ended April 30, 2015 and 2014, consisted primarily of interest expense from our bank loans.

Income Tax Expense. We recorded income tax of $0 and $4,504 for the three months ended April 30, 2015 and 2014, respectively. The decrease is primarily attributable to operating losses. For the three months ended April 30, 2015 and 2014, we incurred a loss before income taxes of $443,333 and $305,216, respectively.

Comparison of the six months ended April 30, 2015 and April 30, 2014

The following table sets forth certain operational data for the six months ended April 30, 2015, compared to the three months ended April 30, 2014:

	For the Six Months Ended April 30,
	2014	2015	$ Change	% Change

Net Revenues	$1,033,933	$1,085,721	$(51,788)	(4.8%	)
Plantation sales	85,608	144,161	(58,553)	(40.6%	)
Real estate	948,325	941,560	6765	0.7%
Total cost of revenue	(146,191)	(230,298)	(84,107)	(36.5%	)
Plantation sales	(61,787)	(89,217)	(3,609)	(4%	)
Real estate	(84,404)	(141,081)	(56,677)	(40.2%	)
Gross profit	887,742	855,423	32,319	3.8%
General and administrative expenses	(1,246,566)	(1,246,300)	266	0.02%
Other income, net (expense)	(603,783)	(550,117)	53,666	9.8%
Loss before income taxes	(962,607)	(940,994)	21,613	2.3%
Income tax expense	–	(9,258)	(9,258)	(100%	)
Net loss	(962,607)	(950,252)	12,355	1.3%

Net Revenue. We generated net revenue of $1,033,933 and $1,085,721 for the six months ended April 30, 2015 and 2014, respectively. The decrease in net revenue for the six months ended April 30, 2015, is primarily attributable to decreased plantation revenue. We experienced a decrease in plantation revenue during this period due to reduction in sales demand in plantation business.

For the six months ended April 30, 2015, our oilseeds and real estate businesses accounted for approximately 8.3% and 91.7% of our net revenue, respectively. For the same period ended April 30, 2014, our oilseeds and real estate businesses accounted for approximately 13.3% and 86.7% of our net revenue, respectively.

Our real estate related revenues are derived from the tenants from our commercial buildings. We generally expect our real estate related revenues to gradually account for an increasing share of our net revenue in the future as we begin real estate development and sales activities.

Cost of Revenue. Our cost of revenue as a percentage of net revenue was approximately 14.1% for the six months ended April 30, 2015, with our oilseeds and real estate businesses accounting for 42.3% and 57.7%, respectively. For the same period ended April 30, 2014, our cost of revenue as a percentage of net revenue was 21.7%, with our oilseeds and real estate businesses accounting for approximately 38.7% and 61.3% of our cost of revenues. Cost of revenue in 2015 and 2014 consisted primarily of the costs related to the palm oil business such as rental on plantation land, material supplies and subcontracting costs incurred for planting, fertilizing and harvesting the palm oil tree and costs related to our real estate business such as interest, depreciation and maintenance. Shipping and handling costs associated with the distribution of fresh fruit bunches to the customers are also included in cost of revenues. The decrease is primarily attributable to reduction in sales demand in plantation business.

We expect our cost of revenue attributable to our real estate businesses to continue to increase as our real estate business continues to develop. We expect our cost of revenue attributable to our oilseeds business to stabilize absent acquisitions or other expansions of our oilseeds business.

Gross Profit. For the six months ended April 30, 2015, we achieved gross profit of $887,742 as compared to $855,423 for the same period ended April 30, 2014. For 2015, our oilseeds and real estate operations accounted for approximately 2.7% and 97.3% of our gross profit. As of April 30, 2014, our real estate and oilseeds operations accounted for approximately 6.4% and 93.6% of our gross profit. The increase in gross profit is primarily attributable to the small increase in rental revenues.

We expect gross profit derived from our real estate businesses to gradually increase as our business matures and gross profit from the oilseeds segment to stabilize.

General and Administrative Expenses (“G&A”). We incurred G&A expenses of $1,246,566 for the six months ended April 30, 2015, as compared to $1,246,300 for the same period ended April 30, 2014. The increase in G&A expenses of $266 is primarily attributable to increased cost in land development.

As a general matter, we expect our G&A to increase in the foreseeable future as we begin development of our real estate assets. G&A as a percentage of net revenue was approximately 120.6% and 114.3% for the six months ended April 31, 2015 and 2014, respectively.

Other Income (Expense), net. We incurred net other expense of $603,783 for the six months ended April 30, 2015, as compared to net other expense of $550,117 for the six months ended April 30, 2014. Net other expense for the six months ended April 30, 2015 and 2014, consisted primarily of interest expense from our bank loans.

Income Tax Expense. We recorded income tax of $0 and $9,258 for the six months ended April 30, 2015 and 2014, respectively. The decrease is primarily attributable to operating losses. For the six months ended April 30, 2015 and 2014, we incurred a loss before income taxes of $962,607 and $940,994, respectively.

Liquidity and Capital Resources

As of April 30, 2015, we had cash and cash equivalents of $2,415,306, as compared to $4,415,482 as of the same period last year. Our cash and cash equivalents decreased as a result of cash used in operation and payment of interest expenses.

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

	Six Months Ended
	4/30/2015	4/30/2014
Net cash (used in) provided by operating activities	(942,607)	50,083
Net cash (used in) provided by investing activities	55,672	6,186,023
Net cash used in financing activities	1,543,770	(2,382,249)

Net Cash Used In Operating Activities.

For the six months ended April 30, 2015, net cash used in operating activities was $942,607, which consisted primarily of a net loss of $962,607, a decrease in rental deposits of $160,062, a decrease in income tax payables of $84,519, an increase in accrued liabilities and other payables of $30,249, a decrease in accounts receivable of $10,899 offset by depreciation of $312,378.

For the six months ended April 30, 2014, net cash provided by operating activities was $50,083, which consisted primarily of a net loss of $950,252, an increase in accrued liabilities and other payables of $581,610, an increase in accounts receivable of $668,985, an increase of rental deposits from tenants of $333,820 and depreciation of $346,688.

We anticipate cash from our oilseeds operating activities to stabilize in the future as our operations mature. We expect rental income from our real estate operations to increase as we increase the occupancy rates of our commercial buildings, which will be offset by the increased expenses associated with developing our residential projects. We expect to continue to rely on cash generated through private placements of our securities, however, to finance our operations and future acquisitions.

Net Cash (Used in) Provided by Investing Activities.

For the six months ended April 30, 2015, net cash provided by investing activities was $55,672, which was primarily attributable to a refund or our land deposit of $72,421, offset by the purchase of property, plant and equipment of $16,749.

For the six months ended April 30, 2014, net cash provided by investing activities was $6,186,023, which was primarily attributable to proceeds from the sale of the securities of PGCG Assets of $6,187,551, offset by the purchase of property, plant and equipment of $1,528.

Net Cash Used in Financing Activities.

For the six months ended April 30, 2015, net cash provided by financing activities was $1,543,770, consisting primarily of a revolving line of credit of $4,225,947, offset by an increase in time deposits made by the company of $1,972,109 and repayments to Weng Kung Wong, our Chief Executive Officer and director, of $659,090. We also refinanced a bank which is reflected by the repayment of $11,143,667 in bank loans and offset by a new bank loan in the amount of $11,093,957. Advances by Mr. Wong previously made to us were made on an interest-free, unsecured basis and are repayable on demand.

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

Contractual Obligations and Commercial Commitments

We had the following contractual obligations and commercial commitments as of April 30, 2015:

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Amount due to related parties	3,104,169	180,316	2,923,853	–	–
Commercial commitments					–
Bank loan repayment	13,574,104	926,436	2,053,301	2,349,286	8,245,081
Revolving line of credit	4,227,615	4,227,615	–	–	–
Finance lease obligation	7,605	2,537	5,068	–	–
Total obligations	20,913,493	5,336,904	4,982,222	2,349,286	8,245,081

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

Policy for Capitalizing Development Cost

The cost of buildings and improvements includes the purchase price of property, legal fees and other acquisition costs. Costs directly related to planning, developing, initial leasing and constructing a property are capitalized and classified as Real Estate in the consolidated balance sheets. Capitalized development costs include interest, and other direct project costs incurred during the period of development. As of April 30, 2015, there was no such capitalized interest.

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

(b) Rental income

The Company generally leases the units under operating leases with terms of two years or less. For the six months ended April 30, 2015 and 2014, we have recorded $948,325 and $941,560 in lease revenue, based upon its annual rental over the life of the lease under operating lease, using the straight-line method in accordance with ASC Topic 970-605, “Real Estate – General – Revenue Recognition” (“ASC Topic 970-605”).

As of April 30, 2015, the commercial buildings for lease are as follows:

Name of Commercial building	Number of units (by floor)	Footage area (square feet)	Vacancy percentage
Megan Avenue	12	19,987	50%
Menara CMY	15	91,848	0%

We expect to record approximately $2 million in annual lease revenue under the operating lease arrangements in the next twelve months through April 30, 2016.

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

	April 30, 2015	October 31, 2014
Rental receivable:
Current portion	$212,597	$216,712
Non-current portion	886,155	972,569
Total	$1,098,752	$1,189,281

The estimated amortization on long-term rent concession in the next five years and thereafter is as follows:

Period ending April 30:
2016	$30,281
2017	30,281
2018	30,281
2019	30,281
2020	30,281
Thereafter	714,115
Total	$865,520

As of April 30, 2015, the minimum future rental receivables to be collectible in the next five years and thereafter are as follows:

Period ending April 30:
2016	$1,786,549
2017	1,786,549
2018	1,786,549
2019	1,786,549
2020	1,786,549
Thereafter	42,587,011
Total	$51,519,756

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

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. During the period ended April 30, 2015, the Company operates in two reportable operating segments in Malaysia.

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

ITEM 4                   Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures, subject to limitations as noted below, as of April 30, 2015, and during the period prior to and including the date of this report, were effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

Subject to the foregoing disclosure, there were no changes in our internal control over financial reporting that occurred during our last fiscal quarter ended April 30, 2015, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PRIME GLOBAL CAPITAL GROUP INCORPORATED

	By:	/s/Weng Kung Wong
Weng Kung Wong
Chief Executive Officer

	By:	/s/ Liong Tat Teh
Liong Tat Teh
Date: June 9, 2015		Chief Financial Officer

