Form 10-Q
period 2015-07-31
PRIME GLOBAL CAPITAL GROUP Inc
filed 2015-09-14
CIK 1462047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 31, 2015

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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☑  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☑

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑

As of September 14, 2015, the issuer had outstanding 512,682,393 shares of common stock.

PART I   FINANCIAL INFORMATION

ITEM 1  Financial Statements

PRIME GLOBAL CAPITAL GROUP INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	July 31, 2015	October 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$1,507,823	$1,785,334
Time deposits	1,832,461	–
Marketable securities, available-for-sale	235,052	–
Accounts receivable	227,542	216,712
Deposits and other receivables	30,860	36,824

Total current assets	3,833,738	2,038,870

Accounts receivable	815,881	972,569
Deferred development costs	21,798	–
Property, plant and equipment, net	48,562,646	58,160,698

TOTAL ASSETS	$53,234,063	$61,172,137

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,989	$7,880
Amount due to a related party	180,287	180,197
Rental deposits from tenants	442,494	686,589
Revolving line of credit	3,926,702	–
Income tax payable	568,861	759,090
Current portion of long-term bank loans	874,341	643,544
Current portion of obligation under finance lease	2,357	2,737
Accrued liabilities and other payables	226,422	340,238

Total current liabilities	6,224,453	2,620,275

Long-term liabilities:
Long-term bank loans	11,555,214	14,051,758
Amount due to a director	2,669,560	3,851,394
Obligation under finance lease	4,118	6,834

Total liabilities	20,453,345	20,530,261

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 100,000,000 shares authorized; no shares issued and outstanding	–	–
Common stock, $0.001 par value; 1,000,000,000 shares authorized; 512,682,393 shares issued and outstanding	512,683	512,683
Additional paid-in capital	41,934,476	41,934,476
Accumulated other comprehensive loss	(8,080,082)	(1,273,596)
Accumulated loss	(1,475,690)	(425,635)
	32,891,387	40,747,928
Non-controlling interest	(110,669)	(106,052)

Total stockholders’ equity	32,780,718	40,641,876

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$53,234,063	$61,172,137

See accompanying notes to condensed consolidated financial statements.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended July 31,		Nine months ended July 31,
	2015	2014	2015	2014
Revenues, net:
Plantation business	$47,199	$71,468	$132,807	$215,629
Rental income	457,558	543,781	1,405,883	1,485,341
Total revenues, net	504,757	615,249	1,538,690	1,700,970

Cost of revenues	(79,157)	(56,398)	(225,348)	(286,696)

Gross profit	425,600	558,851	1,313,342	1,414,274

Operating expenses:
General and administrative	(318,434)	(456,000)	(1,565,000)	(1,702,300)

Income (loss) from operations	107,166	102,851	(251,658)	(288,026)

Other (expense) income
Interest income	(217)	154	14,312	16,420
Interest expense	(286,244)	(293,981)	(904,659)	(868,920)
Loss on disposal of property, plant and equipment	–	(1,921)	–	(1,921)
Other income	71,336	54	71,439	8,610

Other (expense) income, total	(215,125)	(295,694)	(818,908)	(845,811)

Loss before income taxes	(107,959)	(192,843)	(1,070,566)	(1,133,837)

Income tax expense	–	(98)	–	(9,356)

NET LOSS	(107,959)	(192,941)	$(1,070,566)	$(1,143,193)

Net (income) loss attributable to non-controlling interest	(1,770)	(6,890)	20,511	(53,924)

NET LOSS ATTRIBUTABLE TO THE COMPANY	$(109,729)	$(199,831)	$(1,050,055)	$(1,197,117)

Other comprehensive income (loss):
- Unrealized loss on available-for-sale securities	(25,853)	–	(25,853)	–
- Foreign exchange adjustment gain (loss)	(5,194,531)	227,502	(6,780,633)	(396,026)

COMPREHENSIVE INCOME (LOSS)	$(5,330,113)	$27,671	$(7,856,541)	$(1,593,143)

Net loss per share – Basic and diluted*	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common stock outstanding – Basic and diluted	512,682,393	512,682,393	512,682,393	512,682,393

_______________

* Less than $0.01 per share

See accompanying notes to condensed consolidated financial statements.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Nine months ended July 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(1,070,566)	$(1,143,193)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property, plant and equipment	461,556	523,499
Impairment loss on advances to suppliers	–	447,524
Loss on disposal of property, plant and equipment	–	1,921
Changes in operating assets and liabilities:
Accounts receivable	(20,497)	(1,168,917)
Advances to suppliers	–	456
Deposits and other receivables	901	(8,412)
Accounts payable	(4,024)	7,158
Rental deposits from tenants	(157,668)	314,401
Income tax payable	(91,580)	(67,515)
Accrued liabilities and other payables	(99,940)	566,019
Net cash used in operating activities	(981,818)	(527,059)

Cash flows from investing activities:
Proceeds from non-controlling interest	–	6,226,553
Purchase of marketable securities	(276,588)	–
Purchase of property, plant and equipment	(16,498)	(31,870)
Plantation development cost	(23,108)	–
Proceeds from disposal of property, plant and equipment	–	5,535
Net cash (used in) provided by investing activities	(316,194)	6,200,218

Cash flows from financing activities:
Repayment to related parties	(711,247)	(2,534,572)
Repayments on bank loans	(11,166,073)	(307,577)
Increase in time deposits	(1,942,610)	–
Long term borrowings	10,928,012	–
Revolving line of credit	4,162,735	–
Payments on finance lease	(1,874)	(2,080)
Net cash provided by (used in) financing activities	1,268,943	(2,844,229)

Foreign currency translation adjustment	(248,442)	(209,783)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(277,511)	2,619,147

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,785,334	659,647

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,507,823	$3,278,794

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income tax	$91,580	$–
Cash paid for interest	$904,659	$851,353

See accompanying notes to condensed consolidated financial statements.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2015

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

These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended October 31, 2014. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the operating results for the periods presented have been included in the interim period. Operating results for the three and nine months ended July 31, 2015 are not necessarily indicative of the results that may be expected for other interim periods or the year ending October 31, 2015. The consolidated condensed financial data at October 31, 2014 is derived from audited financial statements included in our Annual Report on Form 10-K for the year ended October 31, 2014, filed on January 20, 2015.

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

Summary of the Company’s subsidiaries

	Name of entities	Place of incorporation	Date of incorporation	Issued capital	Nature of business

1.	Union Hub Technology Sdn. Bhd. (“UHT”)	Malaysia	February 22, 2008	100,000,000 issued shares of ordinary shares of MYR 1 each	Provision of IT consulting and programming services and corporate service to group company

2.	Power Green Investments Limited (“PGIL”)	British Virgin Islands	July 13, 2011	1 issued share of US$ 1 each	Inactive operation

3.	PGCG Properties Investment Limited (“PPIL”)	British Virgin Islands	September 1, 2011	1 issued share of US$ 1 each	Inactive operation

4.	Virtual Setup Sdn. Bhd. (“VSSB”)	Malaysia	July 19, 2010	4,000,000 issued shares of ordinary shares of MYR 1 each	Operation of Oil Palm plantation

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

5.	PGCG Assets Holdings Sdn. Bhd. (“PGCG Assets”)	Malaysia	March 21, 2012	2,000,000 issued shares of ordinary shares of MYR 1 each	Investment in land and buildings

6.	PGCG Development Sdn. Bhd. (“PGCG Development”)	Malaysia	March 21, 2012	250,000 issued shares of ordinary shares of MYR 1 each	Investment holding

7.	PGCG Plantations Sdn. Bhd. (“PGCG Plantation”)	Malaysia	October 4, 2011	2 issued shares of ordinary shares of MYR 1 each	Investment holding

8.	Max Trend International Limited (“Max Trend”)	Hong Kong	August 19, 2010	2 issued shares of ordinary shares of HK$ 1 each	Investment holding

9.	Shenzhen Max Trend Green Energy Company Limited (Max Trend WOFE) (“SMTG”), de-registered in August 2015	The People’s Republic of China (“PRC”), Shenzhen	July 7, 2011	RMB 1,000,000	Castor cultivation, advisory services, and trading

10.	Dunford Corporation Sdn. Bhd.	Malaysia	October 4, 1990	242,000 issued shares of ordinary shares of MYR 1 each	Property holding land

11.	Impiana Maksima Sdn. Bhd.	Malaysia	March 15, 2013	2 issued shares of ordinary shares of MYR 1 each	Property development

12.	PGCG Constructions Sdn. Bhd.	Malaysia	April 16, 2013	2 issued shares of ordinary shares of MYR 1 each	Construction of properties

13.	Fiesta Senada Sdn Bhd	Malaysia	November 20, 2012	2 issued shares of ordinary shares of MYR 1 each	Inactive operation

14.	Havana Avenue Sdn Bhd	Malaysia	April 3, 2014	2 issued shares of ordinary shares of MYR 1 each	Inactive operation

PGCG and its subsidiaries are hereinafter referred to as (the “Company”).

NOTE 3 - GOING CONCERN UNCERTAINTIES

The accompanying condensed consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

For the nine months ended July 31, 2015, the Company reported a loss of $1,050,055 and working capital deficit of $2,390,715 as of July 31, 2015.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern. The continuation of the Company as a going concern is dependent upon improving the profitability and the continuing financial support from its stockholders. Management believes the existing shareholders or external debt financing will provide the additional cash to meet the Company’s obligations as they become due.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed consolidated financial statements reflect the application of significant accounting policies as described in this note and elsewhere in the accompanying condensed consolidated financial statements and notes.

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

	July 31, 2015	October 31, 2014
Bank balances held by financial institutions located in:
Malaysia	$1,412,143	$1,669,722
The PRC	94,391	113,309
	1,506,534	1,783,031
Cash on hand in Malaysia	1,289	2,303
	$1,507,823	$1,785,334

As of July 31, 2015 and October 31, 2014, the restricted amount of cash held by our PRC subsidiary in China was $94,391 and $113,309.

•	Time deposits

Time deposits represent a certificate of deposit placed with a reputational financial institution with an original maturity beyond three months, expiry in October 2015.

•	Accounts receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and determined based on managements’ assessment of known requirements, aging of receivables, payment history, the customer’s current credit worthiness and the economic environment. The Company will consider the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. No allowance for doubtful debts was considered necessary at July 31, 2015 and October 31, 2014.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

•	Available-for-sale equity securities

Available-for-sale equity securities are reported at fair value using the market approach based on the quoted prices in active markets at the reporting date. The Company classifies the valuation techniques that use these inputs as Level 1 of fair value measurements. During the three and nine months ended July 31, 2015, the Company invested in equity securities listed on Bursa Malaysia with a total cost of $276,588. The unrealized loss representing the change in fair value of $25,853 was recorded as an addition to accumulated other comprehensive income in the Company’s consolidated balance sheets.

•	Deferred development costs

Deferred development costs consist of replanting costs of durian such as soil amendments, cultivation, fertilization and purchase costs of sapling. Costs related to durian development projects at the Company's plantation land are capitalized during the sapling, developing and planting durian fruit bunches and until the harvests are substantially available for commercial sale, and deferred development costs will then commence to be amortized as components of plantation costs and expenses.

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

Policy for Capitalizing Development Cost

The cost of buildings and improvements includes the purchase price of property, legal fees and other acquisition costs. Costs directly related to planning, developing, initial leasing and constructing a property are capitalized and classified as Real Estate in the consolidated balance sheets. Capitalized development costs include interest, and other direct project costs incurred during the period of development. As of July 31, 2015, there was no such capitalized interest.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

A variety of costs are incurred in the acquisition, development and leasing of properties. After determination is made to capitalize a cost, it is allocated to the specific component of a project that is benefited. Determination of when a development project is substantially complete and capitalization must cease involves a degree of judgment. The Company adopts the capitalization policy on development properties, which is guided by ASC Topic 835-20 “Interest – Capitalization of Interest” and ASC Topic 970 “Real Estate - General”. The costs of land and buildings under development include specifically identifiable costs. The capitalized costs include pre-construction costs essential to the development of the property, development costs, construction costs, interest costs, salaries and related costs and other costs incurred during the period of development. The Company considers a construction project as substantially completed and held available for occupancy upon the receipt of certificates of occupancy, but no later than one year from cessation of major construction activity. The Company ceases capitalization on the portion (1) substantially completed and (2) occupied or held available for occupancy, and the Company capitalizes only those costs associated with the portion under construction.

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

The Company recognizes its revenue in accordance with ASC Topic 605, “Revenue Recognition”, upon the delivery of its plantation products when: (1) title and risk of loss are transferred; (2) persuasive evidence of an arrangement exists; (3) there are no continuing obligations to the customer; and (4) the collection of related accounts receivable is probable. The Company’s sale arrangements do not contain general rights of return.

(a) Plantation sales

Revenue from the sale of palm oilseed is recognized upon confirmation of the weight of fresh fruit bunches and shipment to the customer, when there is persuasive evidence of an arrangement, delivery has occurred and risk of loss has passed, the sales price is fixed or determinable at the date of sale, and collectability is reasonably assured.

(b) Rental income

The Company generally leases the units under operating leases with terms of two years or less. For the nine months ended July 31, 2015 and 2014, $1,405,883 and $1,485,341 rental income was recorded, based upon its annual rental over the life of the lease under operating lease, using the straight-line method in accordance with ASC Topic 970-605, “Real Estate – General – Revenue Recognition” (“ASC Topic 970-605”).

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

As of July 31, 2015, the commercial buildings for lease are as follows:

Name of Commercial building	Number of units (by floor)	Footage area (square feet)	Vacancy percentage
Megan Avenue	12	19,987	42%
Menara CMY	15	91,848	0%

The Company expects to record approximately $1.7 million in annual lease revenue under the operating lease arrangements in the next twelve months through July 31, 2016.

The Company leases store location and office spaces to the tenants under operating lease arrangements. The Company receives rental income from the real estates it owns for a stated period of times. Rental income is recognized over the life of the operating lease agreement as it is earned in the period under ASC Topic 970-605. The typical leases contain initial terms of one to two years with renewal options and do not contain escalating rent amounts. Under the lease agreement of Menara CMY, the initial term of lease is one year. Provided that there are no existing breaches by the tenant, an irrecoverable annual renewal option is granted for up to twenty-nine years, with a maximum aggregate term of thirty years. Six-months’ rent-free period under the operating lease agreement is treated as long-term rent concession, which is being amortized as an offset to revenues collected over the term of the underlying lease of 30 years on a straight-line basis. The balance of unamortized rent concession is recorded as a portion of accounts receivable.

	July 31, 2015	October 31, 2014
Rental receivable:
Current portion	$212,807	$205,082
Non-current portion	815,881	972,569
Total	$1,028,688	$1,177,651

The estimated amortization on rent concession in the next five years and thereafter is as follows:

Period ending July 31:
2016	$28,796
2017	28,796
2018	28,796
2019	28,796
2020	28,796
Thereafter	700,697

Total	$844,677

As of July 31, 2015, the minimum future rental receivables to be collectible in the next five years and thereafter are as follows:

Period ending July 31:
2016	$1,698,953
2017	1,698,953
2018	1,698,953
2019	1,698,953
2020	1,698,953
Thereafter	39,642,234

Total	$48,136,999

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

The Company also records operating costs directly attributable to the leasing properties, such as real estate taxes, depreciation of the leased properties and property management fees, which are charged to expense when incurred.

•	Cost of revenues

Cost of revenue on plantation sales includes material supplies, subcontracting costs and transportation costs incurred for planting, fertilizing and harvesting the palm oil tree. Shipping and handling costs associated with the distribution of fresh fruit bunches to the customers are also included in cost of revenues.

Cost related to our real estate business shown on the accompanying statements of operations include costs associated with land tax, on-site and property management personnel, repairs and maintenance, property insurance, marketing, landscaping and other on-site and related administrative costs. Utility expenses are paid directly by tenants.

•	Comprehensive income

ASC Topic 220, “Comprehensive Income” establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income as defined includes all changes in equity during a period from non-owner sources. Other accumulated comprehensive income, as presented in the accompanying statements of operations and comprehensive loss consists of changes in unrealized gains and losses on foreign currency translation and cumulative net change in the fair value of available-for-sale investments held at the balance sheet date.

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

FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2015

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

The functional currency of the Company is the United States Dollars (“US$”) and the accompanying financial statements have been expressed in US$. In addition, the Company maintains its books and record in a local currency, Malaysian Ringgit (“MYR” or “RM”), Hong Kong Dollars (“HK$”) and Renminbi Yuan (“RMB”), which is functional currency as being the primary currency of the economic environment in which the entity operates.

In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not US$ are translated into US$, in accordance with ASC Topic 830-30, “Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiary are recorded as a separate component of accumulated other comprehensive income.

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the period ended July 31,
	2015	2014
Period-end RMB : US$1 exchange rate	6.1997	6.1690
Period-average RMB : US$1 exchange rate	6.1151	6.1418
Period-end HK$ : US$1 exchange rate	7.7515	7.7502
Period-average HK$ : US$1 exchange rate	7.7534	7.7548
Period-end MYR : US$1 exchange rate	3.8200	3.1859
Period-average MYR : US$1 exchange rate	3.6034	3.2522

•	Related parties

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

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. During the period ended July 31, 2015, the Company operates in two reportable operating segments in Malaysia.

•	Fair value of financial instruments

The carrying value of the Company’s financial instruments (excluding obligation under finance lease): cash and cash equivalents, time deposits, accounts receivable, deposits and other receivables, revolving line of credit, deferred revenue, income tax payable, amount due to a related party, accrued liabilities and other payables approximate their fair values because of the short-term nature of these financial instruments. The carrying amount of the Company’s bank borrowings approximate fair value due to any changes in fair value, after considering discount rate, being immaterial.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Management believes, based on the current market prices or interest rates for similar debt instruments, the fair value of its obligation under finance lease approximates the carrying amount.

The Company also follows the guidance of the ASC Topic 820-10, “Fair Value Measurements and Disclosures” (“ASC 820-10”), with respect to financial assets and liabilities that are measured at fair value. ASC 820-10 establishes a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value as follows:

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

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

	July 31, 2015	October 31, 2014
Freehold plantation land	$7,845,805	$7,845,805
Leasehold land under development	4,276,764	4,276,764
Freehold land under development	18,091,173	18,091,173
Freehold land and land improvement for rental purpose commercial building	15,191,123	15,191,123
Building structure and improvements	15,857,410	15,857,410
Office furniture, fixture and equipment	124,478	123,798
Motor vehicles	181,865	166,047
Foreign translation difference	(11,557,508)	(2,214,927)
	50,011,110	59,337,193
Less: accumulated depreciation	(1,803,991)	(1,342,435)
Less: foreign translation difference	355,527	165,940
	$48,562,646	$58,160,698

Depreciation expense for the three months ended July 31, 2015 and 2014 was $149,178 and $176,811, respectively.

Depreciation expense for the nine months ended July 31, 2015 and 2014 was $461,556 and $523,499, respectively.

Both commercial buildings in Kuala Lumpur, Malaysia are pledged against the bank loans (notes 8 and 9).

In this fiscal quarter, the Company’s development order regarding the development of 21.8921 hectares (54.10 acres) leasehold land located in Puncak Alam, Malaysia was approved by the Kuala Selangor District Council. The approved order allows the Company to proceed with its plans to construct its Shah Alam 2 Eco Residential Development project.

To date, the Company is in the process of preparing the building plans for submission to and approval by local authorities. The Company expects to submit the building plans in the fourth calendar quarter of 2015 and will commence construction in the first calendar quarter of 2016.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE 6 - AMOUNTS DUE TO RELATED PARTIES

	July 31, 2015	October 31, 2014
Current portion:
Amount due to a related party, unsecured, interest-free and repayable on demand
Mr. Pua Wooi Khang, a subsidiary’s director	$180,287	$180,197

Non-current portion:
Amount due to a related party, unsecured, interest-free and not expected to be repaid in the next twelve months
Mr. Weng Kung Wong, the director of the Company	$2,669,560	$3,851,394

NOTE 7 - ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consist of the following:

	July 31, 2015	October 31, 2014

Accrued operating expenses	$55,534	$184,842
Accrued interest expense	–	17,369
Potential tax penalty liability (Note 11)	110,000	110,000
Other payable	60,888	28,027
	$226,422	$340,238

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE 8 - BANK LOANS

	July 31, 2015	October 31, 2014
Bank loans from financial institutions in Malaysia:
Bank of China (Malaysia) Berhad	$9,954,756	$–
Hong Leong Bank Berhad	–	11,787,157
RHB Bank Berhad	2,474,799	2,908,145
	12,429,555	14,695,302
Less: current portion	(874,341)	(643,544)
Bank loans, net of current portion	$11,555,214	$14,051,758

15 Story Facility Bank Loan

In December 2012, the Company, through PGCG Assets obtained a loan in the principal amount of RM41,000,000 from Hong Leong Bank Berhad, a financial institution in Malaysia to finance the acquisition of a fifteen story office building property, which bears interest at a rate of 1.75% per annum over the lending rate, variable rate quoted by the bank, with 180 monthly installments over a period of 15 years and will mature on January 31, 2028. The outstanding amount was fully repaid by a new loan of RM40,000,000 refinanced by Bank of China (Malaysia) Berhad in December 2014, which bears interest at a rate of 1% per annum over the lending rate, currently 6.6% per annum, with 120 monthly installments of RM476,898 each (including interests) over a period of 10 years or until full settlement and will mature in December 2024.

The loan from Bank of China (Malaysia) Berhad is secured by the first party charge over 15-story commercial office building “Menara CMY” in Kuala Lumpur, Malaysia, deed of assignment of rental proceeds over the rights and interest to the rental of the 15-story commercial office building and is personally guaranteed by the director and chief executive officer of the Company, Mr. Weng Kung Wong and a subsidiary of the Company, UHT . The loan is also secured by a debenture incorporating fixed and floating charge for RM55 million plus interest thereon over the assets of PGCG Assets. The cost of funds was 7.6% per annum for the three and nine months ended July 31, 2015.

12 Story Facility Bank Loan

In May 2013, the Company, through PGCG Assets obtained a loan in the aggregate amount of RM9,840,000 from RHB Bank Berhad, a financial institution in Malaysia to finance the acquisition of a twelve story office building property, which bears interest at a rate of 1.90% per annum below the lending rate, variable rate quoted by the bank, with 288 monthly installments of RM57,045 each (including interests) over a period of 24 years and will mature in 2037.

The loan is secured by the 12-story commercial office building  “Megan Avenue” in Kuala Lumpar, Malaysia and is personally guaranteed by the director and chief executive officer of the Company, Mr. Weng Kung Wong and a director of the Company’s subsidiary, Mr. Kok Wai Chai and a subsidiary of the Company, UHT. The cost of funds was 4.7% per annum for the three and nine months ended July 31, 2015.

As of July 31, 2015, the minimum future payments of principal of the aggregate bank borrowings in the next five years and thereafter are as follows:

Period ending July 31:
2016	$874,341
2017	936,075
2018	1,000,626
2019	1,070,931
2020	1,146,338
Thereafter	7,401,244

Total:	$12,429,555

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE 9 - REVOLVING LINE OF CREDIT

The revolving line of credit was granted concurrent with the term loans and pursuant to the same facility letter (see Note 8) by Bank of China (Malaysia) Berhad to the Company, which provided for up to RM15,000,000 (equal to US$3,926,702) for its working capital purpose. The line bears interest at an annual rate of 1.5% above the bank’s cost of funds on a daily basis. The line is repayable on demand or at rollover options of 1, 3, 6 & 12 months. The effective interest rate was 5.14% per annum for the three and nine months ended July 31, 2015.

The aggregate outstanding under the revolving line of credit were $3,926,702 at July 31, 2015.

NOTE 10 - OBLIGATION UNDER FINANCE LEASE

The Company purchased motor vehicle under a finance lease agreement with the effective interest rate of 3.70% per annum, due through April 8, 2018, with principal and interest payable monthly. The obligation under the finance lease is as follows:

	July 31, 2015	October 31, 2014

Finance lease	$7,663	$11,335
Less: interest expense	(1,188)	(1,764)

Net present value of finance lease	$6,475	$9,571

Current portion	$2,357	$2,737
Non-current portion	4,118	6,834

Total	$6,475	$9,571

As of July 31, 2015, the maturities of the finance lease for each of the three years are as follows:

Years ending July 31:
2016	$2,357
2017	2,357
2018	1,761

Total	$6,475

NOTE 11 - INCOME TAXES

The local (United States) and foreign components of loss before income taxes were comprised of the following:

	Nine months ended July 31,
	2015	2014
Tax jurisdictions from:
– Local	$(140,869)	$(87,325)
– Foreign, representing:
Malaysia	(924,613)	(569,891)
Hong Kong	–	(102)
The PRC	(5,084)	(476,519)
Loss before income taxes	$(1,070,566)	$(1,133,837)

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Provision for income taxes consisted of the following:

	Nine months ended July 31,
	2015	2014
Current:
– Local	$–	$–
– Foreign, representing:
BVI	–	–
Malaysia	–	9,356
Hong Kong	–	–
The PRC	–	–

Deferred:
– Local	–	–
– Foreign	–	–
Income tax expense	$–	$9,356

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. During the periods presented, the Company has a number of subsidiaries that operates in different countries and is subject to tax in the jurisdictions in which its subsidiaries operate, as follows:

United States of America

PGCG is registered in the State of Nevada and is subject to United States of America tax law. As of July 31, 2015, the operations in the United States of America incurred $402,914 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2035, if unutilized. The Company has provided for a full valuation allowance of $141,020 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The Company has adopted ASC 740-10 “Accounting for Income Taxes” and recorded a liability for an uncertain income tax position, tax penalties and any imputed interest thereon. The amount, recorded as an obligation in accrued expenses, is $110,000 (Note 7) at July 31, 2015.

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

FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

The PRC

SMTG is subject to the Corporate Income Tax governed by the Income Tax Law of the People’s Republic of China with a unified statutory income tax rate of 25%. No provision for income tax is required due to operating loss incurred during the three and nine months ended July 31, 2015.

Malaysia

All of the Company’s subsidiaries operating in Malaysia are subject to the Malaysia Corporate Tax Laws at a progressive income tax rate starting from 20% on the assessable income for its tax year. A reconciliation of loss before income taxes to the effective tax rate as follows:

	Nine months ended July 31,
	2015	2014

Loss before income taxes	$(924,613)	$(569,891)
Statutory income tax rate	20%	20%
Income tax at statutory tax rate	(184,923)	(113,978)
Tax effect of non-deductible expenses	92,311	118,021
Net operating loss	92,612	5,313
Income tax expense	$–	$9,356

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of July 31, 2015 and October 31, 2014:

	July 31, 2015	October 31, 2014
Deferred tax assets:
Capital loss	$44,199	$44,199
Net operating loss carryforwards:
- United States of America	141,020	91,716
- Hong Kong	884	884
- The PRC	20,639	19,197
- Malaysia	87,361	–
Total deferred tax assets	294,103	155,996
Less: valuation allowance	(294,103)	(155,996)
Deferred tax assets	$–	$–

NOTE 12 - STOCKHOLDERS’ EQUITY

As of July 31, 2015, the number of shares of the Company’s common stock issued and outstanding is 512,682,393 shares. There are no shares of preferred stock issued and outstanding.

NOTE 13 - SEGMENT INFORMATION

(a)	Business segment reporting

The Company currently operates two reportable business segments, as defined by ASC Topic 280:

•	Plantation business – sale of palm oilseed in Malaysia
•	Real estate business – acquisition and development of commercial and residential real estate properties in Malaysia

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 4). Summarized financial information concerning the Company’s reportable segments is shown as below:

	Three months ended July 31, 2015
	Plantation Business	Real Estate Business	Corporate	Total

Revenues	$47,199	$464,775	$–	$511,974
Inter-segment revenue	–	(7,217)	–	(7,217)
Revenues, net	47,199	457,558	–	504,757
Cost of revenues	(15,290)	(63,867)	–	(79,157)
Gross profit	31,909	393,691	–	425,600
Depreciation	4,867	138,850	5,461	149,178
Net income (loss)	75,128	(74,110)	(108,977)	(107,959)
Total assets	6,653,629	46,240,621	339,813	53,234,063
Expenditure for long-lived assets	$–	$–	$–	$–

	Nine months ended July 31, 2015
	Plantation Business	Real Estate Business	Corporate	Total

Revenues	$132,807	$1,428,212	$–	$1,561,019
Inter-segment revenue	–	(22,329)	–	(22,329)
Revenues, net	132,807	1,405,883	–	1,538,690
Cost of revenues	(77,077)	(148,271)	–	(225,348)
Gross profit	55,730	1,257,612	–	1,313,342
Depreciation	15,064	429,596	16,896	461,556
Net income (loss)	46,655	(660,250)	(456,971)	(1,070,566)
Total assets	6,653,629	46,240,621	339,813	53,234,063
Expenditure for long-lived assets	$16,498	$–	$–	$16,498

	Three months ended July 31, 2014
	Software Business	Plantation Business	Real Estate Business	Corporate	Total

Revenues	$–	$71,468	$554,777	$–	$626,245
Inter-segment revenue	–	–	(10,996)	–	(10,996)
Revenues, net	–	71,468	543,781	–	615,249
Cost of revenues	–	(35,739)	(20,659)	–	(56,398)
Gross profit	–	35,729	523,122	–	558,851
Depreciation	1,049	4,700	161,293	9,769	176,811
Net loss	(1,049)	(11,971)	(5,111)	(174,810)	(192,941)
Total assets	11,771	7,886,423	56,103,766	166,081	64,168,041
Expenditure for long-lived assets	$–	$30,333	$–	$–	$30,333

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Nine months ended July 31, 2014
	Software Business	Plantation Business	Real Estate Business	Corporate	Total

Revenues	$–	$215,629	$1,496,337	$–	$1,711,966
Inter-segment revenue	–	–	(10,996)	–	(10,996)
Revenues, net	–	215,629	1,485,341	–	1,700,970
Cost of revenues	–	(124,956)	(161,740)	–	(286,696)
Gross profit	–	90,673	1,323,601	–	1,414,274
Depreciation	3,108	13,553	477,894	28,944	523,499
Net loss	(3,108)	(452,747)	(173,370)	(513,968)	(1,143,193)
Total assets	11,771	7,886,423	56,103,766	166,081	64,168,041
Expenditure for long-lived assets	$–	$30,333	$–	$1,537	$31,870

All long-lived assets are located in Malaysia.

NOTE 14 - CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)	Major customers

For the three months ended July 31, 2015 and 2014, the customer who accounted for 10% or more of the Company’s revenues is presented as follows:

		Three months ended July 31, 2015		July 31, 2015
	Business segment	Revenues	Percentage of revenues	Trade accounts receivable

Customer H	Real estate	$444,226	88%	$967,058

		Three months ended July 31, 2014		July 31, 2014
	Business segment	Revenues	Percentage of revenues	Trade accounts receivable

Customer H	Real estate	$499,829	81%	$1,173,923
Customer I	Plantation	71,468	12%	9,275

For the nine months ended July 31, 2015 and 2014, the customer who accounted for 10% or more of the Company’s revenues is presented as follows:

		Nine months ended July 31, 2015		July 31, 2015
	Business segment	Revenues	Percentage of revenues	Trade accounts receivable

Customer H	Real estate	$1,358,439	88%	$967,058

		Nine months ended July 31, 2014		July 31, 2014
	Business segment	Revenues	Percentage of revenues	Trade accounts receivable

Customer H	Real estate	$1,319,107	78%	$1,173,923
Customer I	Plantation	215,629	13%	9,275

All customers are located in Malaysia.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

(b)	Major vendors

For the three months ended July 31, 2015 and 2014, the vendor who accounted for 10% or more of the Company’s purchases  is presented as follows:

	Three months ended July 31, 2015		July 31, 2015
	Purchase	Percentage of purchase	Trade accounts payable

Vendor E	1,624	11%	–
Vendor F	4,140	27%	–

	Three months ended July 31, 2014		July 31, 2014
	Purchase	Percentage of purchase	Trade accounts payable

Vendor E	8,620	25%	–
Vendor F	3,906	11%	–

For the nine months ended July 31, 2015 and 2014, the vendor who accounted for 10% or more of the Company’s purchases is presented as follows:

	Nine months ended July 31, 2015		July 31, 2015
	Purchase	Percentage of purchase	Trade accounts payable

Vendor E	13,233	17%	–
Vendor F	26,836	35%	–

	Nine months ended July 31, 2014		July 31, 2014
	Purchase	Percentage of purchase	Trade accounts payable

Vendor E	27,613	22%	–
Vendor F	37,855	30%	–

All vendors are located in Malaysia.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2015

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

NOTE 15 - COMMITMENTS AND CONTINGENCIES

(a)	Operating lease commitment

As of July 31, 2015, the Company occupied its own building premises and has no future minimum rental payments due under various operating leases in the next twelve months.

(b)	Capital commitment

As of July 31, 2015, the Company does not have any significant capital commitments.

NOTE 16 - SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after July 31, 2015 up through the filing date of these condensed consolidated financial statements. During the period, the Company did not have any material recognizable subsequent events.

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

Overview

During the three months ended July 31, 2015, we operated in two business segments: (i) our oilseeds plantation business; and (ii) our real estate business. In the fourth quarter of fiscal 2014, we discontinued our castor seeds business. In December 2014 we discontinued our software business. As a result, we no longer conduct business operations in China and anticipate winding down or otherwise selling our interests in the following entities: Power Green Investments Limited; Max Trend International Limited and Shenzhen Max Trend Green Energy Co. Ltd., whose deregistration was approved by the PRC tax office in April 2015 and was approved by PRC State Administration of Industry and Commerce in August 2015.

Summarized financial information regarding each revenue generating segment for the three months ended July 31, 2015 is as follows:

	Three months ended July 31, 2015
	Plantation Business	Real Estate Business	Corporate	Total

Revenues	$47,199	$464,775	$–	$511,974
Inter-segment revenue	–	(7,217)	–	(7,217)
Revenues, net	47,199	457,558	–	504,757
Cost of revenues	(15,290)	(63,867)	–	(79,157)
Gross profit	31,909	393,691	–	425,600
Depreciation	4,867	138,850	5,461	149,178
Net income (loss)	75,128	(74,110)	(108,977)	(107,959)
Total assets	6,653,629	46,240,621	339,813	53,234,063
Expenditure for long-lived assets	$–	$–	$–	$–

Our oilseeds business is operated through Virtual Setup Sdn. Bhd., or VSSB, and our discontinued castor seed business was previously operated through Shenzhen Max Trend Green Energy Co. Ltd., or Max Trend WFOE.

Our real estate business is primarily operated through PGCG Assets Holdings Sdn. Bhd., or PGCG Assets.

Our initial business plan launched in July 2010 broadly contemplated the development, distribution and operation of mobile and online social networking, ecommerce and search products and services. However, as a result of the challenges we experienced in implementing our m-commerce business plan, we entered the oilseeds and real estate businesses in 2012 and in 2014 discontinued our software and consumer goods distribution businesses. Since the commencement of our business segments, we (through our subsidiaries):

•	Acquired a palm oil plantation in Malaysia which is operated through VSSB (May 2012);

•	Acquired approximately 22 hectares (54.10 acres) of vacant development land located in Selangor, Malaysia, which is subject to a 99-year leasehold, expiring July 30, 2100 (July 26, 2012);

•	Acquired Dunford Corporation Sdn. Bhd., or Dunford, whose primary assets consist of two parcels of undeveloped land located in Selangor, Malaysia aggregating approximately 31 acres (October 17, 2012);

•	Acquired a 15 story commercial building located at Geran 10010, Lot 238 Section 43, Town and District of Kuala Lumpur, Wilayah Persekutuan, Kuala Lumpur, Malaysia (December 2012); and

•	Acquired a 12 story commercial building located at Megan Avenue 1, No. 189, Jalan Tun Razak, 50400 Kuala Lumpur, Malaysia (July 2013).

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

We commenced planting premium durian, of the “Musang King” variety, in the first quarter of calendar year 2014. As of the date of this report, we have replanted 60 acres of our oil palm with premium durian trees. We are in the process of replanting an additional 70 acres consisting of rubber trees with premium durian trees. By the fourth calendar quarter of 2015, we expect to complete an aggregate of 130 acres of premium durian. We hope to plant 35 trees per acre and anticipate an average production of 50 grade A fruits per tree for each of the two growing seasons per year.

Premium durian trees require approximately 5 years to mature and produce grade A fruits. Accordingly, we do not expect revenue from our durian orchard until calendar year 2019, the earliest. At this time, we do not expect our durian orchard to exceed 130 acres in the near future.

Challenges From Our Real Estate Operations

Commercial Buildings

We generate rental income from our 12 story and 15 story commercial properties and anticipate generating income from the sale of developed properties. As of the date of this report, 4 of the 12 stories of our 12 story building have been leased to tenants at market rates. We are in discussions with respect to leasing 5 of our 6 vacant units. We occupy the remaining two stories as our corporate headquarters.

Our 15 story building is fully leased to Le Apple which operates a boutique hotel on the premises. The Rental Agreement has an initial term of one (1) year commencing December 1, 2013 and expiring November 30, 2014. This agreement was renewed for a second year, expiring November 30, 2015. Provided that there are no existing breaches by Le Apple, we will be required to renew the lease for additional one-year terms up to twenty nine years, for a maximum aggregate term of thirty years. The initial monthly rental rate is RM550,000 and is increased every three years by 5% to 10% or by the then prevailing market rate, whichever is lower.

Residential Property Development

We have secured Development Order regarding the development of leasehold land located in Puncak Alam and received the approval on 10 June 2015. We are in the process of preparing the Building Plans and conversion of land use which we expect to submit for approval by fourth calendar quarter of 2015. We expect to commence construction in the first calendar quarter of 2016. We hope to complete construction by the end of calendar 2020. We hope to commence sales activities in the first calendar quarter of 2016.

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

We believe that the outlook for residential properties will remain positive for the remainder of 2015 based upon Malaysia’s stable employment outlook, growth in household income, formation of new households, and increased demand for affordable residential property from first time home buyers. In addition to our previous specific challenge arising from the development order freeze imposed by the Selangor government, developers such as us are facing challenges of inconsistent supply and high cost of labor, increased costs of building materials (such as cement and steel bars) and general increased costs of doing business. Our market is also sensitive to changes in lending rates and lending requirements as many homebuyers rely on financing to make purchases. As a result, government or bank policies that result in increased interest rates and or stricter lending requirements may adversely affect the sales of our developed properties.

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

Results of Operations

Comparison of the three months ended July 31, 2015 and July 31, 2014

The following table sets forth certain operational data for the three months ended July 31, 2015, compared to the three months ended July 31, 2014:

	For the Three Months Ended July 31,
	2015	2014	$ Change	% Change

Net Revenues	$504,757	$615,249	(110,492)	(18.0%	)
Plantation sales	47,199	71,468	(24,269)	(34.0%	)
Real estate	457,558	543,781	(86,223)	(15.9%	)
Total cost of revenue	(79,157)	(56,398)	22,759	40.4%
Plantation sales	(15,290)	(35,739)	(20,449)	(57.2%	)
Real estate	(63,867)	(20,659)	43,208	(209.1%	)
Gross profit	425,600	558,851	(133,251)	(23.8%	)
General and administrative expenses	(318,434)	(456,000)	(137,566)	(30.2%	)
Other (expense) income, net	(215,125)	(295,694)	(80,569)	(27.2%	)
Loss before income taxes	(107,959)	(192,843)	(84,884)	(44.0%	)
Income tax expense	–	(98)	(98)	(100%	)
Net loss	(107,959)	(192,941)	(84,982)	(44.0%	)

Net Revenue. We generated net revenue of $504,757 and $615,249 for the three months ended July 31, 2015 and 2014, respectively. The decrease in net revenue for the quarter ended July 31, 2015, is primarily attributable to the reduction in output and price in plantation business, our decreased rental income from the twelve story building as well as weaker foreign exchange of the Malaysian Ringgit against the US Dollar.

For the three months ended July 31, 2015, our oilseeds and real estate businesses accounted for approximately 9.4% and 90.6% of our net revenue, respectively. For the same period ended July 31, 2014, our oilseeds and real estate businesses accounted for approximately 11.6% and 88.4% of our net revenue, respectively.

Our real estate related revenues are derived from rentals earned from the tenants from our commercial buildings. We generally expect our real estate related revenues to gradually account for an increasing share of our net revenue in the future as we begin real estate development and sales activities.

For the three months ended July 31, 2015 and 2014, the customers that accounted for 10% or more of the Company’s revenues were located in Malaysia as presented below:

		Three months ended July 31, 2015		July 31, 2015
	Business segment	Revenues	Percentage of revenues	Trade accounts receivable

LeApple Boutique Hotel (KLCC) Sdn. Bhd. (“Le Apple”)	Real estate	$444,226	88%	$967,058

		Three months ended July 31, 2014		July 31, 2014
	Business segment	Revenues	Percentage of revenues	Trade accounts receivable

LeApple Boutique Hotel (KLCC) Sdn. Bhd.	Real estate	$499,829	81%	$1,173,923
Lim Joo Soon Enterprise*	Plantation	71,468	12%	9,275

*Lim Joo Soon Enterprise is a reseller of our plantation harvest. It is also a fertilizer supplier and transportation service provider that ships our palm oil harvest to the manufacturing plant. Lim Joo Soon Enterprise purchases our plantation products on an “as needed” purchase order basis. All customers are located in Malaysia.

Cost of Revenue. Our cost of revenue as a percentage of net revenue was approximately 15.7% for the three months ended July 31, 2015, with our oilseeds and real estate businesses accounting for 19.3% and 80.7%, respectively. For the same period ended July 31, 2014, our cost of revenue as a percentage of net revenue was 9.2%, with our oilseeds and real estate businesses accounting for approximately 63.4% and 36.6% of our cost of revenues, respectively. Cost of revenue in 2015 and 2014 consisted primarily of the costs related to the palm oil plantation business such as material supplies, subcontracting costs and transportation costs incurred for planting, fertilizing and harvesting the palm oil tree and costs related to our real estate business such as land tax and maintenance. Shipping and handling costs associated with the distribution of fresh fruit bunches to the customers are also included in cost of revenues. The cost of revenue of the oilseed business decreased due to lower plantation sales. The cost of real estate increased due to land tax borne by us in 2015 but by Le Apple in 2014.

We expect our cost of revenue attributable to our real estate businesses to continue to increase if we begin development activities. We expect our cost of revenue attributable to our oilseeds business to stabilize absent acquisitions or other expansions of our oilseeds business.

For the three months ended July 31, 2015 and 2014, the vendors that accounted for 10% or more of the Company’s purchases  were located in Malaysia as presented below:

	Three months ended July 31, 2015		July 31, 2015
	Purchase	Percentage of purchase	Trade accounts payable

Supri	1,624	11%	–
Lim Joo Soon Enterprise*	4,140	27%	–

	Three months ended July 31, 2014		July 31, 2014
	Purchase	Percentage of purchase	Trade accounts payable

Supri	8,620	25%	–
Lim Joo Soon Enterprise*	3,906	11%	–

Gross Profit. For the three months ended July 31, 2015, we achieved gross profit of $425,600 as compared to $558,851 for the same period ended July 31, 2014. For 2015, the gross profit of our oilseeds business decreased to $31,909 for the three months ended July 31, 2015 from $35,729 for the same period in 2014. This is primarily due to a reduction in output. The real estate operations registered a profit of $393,691 compared to $523,122 for 2014. This is mainly due to a decrease in our real estate revenue from the twelve story building as well as the depreciation of the Malaysian Ringgit against the US Dollar.

We expect gross profit derived from our real estate businesses to gradually increase as our business matures and gross profit from the oilseeds segment to stabilize. If we begin development activities, we expect our gross profit to decrease to reflect the increased expenses associated with real estate development.

General and Administrative Expenses (“G&A”). We incurred G&A expenses of $318,434 for the three months ended July 31, 2015, as compared to $456,000 for the same period ended July 31, 2014. The decrease in G&A expenses of $137,566 is primarily attributable to decrease in staff costs and the depreciation of the Malaysian Ringgit.

As a general matter, we expect our G&A to increase in the foreseeable future as we begin development of our real estate assets. G&A as a percentage of net revenue was approximately 63.1% and 74.1% for the three months ended July 31, 2015 and 2014, respectively.

Other Income (Expense), net. We incurred net other expense of $215,125 for the three months ended July 31, 2015, as compared to net other expense of $295,694 for the three months ended July 31, 2014. Net other expense for the three months ended July 31, 2015 and 2014 consisted primarily of interest expense on our bank loans.

Income Tax Expense. We recorded income tax of $nil and $98 for the three months ended July 31, 2015 and 2014, respectively. For the three months ended July 31, 2015 and 2014, we incurred a loss before income taxes of $107,959 and $192,843, respectively.

Comparison of the nine months ended July 31, 2015 and July 31, 2014

The following table sets forth certain operational data for the nine months ended July 31, 2015, compared to the nine months ended July 31, 2014:

	For the Nine Months Ended July 31,		$	%
	2015	2014	Change	Change

Net Revenues	$1,538,690	$1,700,970	$(162,280)	(9.5%	)
Plantation sales	132,807	215,629	(82,822)	(38.4%	)
Real estate	1,405,883	1,485,341	(79,458)	(5.3%	)
Total cost of revenue	(225,348)	(286,696)	(61,348)	(21.4%	)
Plantation sales	(77,077)	(124,956)	(47,878)	(38.3%	)
Real estate	(148,271)	(161,740)	(13,469)	(8.3%	)
Gross profit	1,313,342	1,414,274	(100,932)	(7.1%	)
General and administrative expenses	(1,565,000)	(1,702,300)	(137,300)	(8.1%	)
Other (expense) income, net	(818,908)	(845,811)	(26,903)	(3.2%	)
Loss before income taxes	(1,070,566)	(1,133,837)	(63,271)	(5.6%	)
Income tax expense	–	(9,356)	(9,356)	(100%	)
Net loss	(1,070,566)	(1,143,193)	(72,627)	(6.4%	)

Net Revenue. We generated net revenue of $1,538,690 and $1,700,970 for the nine months ended July 31, 2015 and 2014, respectively. The decrease in net revenue for the nine months ended July 31, 2015 is primarily attributable to decreased plantation and real estate revenue. We experienced a decrease in plantation revenue during this period due to reduction in output and pricing decrease of fresh fruit bunches of our plantation business, a decrease in our real estate revenue from the twelve story building as well as the depreciation of the Malaysian Ringgit against the US Dollar.

For the nine months ended July 31, 2015, our oilseeds and real estate businesses accounted for approximately 8.6% and 91.4% of our net revenue, respectively. For the same period ended July 31, 2014, our oilseeds and real estate businesses accounted for approximately 12.7% and 87.3% of our net revenue, respectively.

Our real estate related revenues are derived from rentals earned from the tenants from our commercial buildings. We generally expect our real estate related revenues to gradually account for an increasing share of our net revenue in the future as we begin real estate development and sales activities.

For the nine months ended July 31, 2015 and 2014, the customers that accounted for 10% or more of the Company’s revenues were located in Malaysia as presented below:

		Nine months ended July 31, 2015		July 31, 2015
	Business segment	Revenues	Percentage of revenues	Trade accounts receivable

LeApple Boutique Hotel (KLCC) Sdn. Bhd.	Real estate	$1,358,439	88%	$967,058

		Nine months ended July 31, 2014		July 31, 2014
	Business segment	Revenues	Percentage of revenues	Trade accounts receivable

LeApple Boutique Hotel (KLCC) Sdn. Bhd.	Real estate	$1,319,107	78%	$1,173,923
Lim Joo Soon Enterprise	Plantation	215,629	13%	9,275

Cost of Revenue. Our cost of revenue as a percentage of net revenue was approximately 14.7% for the nine months ended July 31, 2015, with our oilseeds and real estate businesses accounting for 34.2% and 65.8%, respectively. For the same period ended July 31, 2014, our cost of revenue as a percentage of net revenue was 16.9%, with our oilseeds and real estate businesses accounting for approximately 43.6% and 56.4% of our cost of revenues, respectively. Cost of revenue in 2015 and 2014 consisted primarily of the costs related to the palm oil business such as material supplies, subcontracting costs and transportation costs incurred for planting, fertilizing and harvesting the palm oil tree and costs related to our real estate business such as land tax and maintenance. Shipping and handling costs associated with the distribution of fresh fruit bunches to the customers are also included in cost of revenues. The decrease is primarily attributable to reduction in plantation output.

We expect our cost of revenue attributable to our real estate businesses to continue to increase as our real estate business continues to develop. We expect our cost of revenue attributable to our oilseeds business to stabilize absent acquisitions or other expansions of our oilseeds business.

For the nine months ended July 31, 2015 and 2014, the vendors that accounted for 10% or more of the Company’s purchases  were located in Malaysia as presented below:

	Nine months ended July 31, 2015		July 31, 2015
	Purchase	Percentage of purchase	Trade accounts payable

Supri	13,233	17%	–
Lim Joo Soon Enterprise	26,836	35%	–

	Nine months ended July 31, 2014		July 31, 2014
	Purchase	Percentage of purchase	Trade accounts payable

Supri	27,613	22%	–
Lim Joo Soon Enterprise	37,855	30%	–

Gross Profit. For the nine months ended July 31, 2015, we achieved gross profit of $1,313,342 as compared to $1,414,274 for the same period ended July 31, 2014. For 2015, our oilseeds and real estate operations accounted for approximately 4.2% and 95.8% of our gross profit, respectively. For the same period in 2014, our real estate and oilseeds operations accounted for approximately 93.6% and 6.4% of our gross profit, respectively. The decrease in gross profit is primarily attributable to the decrease in rental revenues and the depreciation of the Malaysian Ringgit.

We expect gross profit derived from our real estate businesses to gradually increase as our business matures and gross profit from the oilseeds segment to stabilize.

General and Administrative Expenses (“G&A”). We incurred G&A expenses of $1,565,000 for the nine months ended July 31, 2015, as compared to $1,702,300 for the same period ended July 31, 2014. The decrease in G&A expenses of $137,300 is primarily attributable to reduction in impairment loss on advances to suppliers in oilseed operations offset by increased cost in land development.

As a general matter, we expect our G&A to increase in the foreseeable future as we begin development of our real estate assets. G&A as a percentage of net revenue was approximately 100% for the nine months ended July 31, 2015 and 2014.

Other Income (Expense), net. We incurred net other expense of $818,908 for the nine months ended July 31, 2015, as compared to net other expense of $845,811 for the nine months ended July 31, 2014. Net other expense for the nine months ended July 31, 2015 and 2014 consisted primarily of interest expense on our bank loans.

Income Tax Expense. We recorded income tax of $0 and $9,356 for the nine months ended July 31, 2015 and 2014, respectively. For the nine months ended July 31, 2015 and 2014, we incurred a loss before income taxes of $1,070,566 and $1,133,837, respectively.

Liquidity and Capital Resources

As of July 31, 2015, we had cash and cash equivalents of $1,507,823, as compared to $3,278,794 as of the same period last year. Our cash and cash equivalents decreased as a result of cash used in operation and purchase of marketable securities, offset by a net increase in bank loans and revolving line of credit.

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

	Nine Months Ended
	7/31/2015	7/31/2014
Net cash used in operating activities	(981,818)	(527,059)
Net cash (used in) provided by investing activities	(316,194)	6,200,218
Net cash provided by (used in) financing activities	1,268,943	(2,844,229)

Net Cash Used In Operating Activities.

For the nine months ended July 31, 2015, net cash used in operating activities was $981,818, which consisted primarily of a net loss of $1,070,566, a decrease in rental deposits of $157,668, a decrease in income tax payables of $91,580, a decrease in accrued liabilities and other payables of $99,940 offset by depreciation of $461,556.

For the nine months ended July 31, 2014, net cash used in operating activities was $527,059, which consisted primarily of an increase in accrued liabilities and other payables of $566,019, depreciation of $523,499, an impairment loss on advances to suppliers of $447,524, and an increase of rental deposits from tenants of $314,401, offset by a net loss of $1,143,193, an increase in accounts receivables of $1,168,917 and a decrease in income tax payable of $67,515.

We anticipate cash from our oilseeds operating activities to stabilize in the future as our operations mature. We expect rental income from our real estate operations to increase as we increase the occupancy rates of our commercial buildings, which will be offset by the increased expenses associated with developing our residential projects. We expect to continue to rely on cash generated through debt financing, however, to finance our operations and future acquisitions.

Net Cash (Used in) Provided by Investing Activities.

For the nine months ended July 31, 2015, net cash used in investing activities was $316,194, which was primarily attributable the purchase of marketable securities of $276,588, plantation development costs of $23,108 and purchase of property, plant and equipment of $16,498.

For the nine months ended July 31, 2014, net cash provided by investing activities was $6,200,218, which was primarily attributable to proceeds from the sale of the equity interests in PGCG Assets of $6,226,553, offset by the purchase of property, plant and equipment of $31,870.

Net Cash Provided by (Used in) Financing Activities.

For the nine months ended July 31, 2015, net cash provided by financing activities was $1,268,943, consisting primarily of a revolving line of credit of $4,162,735, offset by an increase in time deposits made by the Company of $1,942,610 and repayments to Weng Kung Wong, our Chief Executive Officer and director, of $711,247. We also refinanced a bank which is reflected by the repayment of $11,166,073 in bank loans and offset by a new bank loan in the amount of $10,928,012.

For the nine months ended July 31, 2014, net cash used in financing activities was $2,844,229, consisting primarily of repayments to Weng Kung Wong, our Chief Executive Officer and director, of $2,524,256, repayments of $307,577 on outstanding bank loans, repayment to a related party of $10,316 and repayments on a finance lease of $2,080. Advances by Mr. Wong previously made to us were made on an interest-free, unsecured basis and are not expected to be repaid in the next twelve months.

Off-Balance Sheet Arrangements

We have no outstanding off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. We do not engage in trading activities involving non-exchange traded contracts.

Contractual Obligations and Commercial Commitments

We had the following contractual obligations and commercial commitments as of July 31, 2015:

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Amounts due to related parties	2,849,847	180,287	2,669,560	–	–
Commercial commitments
Bank loan repayment	12,429,555	874,341	1,936,701	2,217,269	7,401,244
Revolving line of credit	3,926,702	3,926,702	–	–	–
Finance lease obligation	6,475	2,357	4,118	–	–
Total obligations	19,212,579	4,983,687	4,610,379	2,217,269	7,401,244

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

Accounts receivable are recorded at the invoiced amount and do not bear interest. We extend unsecured credit to our customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and determined based on managements’ assessment of known requirements, aging of receivables, payment history, the customer’s current credit worthiness and the economic environment. We will consider the allowance for doubtful accounts for any estimated losses resulting from the inability of our customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. We do not have any off-balance-sheet credit exposure related to its customers. No allowance for doubtful debts was considered necessary at July 31, 2015 and October 31, 2014.

•	Available-for-sale equity securities

Available-for-sale equity securities are reported at fair value using the market approach based on the quoted prices in active markets at the reporting date. We classify the valuation techniques that use these inputs as Level 1 of fair value measurements. During the three and nine months ended July 31, 2015, we invested in equity securities listed on Bursa Malaysia with a total of $276,588. The unrealized loss representing the change in fair value of $25,853 was recorded as an addition to accumulated other comprehensive income in our consolidated balance sheets.

•	Deferred development costs

Deferred development costs consist of replanting costs of durian such as soil amendments, cultivation, fertilization and purchase costs of sapling. Costs related to durian development projects at our plantation land, are capitalized during the sapling, developing and planting durian fruit bunches and until the harvests are substantially available for commercial sale, and deferred development costs will then commence to be amortized as components of plantation costs and expenses.

•	Property, plant and equipment

Property and plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational:

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

Long-lived assets primarily include freehold plantation land, leasehold land held for development, freehold land and land improvement for rental purpose and building structure and improvements. In accordance with the provision of ASC Topic 360, “ Impairment or Disposal of Long-Lived Assets ”, we generally conduct our annual impairment evaluation to its long-lived assets, usually in the fourth quarter of each year, or more frequently if indicators of impairment exist, such as a significant sustained change in the business climate. The recoverability of long-lived assets is measured at the reporting unit level. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There has been no impairment charge for the periods presented.

We have separately identified the portion of freehold land and building structure, in which freehold land is not subject to amortization and buildings are to be amortized over 33 years on a straight-line method, based on applicable local laws and practice.

Policy for Capitalizing Development Cost

The cost of buildings and improvements includes the purchase price of property, legal fees and other acquisition costs. Costs directly related to planning, developing, initial leasing and constructing a property are capitalized and classified as Real Estate in the consolidated balance sheets. Capitalized development costs include interest, and other direct project costs incurred during the period of development. As of July 31, 2015, there was no such capitalized interest.

A variety of costs are incurred in the acquisition, development and leasing of properties. After determination is made to capitalize a cost, it is allocated to the specific component of a project that is benefited. Determination of when a development project is substantially complete and capitalization must cease involves a degree of judgment. We adopt the capitalization policy on development properties, which is guided by ASC Topic 835-20 “Interest – Capitalization of Interest” and ASC Topic 970 “Real Estate - General”. The costs of land and buildings under development include specifically identifiable costs. The capitalized costs include pre-construction costs essential to the development of the property, development costs, construction costs, interest costs, salaries and related costs and other costs incurred during the period of development. We consider a construction project as substantially completed and held available for occupancy upon the receipt of certificates of occupancy, but no later than one year from cessation of major construction activity. We cease capitalization on the portion (1) substantially completed and (2) occupied or held available for occupancy, and we capitalize only those costs associated with the portion under construction.

We capitalize leasing costs which include commissions paid to outside brokers, legal costs incurred to negotiate and document a lease agreement and any internal costs that may be applicable. We allocate these costs to individual tenant leases and amortizes them over the related lease term.

•	Revenue recognition

We recognize our revenue in accordance with ASC Topic 605, “Revenue Recognition”, upon the delivery of its plantation products when: (1) title and risk of loss are transferred; (2) persuasive evidence of an arrangement exists; (3) there are no continuing obligations to the customer; and (4) the collection of related accounts receivable is probable. Our sale arrangements do not contain general rights of return.

(a) Plantation sales

Revenue from the sale of palm oilseed is recognized upon confirmation of the weight of fresh fruit bunches and shipment to the customer, when there is persuasive evidence of an arrangement, delivery has occurred and risk of loss has passed, the sales price is fixed or determinable at the date of sale, and collectability is reasonably assured.

(b) Rental income

We generally lease the units under operating leases with terms of two years or less. For the nine months ended July 31, 2015 and 2014, we have recorded $1,405,883 and $1,485,341 in lease revenue, based upon its annual rental over the life of the lease under operating lease, using the straight-line method in accordance with ASC Topic 970-605, “Real Estate – General – Revenue Recognition” (“ASC Topic 970-605”).

We lease store location and office spaces to the tenants under operating lease arrangements. We receive rental income from the real estates we own for a stated period of times. Rental income is recognized over the life of the operating lease agreement as it is earned in the period under ASC Topic 970-605. The typical leases contain initial terms of one to two years with renewal options and do not contain escalating rent amounts. Under the lease agreement of Menara CMY, the initial term of lease is one year. Provided that there are no existing breaches by the tenant, an irrecoverable annual renewal option is granted for up to twenty-nine years, with a maximum aggregate term of thirty years. Six-months’ rent-free period under the operating lease agreement is treated as long-term rent concession, which is being amortized as an offset to revenues collected over the term of the underlying lease of 30 years on a straight-line basis. The balance of unamortized rent concession is recorded as a portion of accounts receivable.

We also record operating costs directly attributable to the leasing properties, such as real estate taxes, depreciation of the leased properties and property management fees, which are charged to expense when incurred.

•	Cost of revenues

Cost of revenue on plantation sales includes material supplies, subcontracting costs and transportation costs incurred for planting, fertilizing and harvesting the palm oil tree. Shipping and handling costs associated with the distribution of fresh fruit bunches to the customers are also included in cost of revenues.

Costs related to real estate business shown on the accompanying statements of operations include costs associated with land tax, on-site and property management personnel, repairs and maintenance, property insurance, marketing, landscaping and other on-site and related administrative costs. Utility expenses are paid directly by tenants.

•	Comprehensive income

ASC Topic 220, “Comprehensive Income” establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income as defined includes all changes in equity during a period from non-owner sources. Other accumulated comprehensive income, as presented in the accompanying statements of operations and comprehensive loss consists of changes in unrealized gains and losses on foreign currency translation and cumulative net change in the fair value of available-for-sale investments held at the balance sheet date.

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

We conduct major businesses in Malaysia and is subject to tax in its own jurisdiction. As a result of our business activities, we will file separate tax returns that are subject to examination by the local and foreign tax authorities.

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

Our functional currency is the United States Dollars (“US$”) and the accompanying financial statements have been expressed in US$. In addition, we maintain our books and record in a local currency, Malaysian Ringgit (“MYR”), Hong Kong Dollars (“HK$”) and Renminbi Yuan (“RMB”), which is functional currency as being the primary currency of the economic environment in which the entity operates.

In general, for consolidation purposes, assets and liabilities of our subsidiaries whose functional currency is not US$ are translated into US$, in accordance with ASC Topic 830-30, “Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiary are recorded as a separate component of accumulated other comprehensive income.

•	Related parties

Parties, which can be a corporation or individual, are considered to be related if we have the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

•	Segment reporting

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with our internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. During the period ended July 31, 2015, we operate in two reportable operating segments in Malaysia.

•	Fair value of financial instruments

The carrying value of our financial instruments (excluding obligation under finance lease): cash and cash equivalents, time deposits, accounts receivable, deposits and other receivables, revolving line of credit, deferred revenue, income tax payable, amount due to a related party, accrued liabilities and other payables approximate their fair values because of the short-term nature of these financial instruments. The carrying amount of our bank borrowings approximate fair value due to any changes in fair value, after considering discount rate, being immaterial.

Management believes, based on the current market prices or interest rates for similar debt instruments, the fair value of its obligation under finance lease approximates the carrying amount.

We also follow the guidance of the ASC Topic 820-10, “Fair Value Measurements and Disclosures” ("ASC 820-10"), with respect to financial assets and liabilities that are measured at fair value. ASC 820-10 establishes a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value as follows:

Level 1 : Observable inputs such as quoted prices in active markets;

Level 2 : Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3 : Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions

Recent accounting pronouncements

We have reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial condition or the results of our operations.

ITEM 3                   Quantitative and Qualitative Disclosures about Market Risk

Foreign exchange risk

While our reporting currency is the US dollar, almost all of our consolidated revenues and consolidated costs and expenses are denominated in MYR and RMB. All of our assets are denominated in MYR except for some cash and cash equivalents and accounts receivables denominated in RMB. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate among US dollar, MYR and RMB. If the MYR/RMB depreciates against the US dollar, the value of our MYR/RMB revenues, earnings and assets as expressed in our US dollar financial statements will decline. We have not entered into any hedging transactions in an effort to reduce our exposure to foreign exchange risk.

Interest rate risk

Our exposure to interest rate risk , revolving line of credit primarily relates to the interest income generated from excess cash invested in demand deposits, and interest expense generated from bank loans, revolving line of credit and finance lease. We have not used derivative financial instruments in our investment portfolio in order to reduce this risk. We have not been exposed nor do we anticipate being exposed to material risks due to changes in interest rates.

Commodity price risk

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

Market risk related to marketable securities

We are also exposed to the risk of changes in the fair value of financial instruments, caused by fluctuations in equity prices related to marketable securities. Changes in these factors could cause fluctuations in earnings and cash flows.

Economic and political risks

Substantially all of our services are conducted in Malaysia. Our operations are subject to various political, economic, and other risks and uncertainties inherent in Malaysia. Among other risks, our operations are subject to the risks of restrictions on transfer of funds; export duties, quotas, and embargoes; domestic and international customs and tariffs; changing taxation policies; foreign exchange restrictions; and political conditions and governmental regulations in Malaysia.

ITEM 4                   Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15(d)-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures, subject to limitations as noted below, as of July 31, 2015 were effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter ended July 31, 2015, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A                Risk Factors

None.

ITEM 2                   Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3                   Defaults upon Senior Securities

None.

ITEM 4                   Mine Safety Disclosures

Not applicable.

ITEM 5                   Other Information

None.

ITEM 6                   Exhibits

Exhibit No.	Name of Exhibit
2.1	Articles of Exchange (1)
2.2	Share Exchange Agreement, dated December 6, 2010, by and between Home Touch Holding Company, on the one hand, and Union Hub Technology Sdn. Bhn., Wooi Khang Pua and Kok Wai Chai, on the other hand (2)
2.3	Share Exchange Agreement, dated January 26, 2009, by and between Home Touch Holding Company and Home Touch Limited (3)
3.1	Amended and Restated Articles of Incorporation (1)
3.2	Amended and Restated Bylaws (4)
4.1	Form of common stock certificate (1)
10.1	Common Stock Purchase Agreement, dated December 6, 2010, by and among Home Touch Holding Company, Home Touch Limited, Up Pride Investments Limited and Magicsuccess Investments Limited (2)
10.2	Tenancy Agreement, dated August 18, 2014, by and between PGCG Assets Holdings Sdn. Bhd. and Le Apple Boutique Hotel (KLCC) Sdn. Bhd. (5)
10.3	Letter of Appointment dated July 19, 2011, by and between Union Hub Technology Sdn. Bhd. and Weng Kung Wong (6)
10.4	Letter of Appointment dated July 19, 2011, by and between Union Hub Technology Sdn. Bhd. and Liong Tat Teh (6)
10.5	Letter of Appointment dated July 19, 2011, by and between Union Hub Technology Sdn. Bhd. and Sek Fong Wong (6)
10.6	Letter of Offer issued by the Bank of China (Malaysia) Berhad to PGCG Assets Holdings Sdn. Bhd. effective October 31, 2014 (7)

10.7	Offer Letter dated March 26, 2013, issued by RHB Bank Berhad with respect to four banking facilities in the aggregate principal amount of up to RM 3,452,000 (8)
10.8	Offer Letter dated March 26, 2013, issued by RHB Bank Berhad with respect to two banking facilities in the aggregate principal amount of up to RM 1,680,000 (8)
10.9	Offer Letter dated March 26, 2013, issued by RHB Bank Berhad with respect to six banking facilities in the aggregate principal amount of up to RM 4,708,000 (8)
14	Code of Business Conduct and Ethics (9)
21	List of Subsidiaries*
31.1	Certification of Chief Executive Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.*
31.2	Certification of Principal Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
99.1	Charter to Compensation Committee (10)
99.2	Charter to Audit Committee (10)
99.3	Charter to Corporate Governance Committee (10)
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

* Filed herewith.

1) Incorporated by reference from our Quarterly Report on Form 10-Q filed with the Securities and Exchange on February 22, 2011.

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

PRIME GLOBAL CAPITAL GROUP INCORPORATED

	By:	/s/Weng Kung Wong
Weng Kung Wong
Chief Executive Officer

	By:	/s/ Liong Tat Teh
Liong Tat Teh
Date: September 14, 2015		Chief Financial Officer