Form 10-K
period 2015-10-31
PRIME GLOBAL CAPITAL GROUP Inc
filed 2016-01-29
CIK 1462047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Aggregate market value of the voting stock held by non-affiliates of the registrant as of April 30, 2015, based upon the closing sale price reported by the Over-the-Counter Bulletin Board on that date: $27,468,960

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding at January 25, 2016
Common Stock, $.001 par value per share	512,682,393 shares

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

On January 20, 2014, the Company through PGCG Assets sold and issued to an unaffiliated third party 200,000 shares of its Common Stock at a price of RM 100 per share, for aggregate consideration of RM 20,000,000, or approximately $6,084,760. PGCG Assets received net proceeds of approximately RM 20,000,000, or approximately $6,084,760 from the sale of its securities and used the net proceeds for general corporate purposes. As a result of the foregoing transactions, 90% of the issued and outstanding securities of PGCG Assets is owned by UHT and 10% by such unaffiliated third party.  The sale and issuance was made pursuant to the terms of a subscription agreement containing terms and conditions that are normal and customary for a transaction of this type.

On October 31, 2014, the Company through Virtual Setup Sdn. Bhd., its affiliate, sold and issued to Denvoursuisse Sdn. Bhd. 200,000 shares of its Common Stock at a price of RM 10 per share, for aggregate consideration of RM 2,000,000, or approximately $611,731. Virtual Setup received net proceeds of approximately RM 2,000,000, from the sale of its securities and intends to use the net proceeds for general corporate purposes. As a result of the foregoing transactions, 95% of the issued and outstanding securities of VSSB is owned by PGCG Plantation and 5% by such Denvoursuisse Sdn. Bhd., which also owns 10% of the issued and outstanding securities of PGCG Assets. The sale and issuance was made pursuant to the terms of a subscription agreement containing terms and conditions that are normal and customary for a transaction of this type.

Approval to Initiate Uplisting Process

On December 12, 2011, our board of directors approved, authorized and directed our officers to initiate the process for listing shares of the Company’s common stock on one or more U.S. national securities exchanges including the NYSE Amex Equities Exchange. We have elected to indefinitely delay uplisting efforts to focus on implementing our business plan.

Current Business Operations

Current Corporate Structure

A chart of our current corporate structure is set forth below:

* Denvoursuisse Sdn. Bhd., an unaffiliated third party, owns 10% of PGCG Assets and 5% of VSSB.

During fiscal year 2015, we operated two business segments: (i) our oil palm and durian plantation business; and (ii) our real estate business. In the fourth quarter of fiscal 2014, we discontinued our castor seeds business. In December 2014 we discontinued our software business. As a result, we no longer conduct business operations in China, and Power Green Investments Limited and Max Trend International Limited, the entities through which we operated our business in China, are currently dormant. We de-registered Shenzhen Max Trend Green Energy Co. Ltd in August 2015.

During the last two fiscal years, each of our business segments accounted for the amount and percentage of net revenue set forth below:

	October 31, 2015		October 31, 2014
	Net Revenue	% of Net Revenue	Net Revenue	% of Net Revenue
Plantation	156,642	8.2%	286,931	12.5%
Real Estate	1,763,101	91.8%	2,020,682	87.5%

Our cash and net assets are located in Malaysia and the PRC. As of October 31, 2015, the amount of cash and net assets located in Malaysia was $762,199 and $28,976,247.

As of October 31, 2015, the amount of cash and net assets held by our PRC subsidiary was $74,595 and $74,595, respectively, of which approximately $67,000 is free of restriction and $7,595 is restricted. The amount of cash and net assets located outside of PRC as of October 31, 2015 was $762,199 and $28,562,067, respectively. To date, we have not yet transferred any cash out of the PRC. Our PRC subsidiary was de-registered in August 2015, and we expect to withdraw our cash from the PRC in the near future.

Additional information regarding the countries from which our revenues are derived and the location of our cash and net assets are provided in Note 15(b) and Note 3, respectively, to our financial statements.

Our software business was operated through UHT. Our oilseeds and durian business is operated through Virtual Setup Sdn. Bhd., or VSSB, and our castor seed business was operated through Shenzhen Max Trend Green Energy Co. Ltd., or Max Trend WFOE. We discontinued our software business in December 2014 and our castor seeds business in the fourth quarter of fiscal 2014. As a result, we no longer conduct business operations in China, and Power Green Investments Limited and Max Trend International Limited and Shenzhen Max Trend Green Energy Co. Ltd., the entities through which we operated our business in China, are currently dormant. Shenzhen Max Trend Green Energy Co. Ltd. was de-registered in August 2015.

Our real estate business is operated through PGCG Assets Holdings Sdn. Bhd., or PGCG Assets, and Dunford Corporation Sdn. Bhd.

Our initial business plan launched in July 2010 broadly contemplated the development, distribution and operation of mobile and online social networking, ecommerce and search products and services. However, as a result of the challenges we experienced in implementing our m-commerce business plan, we entered the oilseeds and real estate businesses in 2012 and discontinued our software and consumer goods distribution businesses. Since the commencement of our business segments, we (through our subsidiaries):

•	Acquired a oil palm plantation in Malaysia which is operated through VSSB;

•	Acquired 21.8921 hectares (54.10 acres) of vacant development land located in Selangor, Malaysia, which is subject to a 99-year leasehold, expiring July 30, 2100;

•	Acquired Dunford Corporation Sdn. Bhd., or Dunford, whose primary assets consist of two parcels of undeveloped land located in Selangor, Malaysia aggregating approximately 31 acres;

•	Acquired a 15 story commercial building located at Geran 10010, Lot 238 Section 43, Town and District of Kuala Lumpur, Wilayah Persekutuan, Kuala Lumpur, Malaysia; and

•	Acquired a 12 story commercial building located at Megan Avenue 1, No. 189, Jalan Tun Razak, 50400 Kuala Lumpur, Malaysia.

Description of Our Plantation Business

Oil Palm Cultivation

Oil palm is an edible vegetable oil obtained by crushing the fruit of the oil palm tree, commonly referred to as fresh fruit bunches. Palm oil is one of seventeen major oils traded in the global edible oils and fats market and has broad commercial and industrial uses. According to Oil World 2013, palm oil accounted for approximately 32%, or approximately 59,648,000 tons, of the world’s annual consumption of 186.4 million tons of the 17 primary edible oils and fats in 2012. According to a study by Grand View Research, Inc., global palm oil market demand was 74.01 million tons in 2014 and is expected to reach 128.2 million tons by 2022.

Crude palm oil (CPO) is extracted through a process of sterilizing and pressing of the oil palm tree’s fresh fruit bunches (FFB). Each FFB can contain over a thousand individual fruits. During the extraction process, seeds are separated from the fruit, and upon cracking the seed’s shell, the kernel inside is separated for further processing to yield palm kernel oil (PKO). Derivatives of CPO and PKO are used throughout the world for many food and non-food applications including cooking oil, margarine, ice cream, non dairy creamer, soaps, detergents, animal feed, cosmetics and industrial lubricants.

Oil palm oil is one of the few perennial crops that is harvested all year round. Oil palm oil trees require constant rain throughout the year and are limited to tropical environments located in the ten-degree belt around the equator such as South East Asia, West Africa and South America. The largest producers of palm oil are Malaysia and Indonesia, which account for approximately 85 percent of annual global palm oil production.

The commercial life span of a oil palm tree is estimated to be up to 25 years. Palm oil is recognized as being significantly more productive due to its high oil yield per hectare compared to other edible oil sources, such as soybeans and rapeseed. Oil palm, due to its high edible oil productivity per hectare, is one of the world’s most efficient crops for the production of edible oils, which is an important component of the human food supply. Oil palm can yield up to ten to fifteen times more edible oil per hectare than the leading alternatives such as soya, rapeseed, canola or corn.

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

Outsourcing of Management and Operation of Oil Palm Plantation

We cultivate FFBs on our 643 acre oil palm plantation and distribute them to third party oilseed processors located in Malaysia that extract, refine and resell palm oil. The byproducts of the refinery process are sold to other manufacturers further downstream to produce various derivative products.

Prior to September 21, 2015, we through our subsidiary VSSB directly managed and operated our oil palm plantation. Due to challenges associated with labor shortages and labor management, our Board of Directors approved contracting out the management and operation of our oil palm plantation to BJ Bentong Trading, or BJ, effective September 21, 2015, in accordance with the terms and conditions of an Agreement for Rental of Oil Palm Land, or the Oil Palm Tenancy Agreement. Pursuant to the Oil Palm Tenancy Agreement, BJ is entitled to manage the plantation, harvest and sell oil palm fresh fruit bunches and receive all proceeds related thereto for an aggregate rental fee of One Million and Fifty Thousand Malaysian Ringgits (RM 1,050,000). BJ is obligated to manage the plantation in compliance with certain restrictions set forth in the Oil Palm Tenancy Agreement. The Oil Palm Tenancy Agreement expires March 20, 2018. BJ has the option of extending the term by a period of six (6) months at a mutually acceptable rental rate. We, through our subsidiary, are entitled to terminate the Oil Palm Tenancy Agreement if BJ fails to rectify unsatisfactory or incomplete work on the plantation.

We expect that as a result of the Oil Palm Tenancy Agreement, its plantation revenue for 2016 will experience a decrease of approximately 29% as compared to 2015 plantation revenue and the cost of revenue associated with its plantation operations will also decrease. The Board expects to monitor its plantation operations in the near future to determine whether the Company will resume direct operations, continue such contracting arrangement or sell the oil palm plantation.

The foregoing description of the Oil Palm Tenancy Agreement is qualified in its entirety by reference to the Tenancy Agreement, which is filed as Exhibit 10.10 to this Annual Report and incorporated herein by reference.

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

Our Durian Orchard

We commenced planting premium durian, of the “Musang King” variety, in the first quarter of 2014. As of the date of this report, we have replanted 130 acres of our oil palm with premium durian trees. We hope to plant 35 trees per acre and anticipate an average production of 50 grade A fruits per tree for each of the two growing seasons per year.

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

Real Estate Market Conditions in Malaysia

According to local news sources in Malaysia, Malaysia’s property market has softened considerably in 2015 due to cooling measures implemented by its government including stricter and more stringent loan requirements. According to a report published by Malaysia’s Real Estate and Housing Developers Association (REHDA), loan rejection rates have been reported to be as high as 70%, negatively impacting the country’s property market. A Goods and Services Tax (GST) was implemented across the board on April 1, 2015, and property transactions in the first quarter of the year fell by 4.6%, from 92,900 for the same period in 2014. New property prices are estimated to have increased by 3.97% due to higher material costs. While Malaysia’s property market has achieved relative stability compared with the bull run of recent years, it is perceived that this is largely due to the economic situation in the country and not due to the implementation of GST. Domestic buyers are increasingly unable to enter the property market at affordable levels which has resulted in market stagnation in certain regions of Malaysia. The Ringgit Malaysia fell at a 16-year low has caused the property investment market to subdue due to market uncertainties. We believe that China’s stock market downturn, Greek crisis, rising cost of living and the Malaysian political debacle have had a collective negative effect on sentiment and people are cautious. We believe that the decline in property market is a continuous effect carried over from 2014 and attributable to measures by Malaysia’s government to curb market speculation, including increased real property gain tax, addition of consumption tax to property transactions, restriction on foreign ownership on property, increased approval requirements for developers seeking to make bulk sales in excess of four units, and continued introduction of stricter lending measures.

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

Our Commercial Real Estate Holdings

We generate rental income from our 12 story and 15 story commercial properties and anticipate generating income from the sale of developed properties. As of October 31 2015, 5 of the 12 stories of our 12 story building have been leased to tenants at market rates. We terminated prior discussions to lease six stories of our building to an intended college and have elected to commence leasing the remaining five stories on the open market. We expect to generate approximately $140,000 of gross rental income on an annualized basis from our 12 story building based upon full occupancy of our 12 story building at prevailing market rates. The remaining two stories are occupied by us and serve as our corporate headquarters.

In August 18, 2014, PGCG Assets entered into a rental agreement (the “Rental Agreement”) with Le Apple Boutique Hotel (KLCC) Sdn. Bhd. formerly known as Esquire Bayview Sdn. Bhd. (“Le Apple”), pursuant to which Le Apple agreed to lease the entirety of our 15 story commercial building located at No. 160, Jalan Ampang, 50450 Kuala Lumpur, Malaysia to operate a boutique hotel. The Rental Agreement is retroactively effective as of December 1, 2013, and supersedes the prior lease agreement between us and Esquire Bayview Sdn. Bhd. (now Le Apple) dated December 18, 2013, with respect to the same premises.

The Rental Agreement operates on thirty sequential renewable one year terms, with the current term expiring November 30, 2016. Provided that there are no existing breaches by Le Apple, we will be required to renew the lease for additional one-year terms up to twenty nine times, for a maximum aggregate term of thirty years. The initial monthly rental rate is RM550,000 (approximately US$128,026) and is increased every three years by 5% to 10% or to the then prevailing market rate, whichever is lower.

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

If the business of our tenant is adversely affected, we will be required to seek replacement tenants. There can be no assurance that the business of our tenant will continue for the term of the lease or that we will be able to find a replacement tenant if our tenant is no longer able to meet its lease obligations. If we are unable to lease out the building, our operating results may be materially and adversely affected. We expect demand for commercial property to remain steady and positive for 2016. As a result, we do not anticipate significant challenges in leasing out our 12 story and 15 story commercial buildings.

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

On June 10, 2015, we received approval to develop the Land located in Puncak Alam. Due to challenges in the current Malaysian real property market, in November 2015, we submitted a request to convert some our planned semi-detached and bungalow home parcels into smaller cluster semi-detached homes to improve the marketability of the development. We expect the approval of the layout revision to be granted in the first quarter of calendar 2016. We are in the process of preparing the building plans and conversion of land use for which we expect to receive approvals by third quarter of calendar 2016. We hope to commence construction in the fourth quarter of calendar 2016 and complete construction by the end of calendar 2021. We hope to commence sales activities in the third calendar quarter of 2016.

If completed, we expect our Shah Alam 2 Eco Residential Development project to comprise of the following:

Types of property	Total Block(s)	Floor(s)/ Units per floor / Land size	Total Unit(s)	Planned Built-up area (sq. ft.)
2-Storey Boulevard Shop offices		22ft x 75ft / 22ft x 78ft / 20ft x 70ft	86	2,500 to 2,900
Stratified Affordable Shops		20ft x 35ft	18	700

High Rise Apartments	2	11 floor X 12 units
Type A			21	1,200
Type B			21	1,100
Type C			125	1,000
Type D			83	800

Affordable Apartments (Type B)	1		172	750
Affordable Apartments (Type C)	1		173	900

Landed Homes :-
2 ½ - Storey Superlink Homes	-	22ft x 75ft	119	2,500
2 - Storey Link Homes	-	20ft x 70ft	30	1,600
2 - Storey Cluster Semi-Detached Homes	-	30ft x 60ft	136	1,800
2- Storey Cluster Semi-Detached Homes	-	30ft x 55ft	16	1,650
2- Storey Semi-Detached Homes	-	40ft x 65ft	24	1,900
2 - Storey Bungalow Homes	-	80ft – 90ft x 60ft	6	2,600

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

Types of property	Total Block(s)	Floor(s)/ Units per floor / Land size	Total Unit(s)	Planned Built-up area (sq. ft.)
2 ½ - Storey Superlink Homes		30ft x 80ft	77	3,500 sq.ft.
Condominiums	4	-	508	1,000 sq.ft. 1,100 sq.ft. 1,200 sq.ft. 1,300 sq.ft.
Low-Cost Apartments	1	-	234	700 sq.ft.
Low-Medium Cost Apartments	1	-	130	750 sq.ft. 900 sq.ft.
Medium-Cost Apartments	1	-	226	1,000 sq.ft.

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

As of October 31, 2015, we had cash and cash equivalents of $836,794. We believe that we will require approximately $3.5 million to obtain the necessary permits and $3.6 million to commence the first of six phases of construction. We believe that we will require approximately $15 million in the aggregate to market, promote and complete construction of our Shah Alam 2 Eco Residential Development Project. We hope to finance the $15 million through a combination of loans, funds from ongoing building sales and operating capital.

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

Major Customers

We generated net revenues of $1,919,743 during the fiscal year ended October 31, 2015. Our real estate business accounted for approximately 92% of our net revenue in Malaysia. We are not a party to any long-term agreements with our customers.

During the fiscal year ended October 31, 2015, the following customer accounted for 10% or more of our total net revenues:

Customer	Business Segment	Amount of Net Revenues	Percentage of Total Net Revenues
Le Apple Boutique Hotel (KLCC) Sdn. Bhd.	Real estate	$1,729,560	90%

During the fiscal year ended October 31, 2014, the following two customers accounted for 10% or more of our total net revenues:

Customer	Business Segment	Amount of Net Revenues	Percentage of Total Net Revenues
Le Apple Boutique Hotel (KLCC) Sdn. Bhd.	Real estate	$1,833,316	79%
Lim Joo Soon Enterprise	Plantation	286,931	13%

All of our customers are located in Malaysia.

Key Vendors

All of our key vendors are located in Malaysia. We are not parties to long-term agreements with our major vendors. In light of the discontinuation of our software and consumer goods business segments, we do not expect to engage the services of software vendors in the future. We do not anticipate difficulties in locating alternative developers and other vendors as needed.

During the fiscal year ended October 31, 2015, the following vendors accounted for 10% or more of our purchases:

Vendor	Business Segment	Amount of Purchase	Percentage of Purchases
Supri Yono	Plantation	$17,995	21%
Lim Joo Soon Enterprise	Plantation	45,794	55%

During the fiscal year ended October 31, 2014, the following vendors accounted for 10% or more of our purchases:

Vendor	Business Segment	Amount of Purchase	Percentage of Purchases
Sun Shine Fertiliser Enterprise	Plantation	$37,709	22%
Lim Joo Soon Enterprise	Plantation	53,717	32%

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

Oilseeds

Our oilseeds business is subject to many additional laws addressing land, environmental, labor, wildlife and crop cultivation matters. By way of example, we are subject to the Land Acquisition Act of 1960, which specifies the conditions under which the Malaysian government may acquire by eminent domain private land (including our oil palm plantation) to pursue its social policies. We are also subject to various environmental laws including the Environmental Quality (Prescribed Activities) (Environmental Impact Assessment) Order 1987 which governs land clearing, air emissions, waste water discharges and other similar matters, the Workers’ Minimum Standard of Housing & Amenities Act 1990 which requires us to provide our plantation workers with reasonable housing and amenities, water, electricity and addresses other sanitation related matters, other labor laws governing minimum wages, wage increases and occupational health and safety, the Pesticides Act 1974 (Pesticides Registration) Rules 1988, Pesticides (Licensing for sale and storage) Rules 1988 and Pesticides (Labeling) Regulations 1984 which govern the registration, use, labeling and storage of pesticides and the Protection of Wildlife Act 1972 which governs the capture and destruction of certain protected wildlife.

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

Employees

As of January 25, 2016, we had 13 employees in Malaysia, all of which are full-time. Our employees are in the following principal areas:

Administrative / Finance – 6
Management– 4
Plantation operations – 3

All of our employees are located in Malaysia. None of our employees are members of a trade union. We believe that we maintain good relationships with our employees, and have not experienced any strikes or shutdowns and have not been involved in any labor disputes.

We are required to make contributions under a defined contribution pension plan for all of our eligible employees in Malaysia. We are required to contribute a specified percentage of the participants’ relevant income based on their ages and wages level. The total contributions made were $41,928 and $56,753, for the years ended October 31, 2015, and 2014, respectively.

Corporation Information

Our principal executive offices are located at E-5-2, Megan Avenue 1, Block E, Jalan Tun Razak, 50400 Kuala Lumpur, Malaysia, telephone at +603 2162 0773, facsimile at +603 2161 0770. Our website is located at http://www.pgcg.cc. Copies of our annual report on Form 10-K, quarterly reports on Form 10-Q and amendments to those reports filed or furnished pursuant to the Exchange Act are available on our website. You may request copies of such filings free of charge by writing to our corporate offices.

ITEM 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 1B. Unresolved Staff Comments.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. Properties.

We own the following properties:

Property	Location	Business Segment
Vacant land (54.1 acres) for development (1)	Selangor, Malaysia	Real Estate
Vacant land (31 acres) for development	Selangor, Malaysia	Real Estate
15 Story Commercial Building	Kuala Lumpur, Malaysia	Real Estate
12 Story Commercial Building	Kuala Lumpur, Malaysia	Real Estate
Oil palm and Durian Plantation (643 acres)	Pahang, Malaysia	Plantation

(1)	The land is subject to a 99-year leasehold, expiring July 30, 2100.

Our principal executive offices are located at E-5-2, Megan Avenue 1, Block E, Jalan Tun Razak, 50400 Kuala Lumpur, Malaysia, which is the above referenced 12 story commercial building. We believe that our current facilities are adequate for our current needs. We believe that suitable additional space will be available on commercially reasonable terms as needed to accommodate our operations.

15 Story Bank Loan

Effective October 31, 2014, PGCG Assets accepted the Letter of Offer from the Bank of China (Malaysia) Berhad for a credit facility (the “Loan”) consisting of a revolving line of credit, or the RC, in the amount of RM15,000,000 (approximately $3,491,620) and a term loan, or the TL, in the amount of RM40,000,000 (approximately $9,310,987), for an aggregate of RM55,000,000 (approximately $12,802,607). The Loan was used to pay off our existing loan with Hong Leong Bank Berhad on our 15 story commercial building located at No. 160, Menara CMY, Jalan Ampang, 50450 Kuala Lumpur, Malaysia and to provide working capital for PGCG Assets. The Loan is secured by the 15-story commercial office building “Menara CMY” in Kuala Lumpur, Malaysia, deed of assignment of rental proceeds over the rights and interest to the rental of the 15-story commercial office building and is personally guaranteed by Weng Kung Wong, our Chief Executive Officer and Director, and also guaranteed by Union Hub Technology Sdn. Bhd., our wholly owned subsidiary (“UHT”). The loan is also secured by a debenture incorporating fixed and floating charge for RM55 million plus interest thereon over the assets of PGCG Assets.

Outstanding principal amounts due under the TL accrue interest at a rate of 1.00% per annum above the Base Lending Rate, which is currently 6.85% per annum. The TL is repayable in monthly installments of RM476,898 (including interest) over a period of 120 months or until full settlement and will mature in 2024. As of October 31, 2015, $8.7 million was outstanding under the TL.

As of October 31, 2015, $3.5 million was outstanding under the RC. Outstanding principal amounts due under the RC accrue interest at a rate of 1.50% per annum above the bank’s cost of fund applicable at such time. At the end of each calendar quarter, outstanding amounts due under the RC shall be repaid in full or, subject to the lender’s consent and the satisfaction of certain additional requirements, rolled over to the next quarter at the end of each calendar quarter.

As a condition of the Loan, PGCG Assets was required to increase its paid up capital account to RM50,000,000. Accordingly, PGCG Assets made a Bonus Issue of an additional 48,000,000 shares of its common stock on a pro rata basis to its shareholders in proportion to the number of shares held by such shareholders, by way of capitalizing its Capital Surplus.

12 Story Bank Loan

In May 2013, PGCG Assets obtained a loan in the aggregate amount of RM9,840,000 (approximately $2,290,503) from RHB Bank Berhad, a financial institution in Malaysia to finance the acquisition of a twelve story office building property, which bears interest at a rate of 1.90% per annum below the lending rate, with an monthly instalment of RM57,045 (including interest), variable rate quoted by the bank, with 288 monthly installments over a period of 24 years and will mature in 2037. The loan is secured by the 12-story commercial office building “Megan Avenue” in Kuala Lumpur, Malaysia and is personally guaranteed by our director and Chief Executive Officer, Weng Kung Wong, the director of UHT, our subsidiary, Kok Wai Chai and UHT.

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

	Price Range
	High	Low
Fiscal 2015
First quarter	$0.50	$0.05
Second quarter	$0.06	$0.06
Third quarter	$0.06	$0.06
Fourth quarter	$1.01	$0.01

Fiscal 2014
First quarter	$0.75	$0.75
Second quarter	$0.75	$0.75
Third quarter	$0.51	$0.51
Fourth quarter	$0.51	$0.50

Our common stock is quoted on the Over the Counter Bulletin Board under the symbol PGCG. As of January 20, 2016, the closing price of our securities was $0.12.

(b)  Approximate Number of Holders of Common Stock

As of January 25, 2016, there were approximately 2338 shareholders of record of our common stock. Such number does not include any shareholders holding shares in nominee or “street name”.

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

(e)  Recent Sales of Unregistered Securities

The information set forth below describes our issuance of securities without registration under the Securities Act of 1933, as amended, during the year ended October 31, 2015, that were not previously disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K: None.

ITEM 6.  Selected Financial Data.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This discussion summarizes the significant factors affecting the operating results, financial condition, liquidity and cash flows of the Company and its subsidiaries for the fiscal years ended October 31, 2015, and 2014. The discussion and analysis that follow should be read together with the section entitled “Forward Looking Statements” and our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this annual report on Form 10-K.

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

Currency and exchange rate

Unless otherwise noted, all currency figures quoted as “U.S. dollars”, “dollars” or “$” refer to the legal currency of the United States. References to “MYR” or “RM” are to the Malaysian Ringgit, the legal currency of Malaysia. Throughout this report, assets and liabilities of the Company’s subsidiaries are translated into U.S. dollars using the exchange rate on the balance sheet date. Revenue and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income within the statement of stockholders’ equity.

Overview

During fiscal year 2015, we operated two business segments: (i) our oilseeds and durian plantation business; and (ii) our real estate business. In the fourth quarter of fiscal 2014, we discontinued our castor seeds business. In December 2014, we discontinued our software business. As a result, we no longer conduct business operations in China, and Power Green Investments Limited and Max Trend International Limited, the entities through which we operated our business in China, are currently dormant. The de-registration of Shenzhen Max Trend Green Energy Co. Ltd was approved by the PRC tax office in April 2015 and by PRC State Administration of Industry and Commerce in August 2015.

Summarized financial information regarding each revenue generating segment for fiscal year ended October 31, 2015, is as follows:

	Year ended October 31, 2015
	Plantation Business	Real Estate Business	Corporate	Total
Revenues, net	$156,642	$1,791,691	$–	$1,948,333
Less: inter-company revenues	–	(28,590)	–	(28,590)
Revenues from external customers	156,642	1,763,101	–	1,919,743
Cost of revenues	(83,728)	(656,139)	–	(739,867)
Gross profit	72,914	1,106,962	–	1,179,876
Depreciation	19,033	550,051	21,673	590,757
Net income (loss)	33,901	(809,267)	(818,068)	(1,593,434)
Total assets	5,850,588	40,772,138	463,857	47,086,583
Expenditure for long-lived assets	$16,110	$301,354	$1,181	$318,645

Our oilseeds and durian plantation business is operated through Virtual Setup Sdn. Bhd., or VSSB, and our discontinued castor seed business was previously operated through Shenzhen Max Trend Green Energy Co. Ltd., or Max Trend WFOE.

Our real estate business is primarily operated through PGCG Assets Holdings Sdn. Bhd., or PGCG Assets, and Dunford Corporation Sdn Bhd.

Our initial business plan launched in July 2010 broadly contemplated the development, distribution and operation of mobile and online social networking, ecommerce and search products and services. However, as a result of the challenges we experienced in implementing our m-commerce business plan, we entered the oilseeds and real estate businesses in 2012 and discontinued our software and consumer goods distribution businesses. Since the commencement of our business segments, we (through our subsidiaries):

•	Acquired a palm oil plantation in Malaysia which is operated through VSSB (July 8, 2011);

•	Acquired 21.8921 hectares (54.10 acres) of vacant development land located in Selangor, Malaysia, which is subject to a 99-year leasehold, expiring July 30, 2100 (March 30, 2012);

•	Acquired Dunford Corporation Sdn. Bhd., or Dunford, whose primary assets consist of two parcels of undeveloped land located in Selangor, Malaysia aggregating approximately 31 acres (April 18, 2012);

•	Acquired a 15 story commercial building located at Geran 10010, Lot 238 Section 43, Town and District of Kuala Lumpur, Wilayah Persekutuan, Kuala Lumpur, Malaysia (August 2, 2012); and

•	Acquired a 12 story commercial building located at Megan Avenue 1, No. 189, Jalan Tun Razak, 50400 Kuala Lumpur, Malaysia (August 14, 2012).

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

Management is focused on the maintenance and operation of its oil palm plantation in Malaysia. Management believes that the value of its oil palm plantation has increased since its acquisition, and while it has not pursued any discussions or received any formal offers regarding the sale of its plantation, it may consider selling sales offers in the future if a sale would maximize return to its investors. Due to challenges associated with labor shortages and labor management, we contracted out the management and operation of our oil palm plantation to BJ Bentong Trading effective from September 21, 2015 to March 20, 2018.

We commenced planting premium durian, of the “Musang King” variety, in the first quarter of calendar year 2014. As of the date of this report, we have replanted 130 acres of our oil palm with premium durian trees. We hope to plant 35 trees per acre and anticipate an average production of 50 grade A fruits per tree for each of the two growing seasons per year.

Premium durian trees require approximately 5 years to mature and produce grade A fruits. Accordingly, we do not expect revenue from our durian orchard until calendar year 2019, the earliest. At this time, we do not expect our durian orchard to exceed 130 acres in the near future.

Challenges From Our Real Estate Operations

Commercial Buildings

We generate rental income from our 12 story and 15 story commercial properties and anticipate generating income from the sale of developed properties. As of October 31 2015, 5 of the 12 stories of our 12 story building have been leased to tenants at market rates. We terminated prior discussions to lease six stories of our building to an intended college and have elected to commence leasing the remaining five stories on the open market.. Two stories are occupied by us and serve as our corporate headquarters.

Our 15 story building is fully leased to Le Apple which operates a boutique hotel on the premises. The Rental Agreement has an initial term of one (1) year commencing December 1, 2013 and expiring November 30, 2014. Provided that there are no existing breaches by Le Apple, we will be required to renew the lease for additional one-year terms up to twenty nine years, for a maximum aggregate term of thirty years. The initial monthly rental rate is RM550,000 (approximately US$146,573) and is increased every three years by 5% to 10% or to the then prevailing market rate, whichever is lower.

Residential Property Development

On June 10, 2015, we received approval to develop our leasehold land located in Puncak Alam. Due to challenges in the current Malaysian real property market, in November 2015, we submitted a request to convert some our planned semi-detached and bungalow home parcels into smaller cluster semi-detached homes to improve the marketability of the development. We expect the approval of the layout revision to be granted in the first quarter of calendar 2016. We are in the process of preparing the building plans and conversion of land use for which we expect to receive approvals by third quarter of calendar 2016. We hope to commence construction in the fourth quarter of calendar 2016 and complete construction by the end of calendar 2021. We hope to commence sales activities in the third calendar quarter of calendar 2016.

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

We do not intend to commence development of our Bandar Sungai Long High Grade Villas Community project until we have successfully sold Phase 2 of the Shah Alam 2 Eco Residential Development project. If we are not able to successfully develop, market and sell our Shah Alam 2 Eco Residential Development project, we may not be able to complete all or any portion of our Bandar Sungai Long High Grade Villas Community project. Any failure to develop, market and sell our Shah Alam 2 Eco Residential Development Project would materially and adversely affect our business plan, results of operations and financial condition.

We believe that the outlook for residential properties will remain positive for fiscal 2016 based upon Malaysia’s stable employment outlook, growth in household income, formation of new households, and increased demand for affordable residential property from first time home buyers. In addition to our specific challenge arising for the development order freeze imposed by the Selangor government, developers such as us are facing challenges of inconsistent supply and high cost of labor, increased costs of building materials (such as cement and steel bars) and general increased costs of doing business. Our market is also sensitive to changes in lending rates and lending requirements as many homebuyers rely on financing to make purchases. As a result, government or bank policies that result in increased interest rates and or stricter lending requirements may adversely affect the sales of our developed properties.

Approval to Initiate Uplisting Process

On December 12, 2011, our board of directors approved, authorized and directed our officers to initiate the process for listing shares of the Company’s common stock on one or more U.S. national securities exchanges including the NYSE Amex Equities Exchange. We have elected to indefinitely delay uplisting efforts to focus on implementing our business plan.

Results of Operations

As of October 31, 2015, we suffered from continuous operating loss from prior years and working capital deficit of $3,044,274. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The continuation of the Company as a going concern through October 31, 2015 is dependent upon improving the profitability and the continuing financial support from its stockholders. Management believes the existing shareholders and external financing will provide the additional cash to meet the Company’s obligations as they become due.

These consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

The following table sets forth certain operational data for the years indicated:

	Fiscal Years Ended
	October 31, 2015	October 31, 2014

Total net revenues	$1,919,743	$2,307,613
Plantation business	156,642	286,931
Real estate	1,763,101	2,020,682
Total cost of revenue	(739,867)	(1,000,471)
Plantation business	(83,728)	(170,215)
Real estate	(656,139)	(830,256)
Gross profit	1,179,876	1,307,142
Plantation business	72,914	116,716
Real estate	1,106,962	1,190,426
General and administrative expenses	(1,046,125)	(1,261,131)
Other income, net (expense)	(1,090,244)	(1,372,821)
Income tax expense	(636,941)	(9,994)
Net loss	(1,593,434)	(1,336,804)

Comparison of the fiscal years ended October 31, 2015 and October 31, 2014

Net Revenue. We generated net revenue of $1,919,743 and $2,307,613 for the fiscal years ended October 31, 2015 and 2014, respectively, with our oilseeds and real estate businesses accounting for 8% and 92% of the net revenue, respectively, for the fiscal year ended October 31, 2015. For the fiscal year ended October 31, 2014, our oilseeds and real estate businesses accounted for approximately 12% and 88% of net revenue, respectively.

Our oilseeds business experienced a 45% decline with net revenue decreasing from $286,931 for the year ended October 31, 2014, to $156,642 for the same period ended October 31, 2015. The decrease in our oilseeds revenue is attributable to the reduction in output and price in plantation business.

Our real estate business experienced a 13% decrease in revenue from $2,020,682 for the year ended October 31, 2014, to $1,763,101 for the same period ended October 31, 2015. The decrease in our real estate revenue is attributable to the decrease in rental income from the twelve story building as well as weaker foreign exchange of the Malaysian Ringgit against the US Dollar.

Cost of Revenue. Cost of revenue for the year ended October 31, 2015, was $739,867. Cost of revenue as a percentage of net revenue for the year ended October 31, 2015, was approximately 39%, with real estate and plantation cost of sales accounting for approximately 37% and 53%, respectively, of the respective net revenue. Cost of revenue as a percentage of net revenue was approximately 43% for the fiscal year ended October 31, 2014, with real estate and plantation cost of sales accounting for approximately 41% and 59%, respectively, of the respective net revenue.

The cost of revenue of the oilseed business decreased due to lower plantation sales.  The cost of revenue of the real estate business decreased due to lower operating cost.

Cost of revenue in 2015 consisted primarily of land taxes, maintenance and depreciation of the leased properties of our real estate and cost of revenue of plantation sale in 2015 consisted of material suppliers, subcontracting costs and transportation costs incurred for planting, fertilizing and harvesting the palm oil tree and cost distribution of fresh fruit bunches to customers.

Gross Profit. We achieved a gross profit of $1,179,876 for the fiscal year ended October 31, 2015, as compared to $1,307,142 for the fiscal year ended October 31, 2014, with real estate rental income and plantation sales accounting for approximately 94% and 6%, respectively of total gross profit. The decrease in gross profit is primarily attributable to the decrease in our real estate revenue from the depreciation of the Malaysian Ringgit.

Until we begin real estate development activities, we expect gross profit from our real estate business to stabilize. Once we begin real estate development, we expect gross profit derived from our real estate business to gradually increase as we commence sales activities with respect to our developed properties. We also expect our plantation revenue to increase once our premium durian orchard has matured and is able to produce grade A fruits for distribution. We expect the fruits to begin generating revenue sometime in 2019.

General and Administrative Expenses (“G&A”). We incurred G&A expenses of $1,046,125 for the fiscal year ended October 31, 2015, representing a decrease of 17%, as compared to $1,261,131 for the fiscal year ended October 31, 2014. The decrease in G&A is primarily attributable to the decrease in staff costs and the decrease in tax penalty.

As a general matter, we expect our G&A to increase in the foreseeable future as we acquire real estate or other businesses and assets. G&A as a percentage of net revenue was approximately 54% for the fiscal year ended October 31, 2015.

Other Income, net. We incurred net other expenses of $1,090,244 for the fiscal year ended October 31, 2015, as compared to $1,372,821 for the fiscal year ended October 31, 2014. The decrease is attributable primarily to one-off impairment charge on advances to suppliers of $447,245 in fiscal 2014. Our net other expenses for the years ended October 31, 2015 and 2014 consisted primarily of interest expense on our bank loans.

Income Tax Expense. We recorded income tax expenses of $636,941 and $9,994 for the fiscal years ended October 31, 2015, and 2014 respectively. The increase in fiscal 2015 is primarily attributable to the under-accrual of estimated Malaysian income tax of $271,568 for previous years and tax effect of non-business source rental income totalled $367,930.

Liquidity and Capital Resources

As of October 31, 2015, we had cash and cash equivalents of $836,794, accounts receivable of $112,439 and incurred a net loss of $1,593,434 for fiscal 2015.

As of October 31, 2014, we had cash and cash equivalents of $1,785,334, accounts receivable of $183,271 and incurred a net loss of $1,336,804 for fiscal 2014.

Our ratio of current assets to current liabilities was 0.50:1 and 0.78:1 as of October 31, 2015 and 2014, respectively.

We expect to incur significantly greater expenses in the near future, including the contractual obligations that we will assume discussed below, to begin development activities. We also expect our general and administrative expenses to increase as we expand our finance and administrative staff, add infrastructure, and incur additional costs related to being an accelerated filer, including directors’ and officers’ insurance and increased professional fees.

Our PRC Subsidiary

The de-registration of our PRC subsidiary was approved by the PRC tax office in April 2015 and was approved by PRC State Administration of Industry and Commerce in August 2015.

As of October 31, 2015, the amount of net assets held by a PRC subsidiary was $74,595, of which approximately $67,000 is free of restriction and $7,595 is restricted.

As of October 31. 2014, the amount of cash held by our PRC subsidiary was $113,309. As of October 31, 2014 the amount of net assets held by our PRC subsidiary was $86,156, of which approximately $78,000 is free of restriction and $8,156 is restricted.

To date, we have not yet transferred any cash out of the PRC. Our subsidiary in China was de-registered and we expect to transfer our interests in Power Green Investments Limited and Max Trend International Limited. We currently have no intention to pay dividends and expect to move our cash and assets outside of the PRC, which may subject us to withholding taxes of approximately 5%.

We have never paid dividends on our Common Stock. Our present policy is to apply cash to investments in product development, acquisitions or expansion; consequently, we do not expect to pay dividends on Common Stock in the foreseeable future.

Going Concern Uncertainties

The continuation of the Company as a going concern is dependent upon improving our profitability and the continuing financial support from our stockholders. Our sources of capital in the past have included the sale of equity securities, which include common stock sold in private transactions and public offerings, capital leases and short-term and long-term debts. In fiscal 2015, we obtained new short-term bank borrowings of $4.0 million. In fiscal year 2014, we raised approximately $6.7 million from sales of the securities of our subsidiaries. While we believe that we will obtain external financing and the existing shareholders will continue to provide the additional cash to meet our obligations as they become due, there can be no assurance that we will be able to raise such additional capital resources on satisfactory terms. We believe that our current cash and other sources of liquidity discussed below are adequate to support operations for at least the next 12 months.

	Fiscal Year Ended	Fiscal Year Ended
	10/31/2015	10/31/2014
Net cash used in operating activities	(518,504)	(1,737,725)
Net cash (used in) provided by investing activities	(2,718,598)	6,691,170
Net cash provided by (used in ) financing activities	2,517,508	(3,598,909)

Net Cash Used In Operating Activities.

For the fiscal year ended October 31, 2015, net cash used in operating activities was $518,504, which consisted primarily of a net loss (excluding non-cash depreciation and bad debt written off) of $976,827 and a decrease in rental deposits from tenants of $118,894, offset by an increase in income tax payable of $296,773, an increase in deferred tax liabilities of $216,222, and an increase in accrued liabilities and other payables of $61,986.

For the fiscal year ended October 31, 2014, net cash used in operating activities was $1,737,725, which consisted primarily of a net loss (excluding non-cash depreciation, impairment loss on advances to suppliers and forgiveness of debts) of $333,782, an increase in rental concession of $1,019,774, an increase in accounts receivable of $156,677, a decrease in advances from third parties of $755,001 and a decrease in income tax payable of $113,271, offset by an increase in rental deposits from tenants of $652,212.

We expect cash from our oilseeds operating activities to reduce after we subcontracted our oil palm plantation. We expect rental income from our real estate operations to stabilize once our two commercial properties are at or near full capacity. We expect to continue to rely on cash generated through financing from our existing shareholders and private placements of our securities, however, to finance our operations and future acquisitions.

Net Cash Used In (Provided By) Investing Activities.

For the fiscal year ended October 31, 2015, net cash used in investing activities was $2,718,598, which is primarily attributable to an increase in time deposits made by the Company of $1,902,417, purchase of the marketable securities of $465,606, payments of plantation development costs of $44,153, an increase in construction in progress of $301,354 and the purchase of plant, property and equipment of $17,291, offset by the sales proceeds received from disposal of plant and equipment of $12,223. For the fiscal year ended October 31, 2014, net cash provided by investing activities was $6,691,170, which is primarily attributable to funds raised from the sale of the securities of our subsidiaries of $6,779,598, offset by the purchase of plant, property and equipment of $93,975.

We expect investing cash outflows to increase when we develop our durian plantation until the orchard matures and begins to generate revenues in 2019 at the earliest. We also expect investing cash outflows to increase due to expenditures associated with developing our residential projects.

Net Cash Provided By (Used In) Financing Activities.

For the fiscal year ended October 31, 2015, net cash provided by financing activities was $2,517,508, consisting primarily of proceeds from new bank borrowings of $10,494,084 and revolving line of credit of $3,997,442, offset by the repayments of advances from Weng Kung Wong, our Chief Executive Officer and director, of $1,051,548, repayment on bank loans of $10,920,071 and payments on a finance lease of $2,399.

For the fiscal year ended October 31, 2014, net cash used in financing activities was $3,598,909, consisting primarily of repayments of advances from Weng Kung Wong, our Chief Executive Officer and director, of $3,122,133, repayment on bank loans of $430,871, payments on a finance lease of $35,589 and repayment of advances from a related party of $10,316.

Off-Balance Sheet Arrangements

We have no outstanding off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. We do not engage in trading activities involving non-exchange traded contracts.

Contractual Obligations and Commercial Commitments

We had the following contractual obligations and commercial commitments as of October 31, 2015.

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Amount due to related parties	2,251,499	180,316	2,071,183	–	–
Commercial commitments
Bank borrowing repayment	14,371,567	4,260,149	1,707,469	1,963,520	6,440,429
Finance lease obligation	5,233	2,096	3,137	–	–
Total obligations	16,628,299	4,442,561	3,781,789	1,963,520	6,440,429

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

Accounts receivable are recorded at the invoiced amount and do not bear interest. We extend unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and determined based on managements’ assessment of known requirements, aging of receivables, payment history, the customer’s current credit worthiness and the economic environment. We consider the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. We do not have any off-balance-sheet credit exposure related to its customers.

Based upon the aforementioned criteria, we wrote off $25,850 and $nil accounts receivable on uncollectible rental receivable for the years ended October 31, 2015 and 2014, respectively.

•	Available-for-sale marketable securities

Available-for-sale marketable securities are reported at fair value using the market approach based on the quoted prices in active markets at the reporting date. We classify the valuation techniques that use these inputs as Level 1 of fair value measurements. During the year ended October 31, 2015, we invested in equity securities listed on Bursa Malaysia with a total cost of $265,606 and escrow funds (which invested in equity securities listed in the U.S.) with a total cost of $200,000. We entered into an escrow agreement with Peijin Wu Hoppe (“Hoppe”), our former director, to set up an escrow fund up to $500,000 as a reserve to indemnify Hoppe from any claim of liability until July 29 2022, the seventh year anniversary of the termination of Director Retainer Agreement, or any mutual agreement between Hoppe and us. The unrealized loss representing the change in fair value of $106,783 was charged against accumulated other comprehensive loss for the year.

•	Deferred development costs

Deferred development costs consist of replanting costs of durian such as soil amendments, cultivation, fertilization and purchase costs of sapling. Costs related to durian development projects on our plantation land, are capitalized during the sapling, developing and planting durian fruit bunches and when the harvests are substantially available for commercial sale, deferred development costs will then commence to be amortized as components of plantation costs and expenses.

•	Properties, plant and equipment

Properties and plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which the assets become fully operational:

Categories	Location of properties	Expected useful life
Freehold plantation land	Oil palm and durian plantation in Malaysia	Indefinite, as per land titles
Leasehold land under development	Leasehold land in Puncak Alam, Malaysia	Remaining lease life of 88 years, as per land titles
Freehold land under development	Freehold land in Sungai Long, Cheras, Selangor, Malaysia	Indefinite, as per land titles
Freehold land and land improvement for rental purpose	Land portion of 15 story building “Menara CMY” in Kuala Lumpur, Malaysia	Indefinite, as per property titles
Building structure and improvements	Building structure of commercial buildings in Kuala Lumpur, Malaysia, including: 12 story building “Megan Avenue” and 15 story building “Menara CMY”	33 years
Office furniture, fixture and equipment		3-10 years
Motor vehicles		5 years

Expenditure for maintenance and repairs is expensed as incurred. The gain or loss on the disposal of property, plant and equipment is the difference between the net sales proceeds and the carrying amount of the relevant assets and is recognized in the statement of operations.

Long-lived assets primarily include freehold plantation land, leasehold land held for development, freehold land and land improvement for rental purpose and building structure and improvements. In accordance with the provision of ASC Topic 360, “Impairment or Disposal of Long-Lived Assets”, we generally conduct our annual impairment evaluation to its long-lived assets, usually in the fourth quarter of each fiscal year, or more frequently if indicators of impairment exist, such as a significant sustained change in the business climate. The recoverability of long-lived assets is measured at the lowest level group. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There has been no impairment charge for the years presented.

We have separately identified the portion of freehold land and building structure, in which freehold land is not subject to amortization and buildings are to be amortized over 33 years on a straight-line method, based on applicable local laws and practice.

Policy for Capitalizing Development Cost

The cost of buildings and improvements includes the purchase price of property, legal fees and other acquisition costs. Costs directly related to planning, developing, initial leasing and constructing a property are capitalized and classified as Real Estate in the consolidated balance sheets. Capitalized development costs include interest, and other direct project costs incurred during the period of development. As of October 31, 2015, there was no such capitalized interest.

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

Leases that transfer substantially all the rewards and risks of ownership to the lessee, other than legal title, are accounted for as finance leases. Substantially all of the risks or benefits of ownership are deemed to have been transferred if any one of the four criteria is met: (i) transfer of ownership to the lessee at the end of the lease term, (ii) the lease containing a bargain purchase option, (iii) the lease term exceeding 75% of the estimated economic life of the leased asset, (iv) the present value of the minimum lease payments exceeding 90% of the fair value. At the inception of a finance lease, we as the lessee records an asset and an obligation at an amount equal to the present value of the minimum lease payments. The leased asset is amortized over the shorter of the lease term or its estimated useful life if title does not transfer to us, while the leased asset is depreciated in accordance with our depreciation policy if the title is to eventually transfer to us. The periodic rent payments made during the lease term are allocated between a reduction in the obligation and interest element using the effective interest method in accordance with the provisions of ASC Topic 835-30, “Imputation of Interest”.

•	Revenue recognition

We recognize our revenue in accordance with ASC Topic 605, “Revenue Recognition”, upon the delivery of our plantation products when: (1) title and risk of loss are transferred; (2) persuasive evidence of an arrangement exists; (3) there are no continuing obligations to the customer; and (4) the collection of related accounts receivable is probable. Our sale arrangements do not contain general rights of return.

(a)     Plantation sales

Revenue from the sale of oil palm seeds is recognized upon confirmation of the weight of fresh fruit bunches and shipment to the customer, when there is persuasive evidence of an arrangement, delivery has occurred and risk of loss has passed, the sales price is fixed or determinable at the date of sale, and collectibility is reasonably assured.

(b)     Rental income

We generally lease the units under operating leases with terms of two years or less. For the year ended October 31, 2015, we have recorded $1,763,101 in lease revenue, based upon its annual rental over the life of the lease under operating lease, using the straight-line method in accordance with ASC Topic 970-605, “Real Estate – General – Revenue Recognition” (“ASC Topic 970-605”).

We lease store location and office spaces to the tenants under operating lease arrangements. We receive rental income from the real estates it owns for a stated period of times. Rental income is recognized over the life of the operating lease agreement as it is earned in the period under ASC Topic 970-605. The typical leases contain initial terms of one to two years with renewal options and do not contain escalating rent amounts. Under the lease agreement of Menara CMY, the initial term of lease is one year. Provided that there are no existing breaches by the tenant, an irrecoverable annual renewal option is granted for up to twenty-nine years, with a maximum aggregate term of thirty years. Six-month rent-free period under the operating lease agreement is treated as long-term rent concession, which is being amortized as an offset to revenues collected over the term of the underlying lease of 30 years on a straight-line basis.

•	Cost of revenues

Cost of revenue on plantation sales includes material supplies and subcontracting costs incurred for planting, fertilizing and harvesting the oil palm tree. Shipping and handling costs associated with the distribution of fresh fruit bunches to the customers are also included in cost of revenues.

Cost related to real estate business include costs associated with depreciation, on-site and property management personnel, repairs and maintenance, property insurance, marketing, landscaping and other on-site and related administrative costs. Utility expenses are paid directly by tenants.

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

We conduct major businesses in Malaysia and are subject to tax in our own jurisdiction. As a result of our business activities, we will file separate tax returns that are subject to examination by the local and foreign tax authorities.

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

In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not US$ are translated into US$, in accordance with ASC Topic 830-30, “Translation of Financial Statements”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiary are recorded as a separate component of accumulated other comprehensive income within the statement of stockholders’ equity. The gains and losses are recorded as a separate component of accumulated other comprehensive income within the statement of stockholders’ equity.

Translation of amounts from the local currency of us into US$1 has been made at the following exchange rates for the respective years:

	As of and for the year ended October 31,
	2015	2014
Year-end RMB : US$1 exchange rate	6.3185	6.1371
Yearly average RMB : US$1 exchange rate	6.1721	6.1456
Year-end HK$ : US$1 exchange rate	7.7502	7.7556
Yearly average HK$ : US$1 exchange rate	7.7528	7.7547
Year-end MYR : US$1 exchange rate	4.2960	3.2894
Yearly average MYR : US$1 exchange rate	3.7524	3.2450

•	Related parties

Parties, which can be a corporation or individual, are considered to be related if we have the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

•	Segment reporting

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with our internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. During the years ended October 31, 2015 and 2014, we operate in two reportable operating segments in Malaysia.

•	Fair value of financial instruments

The carrying value of our financial instruments (excluding obligation under finance lease): cash and cash equivalents, time deposits, accounts receivable, deposits and other receivables, short-term bank borrowings, amount due to a director and other payables approximate at their fair values because of the short-term nature of these financial instruments.

We believe, based on the current market prices or interest rates for similar debt instruments, the fair value of its obligation under finance lease approximates the carrying amount.

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

We have reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

In April 2014, the FASB issued ASU 2014-08 “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360) - Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”, which changes the threshold for reporting discontinued operations and adds new disclosures. The new guidance defines a discontinued operation as a disposal that “represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results.” The standard is required to be adopted by public business entities in annual periods beginning on or after December 15, 2014, and interim periods within those annual periods. Entities may “early adopt” the guidance for new disposals. We do not expect that the adoption will have a material impact on our consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)" which clarifies and improves the principles for recognizing revenue and develops a common revenue standard for United States generally accepted accounting principles (U.S. GAAP) and International Financial Reporting Standards (IFRS) that among other things, improves comparability of revenue recognition practices and provides more useful information to users of financial statements through improved disclosure requirements. The amendments in ASU 2014-09 are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. The amendment in this ASU defers the effective date of ASU No. 2014-09 for all entities for one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods with that reporting period. We are currently reviewing the effect of this guidance on our revenue recognition.

In June 2014, the FASB issued ASU 2014-15, "Presentation of Financial Statements-Going concern (Subtopic 205-40) which provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes. This guidance in ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. We do not expect that the adoption will have a material impact on our consolidated financial statements.

In November 2014, FASB issued Accounting Standards Update No. 2014-16, Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity (a consensus of the FASB Emerging Issues Task Force).The amendments permit the use of the Fed Funds Effective Swap Rate (also referred to as the Overnight Index Swap Rate, or OIS) as a benchmark interest rate for hedge accounting purposes. Public business entities are required to implement the new requirements in fiscal years (and interim periods within those fiscal years) beginning after December 15, 2015. All other types of entities are required to implement the new requirements in fiscal years beginning after December 15, 2015, and interim periods beginning after December 15, 2016. We do not expect the adoption of ASU 2014-16 to have a material impact on our consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02 "Consolidation (Topic 810): Amendments to the Consolidation Analysis." ASU 2015-02 changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. It is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. We are currently in the process of evaluating the impact of the adoption of ASU 2015-02 on our consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03 “Simplifying the Presentation of Debt Issuance Costs”, which changes the presentation of debt issuance costs in the financial statements. ASU 2015-03 requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. The guidance is effective for annual reporting periods beginning after December 15, 2016, with early adoption permitted. The guidance will be applied retrospectively to each period presented. The adoption of this standard update is not expected to have any impact on our financial statements.

In July 2015, the FASB issued ASU 2015-11, Inventory, which requires an entity to measure inventory within the scope at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The effective date for the standard is for fiscal years beginning after December 15, 2016. Early adoption is permitted. We do not expect the adoption of ASU 2015-11 to have a material impact on our consolidated financial statements.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. To simplify the accounting for adjustments made to provisional amounts recognized in a business combination, the amendments eliminate the requirement to retrospectively account for those adjustments. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. For all other entities, the amendments in this update are effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. The amendments should be applied prospectively to adjustments to provisional amounts that occur after the effective date with earlier application permitted for financial statements that have not been issued. We do not expect the adoption of ASU 2015-16 to have a material impact on our consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our consolidated financial statements upon adoption.

ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8.  Financial Statements and Supplementary Data.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Prime Global Capital Group Incorporated

We have audited the accompanying consolidated balance sheet of Prime Global Capital Group Incorporated and its subsidiaries (the “Company”) as of October 31, 2015, and the related consolidated statements of operations and comprehensive loss, changes in stockholders' equity and cash flows for the year then ended. We have also audited the Company’s internal control over financial reporting as of October 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in management’s report on internal control over financial reporting appearing on Page 28 of Form 10-K. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and its subsidiaries as of October 31, 2015, and the consolidated results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has a working capital deficiency, accumulated deficit from recurring net losses and significant short-term debt obligations maturing in less than one year as of October 31, 2015. All these factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 2 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Crowe Horwath (HK) CPA Limited

Crowe Horwath (HK) CPA Limited

Hong Kong, China

January 29, 2016

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

/s/ B F Borgers CPA PC

B F Borgers CPA PC

Lakewood, CO

January 14, 2015

PRIME GLOBAL CAPITAL GROUP INCORPORATED

CONSOLIDATED BALANCE SHEETS

(Amount expressed in United States Dollars (“US$”), except for number of shares)

	As of October 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$836,794	$1,785,334
Time deposits	1,661,692	–
Marketable securities, available-for-sale	334,452	–
Rental concession	25,605	33,441
Accounts receivable, net	112,439	183,271
Deposits and other receivables	50,172	36,824

Total current assets	3,021,154	2,038,870

Rental concession, non-current	719,080	972,569
Deferred development costs	38,566	–
Construction in progress	263,222	–
Property, plant and equipment, net	43,044,561	58,160,698

TOTAL ASSETS	$47,086,583	$61,172,137

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14	$7,880
Amount due to a related party	180,316	180,197
Rental deposits from tenants	405,570	686,589
Income tax payable	841,722	759,090
Short-term bank borrowings	3,491,620	–
Current portion of long-term bank loans	768,529	643,544
Current portion of obligation under finance lease	2,096	2,737
Deferred tax liabilities, current	6,401	–
Accrued liabilities and other payables	369,160	340,238

Total current liabilities	6,065,428	2,620,275

Long-term liabilities:
Long-term bank loans	10,111,418	14,051,758
Rental deposits from tenants	16,294	–
Amount due to a director	2,071,183	3,851,394
Deferred tax liabilities	182,461	–
Obligation under finance lease	3,137	6,834

Total liabilities	18,449,921	20,530,261

Commitments and contingencies

Total equity:
Stockholders’ equity:
Preferred stock, $0.001 par value; 100,000,000 shares authorized; no shares issued and outstanding	–	–
Common stock, $0.001 par value; 1,000,000,000 shares authorized; 512,682,393 shares issued and outstanding	512,683	512,683
Additional paid-in capital	41,934,476	41,934,476
Accumulated other comprehensive loss	(11,715,152)	(1,273,596)
Accumulated deficit	(1,980,135)	(425,635)
Total stockholders’ equity	28,751,872	40,747,928
Non-controlling interests	(115,210)	(106,052)

Total equity	28,636,662	40,641,876

TOTAL LIABILITIES AND EQUITY	$47,086,583	$61,172,137

See accompanying notes to consolidated financial statements.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(Amount expressed in United States Dollars (“US$”), except for number of shares)

	Years ended October 31
	2015		2014
Revenues, net:
Plantation business		$156,642		$286,931
Rental income		1,763,101		2,020,682
Total revenues, net		1,919,743		2,307,613

Cost of revenues		(739,867)		(1,000,471)

Gross profit		1,179,876		1,307,142

Operating expenses:
General and administrative		(1,046,125)		(1,261,131)

Income from operations		133,751		46,011

Other income (expense):
Forgiveness of debts		–		140,356
Gain (loss) on disposal of property, plant and equipment		1,106		(1,925)
Impairment loss on advances to suppliers		–		(447,245)
Interest income		57,008		44,222
Interest expense		(1,218,523)		(1,171,024)
Other income		70,165		62,795

Loss before income taxes		(956,493)		(1,326,810)

Income tax expense		(636,941)		(9,994)

NET LOSS		$(1,593,434)		$(1,336,804)

Net loss (income) attributable to non-controlling interests		38,934		(52,302)

Net loss attributable to the Company		$(1,554,500)		$(1,389,106)

Other comprehensive loss:
- Unrealized holding loss on available-for-sale securities		(106,783)		–
- Foreign exchange adjustment loss		(10,334,773)		(930,062)

COMPREHENSIVE LOSS		$(11,996,056)		$(2,319,168)

Net loss per share – Basic and diluted:	$	*0.00	$	*0.00

Weighted average common stock outstanding – Basic and diluted		512,682,393		512,682,393

* Less than $0.01 per share

See accompanying notes to consolidated financial statements.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amount expressed in United States Dollars (“US$”))

	Years ended October 31
	2015	2014
Cash flows from operating activities:
Net loss	$(1,593,434)	$(1,336,804)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt written off	25,850	–
Depreciation	590,757	696,133
(Gain) loss on disposal of plant and equipment	(1,106)	1,925
Impairment loss on advances to suppliers	–	447,245
Forgiveness of debts	–	(140,356)
Changes in operating assets and liabilities:
Accounts receivable	6,080	(156,677)
Advances to suppliers	–	1,367
Rental concession	29,315	(1,019,774)
Deferred tax liabilities	216,222	–
Deposits and other receivables	(25,161)	(18,032)
Accounts payable	(6,892)	3,212
Advances from third parties	–	(755,001)
Income tax payable	296,773	(113,271)
Rental deposits from tenants	(118,894)	652,212
Accrued liabilities and other payables	61,986	(11,798)
Net cash provided by discontinued operation	–	11,894
Net cash used in operating activities	(518,504)	(1,737,725)

Cash flows from investing activities:
Proceeds from sale of non-controlling interests	–	6,779,598
Plantation development costs	(44,153)	–
Construction in progress	(301,354)	–
Increase in time deposits	(1,902,417)	–
Purchase of marketable securities	(465,606)	–
Purchase of property, plant and equipment	(17,291)	(93,975)
Proceeds from disposal of plant and equipment	12,223	5,547
Net cash (used in) provided by investing activities	(2,718,598)	6,691,170

Cash flows from financing activities:
Repayment to a director	(1,051,548)	(3,122,133)
Repayment to a related party	–	(10,316)
Repayments on long-term bank loans	(10,920,071)	(430,871)
Proceeds from long-term bank loans	10,494,084	–
Payments on finance lease	(2,399)	(35,589)
Proceeds from short-term bank borrowings	3,997,442	–
Net cash provided by (used in) financing activities	2,517,508	(3,598,909)

Foreign currency translation adjustment	(228,946)	(228,849)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(948,540)	1,125,687

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1,785,334	659,647

CASH AND CASH EQUIVALENTS, END OF YEAR	$836,794	$1,785,334

Cash paid for income tax	$127,027	$123,265
Cash paid for interest	$1,152,169	$1,153,418

See accompanying notes to consolidated financial statements.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Amount expressed in United States Dollars (“US$”), except for number of shares)

	Common stock		Additional paid-in	Accumulated other comprehensive	Retained earnings (Accumulated	Total PGCG stockholders’	Non- controlling	Total stockholders’ equity
	No. of share	Amount	capital	income (loss)	deficit)	equity	interests	(deficit)
Balance as of October 31, 2013	512,682,393	$512,683	$35,088,677	(343,534)	963,471	$36,221,297	–	$36,221,297

Sale of shares to non-controlling interests	–	–	6,845,799	–	–	6,845,799	(158,354)	6,687,445
Net loss for the year	–	–	–	–	(1,389,106)	(1,389,106)	52,302	(1,336,804)
Foreign currency translation adjustment	–	–	–	(930,062)	–	(930,062)	–	(930,062)

Balance as of October 31, 2014	512,682,393	$512,683	$41,934,476	(1,273,596)	(425,635)	$40,747,928	$(106,052)	$40,641,876

Amounts of unrealized loss on available-for-sale securities	–	–	–	(106,783)	–	(106,783)	–	(106,783)
Net loss for the year	–	–	–	–	(1,554,500)	(1,554,500)	(38,934)	(1,593,434)
Foreign currency translation adjustment	–	–	–	(10,334,773)	–	(10,334,773)	29,776	(10,304,997)

Balance as of October 31, 2015	512,682,393	$512,683	$41,934,476	$(11,715,152)	$(1,980,135)	$28,751,872	$(115,210)	$28,636,662

See accompanying notes to consolidated financial statements.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amount expressed in United States Dollars (“US$”), except for number of shares or stated otherwise)

1.	ORGANIZATION AND BUSINESS BACKGROUND

Prime Global Capital Group Incorporated (formerly Home Touch Holding Company) (“PGCG” or “the Company”) was incorporated in the State of Nevada on January 26, 2009. On January 25, 2011, the Company changed its name to Prime Global Capital Group Incorporated.

Currently, the Company, through its subsidiaries, is principally engaged in the operation of a durian plantation, leasing and development of the operation of a oil palm plantation, commercial and residential real estate properties in Malaysia.

Corporate history

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

Concurrently, on December 6, 2010, the Company entered into and executed an agreement to sell its wholly-owned subsidiary, Home Touch Limited (a corporation organized under the laws of the Hong Kong Special Administrative Region), to the former founders and directors for $20,000. Upon the completion of this sale, Mr. Ng and Ms. Yau, the former founders and executive officers, resigned from their positions on the board of directors.

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

On January 20, 2014, the Company through PGCG Assets sold and issued to an unaffiliated third party 200,000 shares of its Common Stock at a price of RM 100 per share, for aggregate consideration of RM 20,000,000, or approximately $6,084,760.  PGCG Assets received net proceeds of approximately RM 20,000,000, or approximately $6,084,760 from the sale of its securities and used the net proceeds for general corporate purposes, including repayment of the loan made by UHT. As a result of the foregoing transactions, 90% of the issued and outstanding securities of PGCG Assets is owned by UHT and 10% by such unaffiliated third party. Each sale and issuance was made pursuant to the terms of a subscription agreement containing terms and conditions that are normal and customary for a transaction of this type. In October 2014, PGCG Assets issued 48,000,000 shares of its common stock by capitalization of its share premium account.

On October 31, 2014, the Company through Virtual Setup Sdn. Bhd., its affiliate, sold and issued to Denvoursuisse Sdn. Bhd. 200,000 shares of its Common Stock at a price of RM 10 per share, for aggregate consideration of RM 2,000,000, or approximately $611,731. PGCG Assets received net proceeds of approximately RM 2,000,000, from the sale of its securities and used the net proceeds for general corporate purposes, including repayment of the loan made by UHT. Upon the consummation of the foregoing transactions, 95% of the issued and outstanding securities of VSSB will be owned by PGCG Plantation and 5% by such Denvoursuisse Sdn. Bhd., which also owns 10% of the issued and outstanding securities of PGCG Assets. The sale and issuance was made pursuant to the terms of a subscription agreement containing terms and conditions that are normal and customary for a transaction of this type.

In December 2014, the Company discontinued the software business and concentrated its resource to develop the real estate business.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amount expressed in United States Dollars (“US$”), except for number of shares or stated otherwise)

Summary of the Company’s subsidiaries

	Name of entities	Place of incorporation	Date of incorporation	Issued capital	Nature of business

1.	Union Hub Technology Sdn. Bhd. (“UHT”)	Malaysia	February 22, 2008	100,000,000 issued shares of ordinary shares of MYR 1 each	Provision of corporate service to group companies

2.	Power Green Investments Limited (“PGIL”)	British Virgin Islands	July 13, 2011	1 issued share of US$1 each	Inactive operation

3.	PGCG Properties Investment Limited (“PPIL”)	British Virgin Islands	September 1, 2011	1 issued share of US$1 each	Inactive operation

4.	Virtual Setup Sdn. Bhd. (“VSSB”)	Malaysia	July 19, 2010	4,000,000 issued shares of ordinary shares of MYR 1 each	Operation of oil palm and durian plantation

5.	PGCG Assets Holdings Sdn. Bhd. (“PGCG Assets”)	Malaysia	March 21, 2012	50,000,000 issued shares of ordinary shares of MYR 1 each	Investment in land & buildings

6.	PGCG Development Sdn. Bhd. (“PGCG Development”)	Malaysia	March 21, 2012	250,000 issued shares of ordinary shares of MYR 1 each	Inactive operation

7.	PGCG Plantations Sdn. Bhd. (“PGCG Plantation”)	Malaysia	October 4, 2011	2 issued shares of ordinary shares of MYR 1 each	Holding company of VSSB

8.	Max Trend International Limited (“Max Trend”)	Hong Kong	August 19, 2010	2 issued shares of ordinary shares of HK $1 each	Holding company of SMTG

9.	Shenzhen Max Trend Green Energy Company Limited (“SMTG”)	The People’s Republic of China (“PRC”), Shenzhen	July 7, 2011	RMB 1,000,000	De-registered in August 2015

10.	Dunford Corporation Sdn. Bhd	Malaysia	October 4, 1990	242,000 issued shares of ordinary shares of MYR 1 each	Property holding land

11.	Impiana Maksima Sdn. Bhd.	Malaysia	March 15, 2013	2 issued shares of ordinary shares of MYR 1 each	Property development

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amount expressed in United States Dollars (“US$”), except for number of shares or stated otherwise)

12.	PGCG Constructions Sdn. Bhd.	Malaysia	April 16, 2013	2 issued shares of ordinary shares of MYR 1 each	Construction of properties

13.	Fiesta Senada Sdn. Bhd.	Malaysia	November 28, 2012	2 issued shares of ordinary shares of MYR 1 each	Inactive operation

14.	Havana Avenue Sdn. Bhd.	Malaysia	April 4, 2014	2 issued shares of ordinary shares of MYR 1 each	Inactive operation

PGCG and its subsidiaries are hereinafter referred to as (the “Company”).

2.	GOING CONCERN UNCERTAINTY

The accompanying consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

For the year ended October 31, 2015, the Company reported a net loss of $1,593,434 and working capital deficit of $3,044,274 as of October 31, 2015. The Company had accumulated deficit of $1,980,135 as of October 31, 2015 from recurring losses and significant short-term debt obligations maturing in less than one year (Notes 7 and 8). These factors raise substantial doubt the Company’s ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon improving the profitability and the continuing financial support from its stockholders or other capital sources. Management believes the existing shareholders or external financing will provide the additional cash to meet the Company’s obligations as they become due.

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

Certain amounts included in the 2014 financial statements have been reclassified to conform with the current financial statement presentation as follows:

(i)	Depreciation of $584,002 included in General and Administrative Expenses in prior year financial statements have been reclassified to Cost of Revenues.

(ii)	Rental concession included in Accounts Receivable in prior year financial statements have been reclassified.

•	Basis of consolidation

The consolidated financial statements include the accounts of PGCG and its subsidiaries. All significant inter-company balances and transactions between the Company and its subsidiaries have been eliminated upon consolidation.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amount expressed in United States Dollars (“US$”), except for number of shares or stated otherwise)

•	Cash and cash equivalents

Cash and cash equivalents represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

	As of October 31,
	2015	2014
Bank balances held by financial institutions located in:
Malaysia	$760,787	$1,669,722
The PRC	74,595	113,309
	835,382	1,783,031
Cash on hand in Malaysia	1,412	2,303
	$836,794	$1,785,334

•	Time deposits

Time deposits represent a certificate of deposit placed with a reputational financial institution in Malaysia with an original maturity beyond three months, expiring in April 2016.

•	Accounts receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and determined based on managements’ assessment of known requirements, aging of receivables, payment history, the customer’s current credit worthiness and the economic environment. The Company considers the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers.

Based upon the aforementioned criteria, the Company wrote off $25,850 and $nil accounts receivable on uncollectible rental receivable for the years ended October 31, 2015 and 2014, respectively.

•	Available-for-sale marketable securities

Available-for-sale marketable securities are reported at fair value using the market approach based on the quoted prices in active markets at the reporting date. The Company classifies the valuation techniques that use these inputs as Level 1 of fair value measurements. During the year ended October 31, 2015, the Company invested in equity securities listed on Bursa Malaysia with a total cost of $265,606 and escrow funds (which invested in equity securities listed in the U.S.) with a total cost of $200,000. The Company entered into an escrow agreement with Peijin Wu Hoppe (“Hoppe”), the Company’s former director, to set up an escrow fund up to $500,000 as a reserve to indemnify Hoppe from any claim of liability until July 29, 2022, the seventh year anniversary of the termination of Director Retainer Agreement, or any mutual agreement with the Company and Hoppe. The unrealized loss representing the change in fair value of $106,783 was charged against accumulated other comprehensive loss for the year.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amount expressed in United States Dollars (“US$”), except for number of shares or stated otherwise)

•	Deferred development costs

Deferred development costs consist of replanting costs of durian such as soil amendments, cultivation, fertilization and purchase costs of sapling. Costs related to durian development projects on the Company's plantation land, are capitalized during the sapling, developing and planting durian fruit bunches and when the harvests are substantially available for commercial sale. Deferred development costs will then commence to be amortized as components of plantation costs and expenses.

•	Properties, plant and equipment

Properties and plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational:

Categories	Location of properties	Expected useful life
Freehold plantation land	Oil palm and durian plantation in Malaysia	Indefinite, as per land titles
Leasehold land under development	Leasehold land in Puncak Alam, Malaysia	Remaining lease life of 88 years, as per land titles
Freehold land under development	Freehold land in Sungai Long, Cheras, Selangor, Malaysia	Indefinite, as per land titles
Freehold land and land improvement for rental purpose	Land portion of 15 story building “Menara CMY” in Kuala Lumpur, Malaysia	Indefinite, as per property titles
Building structure and improvements	Building structure of commercial buildings in Kuala Lumpur, Malaysia, including: 12 story building “Megan Avenue” and 15 story building “Menara CMY”	33 years
Office furniture, fixture and equipment		3-10 years
Motor vehicles		5 years

Expenditure for maintenance and repairs is expensed as incurred. The gain or loss on the disposal of property, plant and equipment is the difference between the net sales proceeds and the carrying amount of the relevant assets and is recognized in the statement of operations.

Long-lived assets primarily include freehold plantation land, leasehold land held for development, freehold land and land improvement for rental purpose and building structure and improvements. In accordance with the provision of ASC Topic 360, “Impairment or Disposal of Long-Lived Assets”, the Company generally conducts its annual impairment evaluation to its long-lived assets, usually in the fourth quarter of each fiscal year, or more frequently if indicators of impairment exist, such as a significant sustained change in the business climate. The recoverability of long-lived assets is measured at the lowest level group. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There has been no impairment charge for the years presented.

The Company has separately identified the portion of freehold land and building structure, in which freehold land is not subject to amortization and buildings are to be amortized over 33 years on a straight-line method.

Policy for Capitalizing Development Cost

The cost of buildings and improvements includes the purchase price of property, legal fees and other acquisition costs. Costs directly related to planning, developing, initial leasing and constructing a property are capitalized and classified as Real Estate in the consolidated balance sheets. Capitalized development costs include interest, and other direct project costs incurred during the period of development. As of October 31, 2015, there was no such capitalized interest.

A variety of costs are incurred in the acquisition, development and leasing of properties. After determination is made to capitalize a cost, it is allocated to the specific component of a project that is benefited. Determination of when a development project is substantially complete and capitalization must cease involves a degree of judgment. The Company adopts the capitalization policy on development properties, which is guided by ASC Topic 835-20 “ Interest – Capitalization of Interest ” and ASC Topic 970 “ Real Estate - General ”. The costs of land and buildings under development include specifically identifiable costs. The capitalized costs include pre-construction costs essential to the development of the property, development costs, construction costs, interest costs, salaries and related costs and other costs incurred during the period of development. The Company considers a construction project as substantially completed and held available for occupancy upon the receipt of certificates of occupancy, but no later than one year from cessation of major construction activity. The Company ceases capitalization on the portion (1) substantially completed and (2) occupied or held available for occupancy, and the Company capitalizes only those costs associated with the portion under construction.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amount expressed in United States Dollars (“US$”), except for number of shares or stated otherwise)

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

The Company recognizes its revenue in accordance with ASC Topic 605, “Revenue Recognition”, upon the delivery of its plantation products when: (1) title and risk of loss are transferred; (2) persuasive evidence of an arrangement exists; (3) there are no continuing obligations to the customer; and (4) the collection of related accounts receivable is reasonably assured. The Company’s sale arrangements do not contain general rights of return.

(a) Plantation sales

Revenue from the sale of oil palm seeds is recognized upon confirmation of the weight of fresh fruit bunches and shipment to the customer, when there is persuasive evidence of an arrangement, delivery has occurred and risk of loss has passed, the sales price is fixed or determinable at the date of sale, and collectibility is reasonably assured. For the year ended October 31, 2015, sale of oil palm seed was $137,854.

Pursuant to a 8-K filing on September 23, 2015, in order to concentrate on durian plantation, the Company suspended the direct operation of oil palm plantation and leased out the oil palm land to a third party under an operating lease for 30 months from September 21, 2015 to March 20, 2018. Pursuant to this tenancy agreement, the tenant is entitled to manage the plantation, harvest and sell palm oil fresh fruit bunches and receive all proceeds thereto. Rental income of $18,788 was recognized for the year ended October 31, 2015 and included in revenue from plantation business.

As of October 31, 2015, the minimum future rental receivables on the oil palm land to be collectible are as follows:

Year ending October 31,
2016	$97,765
2017	97,765
2018	32,588
$228,118

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amount expressed in United States Dollars (“US$”), except for number of shares or stated otherwise)

(b) Rental income

The Company generally leases the units under operating leases with terms of two years or less. For the year ended October 31, 2015, we have recorded $1,763,101 in lease revenue, based upon its annual rental over the life of the lease under operating lease, using the straight-line method in accordance with ASC Topic 970-605, “Real Estate – General – Revenue Recognition” (“ASC Topic 970-605”).

As of October 31, 2015, the commercial buildings for lease are as follows:

Name of Commercial building	Number of units (by floor)	Footage area (square feet)	Vacancy percentage
Megan Avenue	12	19,987	42%
Menara CMY	15	91,848	0%

The Company expects to record approximately $1.5 million in annual lease revenue under the operating lease arrangements in the next twelve months, through October 31, 2016.

•	Rental concession

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

	As of October 31,
	2015	2014
Rental concession:
Current portion	$25,605	$33,441
Non-current portion	719,080	972,569
Total	$744,685	$1,006,010

The estimated amortization on long-term rent concession in the next five years and thereafter is as follows:

Period ending October 31:
2016	$25,605
2017	25,605
2018	25,605
2019	25,605
2020	25,605
Thereafter	616,660
Total	$744,685

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amount expressed in United States Dollars (“US$”), except for number of shares or stated otherwise)

As of October 31, 2015, the minimum future rental receivables on the commercial properties to be collectible in the next five years and thereafter are as follows:

Period ending October 31:
2016	$1,537,989
2017	1,520,600
2018	1,510,708
2019	1,510,708
2020	1,510,708
Thereafter	34,872,167
Total	$42,462,880

The Company also records operating costs directly attributable to the leasing properties, such as real estate taxes, depreciation of the leased properties and maintenance fees, which are charged to expense when incurred.

•	Cost of revenues

Cost of revenue on plantation sales includes material supplies, subcontracting costs and transportation costs incurred for planting, fertilizing and harvesting the oil palm tree. Shipping and handling costs associated with the distribution of fresh fruit bunches to the customers are also included in cost of revenues.

Cost related to real estate business includes costs associated with depreciation, land tax, on-site and property management personnel, repairs and maintenance, property insurance, marketing, landscaping and other on-site and related administrative costs. Utility expenses are paid directly by tenants.

•	Comprehensive income

ASC Topic 220, “Comprehensive Income” establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income as defined includes all changes in equity during a period from non-owner sources. Accumulated other comprehensive income, as presented in the accompanying statements of stockholders’ equity consists of changes in unrealized gains and losses on foreign currency translation and cumulative net change in the fair value of available-for-sale investments held at the balance sheet date. This comprehensive income is not included in the computation of income tax expense or benefit.

•	Non-controlling interests

Non-controlling interests represent the equity interest in the capital contributions, income and loss of less than wholly-owned and consolidated entities that is not attributable to the Company.

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

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amount expressed in United States Dollars (“US$”), except for number of shares or stated otherwise)

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

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates for the respective years:

	As of and for the year ended October 31,
	2015	2014
Year-end RMB : US$1 exchange rate	6.3185	6.1371
Yearly average RMB : US$1 exchange rate	6.1721	6.1456
Year-end HK$ : US$1 exchange rate	7.7502	7.7556
Yearly average HK$ : US$1 exchange rate	7.7528	7.7547
Year-end MYR : US$1 exchange rate	4.2960	3.2894
Yearly average MYR : US$1 exchange rate	3.7524	3.2450

•	Retirement plan costs

Contributions to retirement schemes (which are defined contribution plans) are charged to general and administrative expenses in the statements of operation and comprehensive loss as and when the related employee service is provided.

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

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. During the year ended October 31, 2015, the Company operates in two reportable operating segments in Malaysia.

•	Fair value of financial instruments

The carrying value of the Company’s financial instruments (excluding obligation under finance lease, long-term bank loans and available-for-sale marketable securities): cash and cash equivalents, time deposits, accounts receivable, deposits and other receivables, short-term bank borrowings, amount due to a related party and other payables approximate at their fair values because of the short-term nature of these financial instruments.

Management believes, based on the current market prices or interest rates for similar debt instruments, the fair value of its obligation under finance lease and long-term bank loans approximates the carrying amount.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amount expressed in United States Dollars (“US$”), except for number of shares or stated otherwise)

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

The following table summarizes information on the fair value measurement of the Company’s financial assets as of October 31, 2015 and 2014 grouped by the categories described above:

	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
As of October 31, 2015
Cash and cash equivalents	$836,794	$–	$–
Time deposits	1,661,692	–	–
Marketable securities, available-for-sale	334,452	–	–
Deposits and other receivables	$50,172	$–	$–

As of October 31, 2014
Cash and cash equivalents	$1,785,334	$–	$–
Deposits and other receivables	$36,824	$–	$–

As of October 31, 2015 and 2014, the Company did not have any nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements, at least annually, on a recurring basis, nor did the Company have any assets or liabilities measured at fair value on a non-recurring basis.

•	Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

In April 2014, the FASB issued ASU 2014-08 “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360) - Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”, which changes the threshold for reporting discontinued operations and adds new disclosures. The new guidance defines a discontinued operation as a disposal that “represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results.” The standard is required to be adopted by public business entities in annual periods beginning on or after December 15, 2014, and interim periods within those annual periods. Entities may “early adopt” the guidance for new disposals. The Company does not expect that the adoption will have a material impact on its consolidated financial statements.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amount expressed in United States Dollars (“US$”), except for number of shares or stated otherwise)

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)" which clarifies and improves the principles for recognizing revenue and develops a common revenue standard for United States generally accepted accounting principles (U.S. GAAP) and International Financial Reporting Standards (IFRS) that among other things, improves comparability of revenue recognition practices and provides more useful information to users of financial statements through improved disclosure requirements. The amendments in ASU 2014-09 are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. The amendment in this ASU defers the effective date of ASU No. 2014-09 for all entities for one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods with that reporting period. The Company is currently reviewing the effect of this guidance on its revenue recognition.

In June 2014, the FASB issued ASU 2014-15, "Presentation of Financial Statements-Going concern (Subtopic 205-40) which provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes. This guidance in ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. The Company does not expect that the adoption will have a material impact on its consolidated financial statements.

In November 2014, FASB issued Accounting Standards Update No. 2014-16, Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity (a consensus of the FASB Emerging Issues Task Force).The amendments permit the use of the Fed Funds Effective Swap Rate (also referred to as the Overnight Index Swap Rate, or OIS) as a benchmark interest rate for hedge accounting purposes. Public business entities are required to implement the new requirements in fiscal years (and interim periods within those fiscal years) beginning after December 15, 2015. All other types of entities are required to implement the new requirements in fiscal years beginning after December 15, 2015, and interim periods beginning after December 15, 2016. The Company does not expect the adoption of ASU 2014-16 to have a material impact on its consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02 "Consolidation (Topic 810): Amendments to the Consolidation Analysis." ASU 2015-02 changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. It is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. The Company is currently in the process of evaluating the impact of the adoption of ASU 2015-02 on its consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03 “Simplifying the Presentation of Debt Issuance Costs”, which changes the presentation of debt issuance costs in the financial statements. ASU 2015-03 requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. The guidance is effective for annual reporting periods beginning after December 15, 2016, with early adoption permitted. The guidance will be applied retrospectively to each period presented. The adoption of this standard update is not expected to have any impact on the Company's financial statements.

In July 2015, the FASB issued ASU 2015-11, Inventory, which requires an entity to measure inventory within the scope at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The effective date for the standard is for fiscal years beginning after December 15, 2016. Early adoption is permitted. The Company does not expect the adoption of ASU 2015-11 to have a material impact on its consolidated financial statements.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. To simplify the accounting for adjustments made to provisional amounts recognized in a business combination, the amendments eliminate the requirement to retrospectively account for those adjustments. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. For all other entities, the amendments in this update are effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. The amendments should be applied prospectively to adjustments to provisional amounts that occur after the effective date with earlier application permitted for financial statements that have not been issued. The Company does not expect the adoption of ASU 2015-16 to have a material impact on its consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amount expressed in United States Dollars (“US$”), except for number of shares or stated otherwise)

4.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	As of October 31,
	2015	2014

Freehold plantation land	$7,845,805	$7,845,805
Leasehold land under development	4,276,764	4,276,764
Freehold land under development	18,091,173	18,091,173
Freehold land and land improvement for rental purpose commercial building	15,191,123	15,191,123
Building structure and improvements	15,857,410	15,857,410
Office furniture, fixture and equipment	125,631	123,798
Motor vehicles	166,047	166,047
Foreign translation difference	(17,096,349)	(2,214,927)
	44,457,604	59,337,193
Less: accumulated depreciation	(1,928,852)	(1,342,435)
Less: foreign translation difference	515,809	165,940
Property, plant and equipment, net	$43,044,561	$58,160,698

Depreciation expense for the years ended October 31, 2015 and 2014 amounted to $590,757 and $696,133, respectively.

As of October 31, 2015 and 2014, the Company has one motor vehicle under finance lease with a carrying value of $5,625 and $10,640, respectively.

Both commercial buildings in Kuala Lumpur, Malaysia are pledged against the bank loans (Notes 7 and 8).

In April 2015, the Company’s development order regarding the development of 21.8921 hectares (54.10 acres) leasehold land located in Puncak Alam, Malaysia was approved by the Kuala Selangor District Council. The approved order allows the Company to proceed with its plans to construct its Shah Alam 2 Eco Residential Development project.

To date, the Company is in the process of preparing the building plans and conversion of land use for which the Company expects to receive approvals by the third calendar quarter of 2016. The Company intends to commence construction in the fourth calendar quarter of 2016 and complete construction by the end of calendar 2021.

5.	AMOUNTS DUE TO RELATED PARTIES

	As of October 31,
	2015	2014
Current portion:
Amount due to a related party, unsecured, interest-free and repayable on demand, Mr. Pua Wooi Khang, a subsidiary’s former director	$180,316	$180,197

Non-current portion:
Amount due to a related party, unsecured, interest-free and not expected to be repaid in the next twelve months Mr. Weng Kung Wong, the Company’s director	$2,071,183	$3,851,394

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amount expressed in United States Dollars (“US$”), except for number of shares or stated otherwise)

6.	ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consist of the following:

	As of October 31,
	2015	2014
Accrued operating expenses	$115,883	$184,842
Accrued interest expense	57,957	17,369
Potential tax penalty liability (Note 12)	135,000	110,000
Other payable	60,320	28,027
	$369,160	$340,238

7.	BANK LOANS

	As of October 31,
	2015	2014
Bank loans from financial institutions in Malaysia,
Bank of China (Malaysia) Berhad	$8,692,957	$–
Hong Leong Bank Berhad	–	11,787,157
RHB Bank Berhad	2,186,990	2,908,145
	10,879,947	14,695,302
Less: current portion	(768,529)	(643,544)
Bank loans, net of current portion	$10,111,418	$14,051,758

15 Story Bank Loan

In December 2012, the Company, through PGCG Assets obtained a loan in the principal amount of RM41,000,000 from Hong Leong Bank Berhad, a financial institution in Malaysia to finance the acquisition of a fifteen story office building property, which bears interest at a rate of 1.75% per annum over the lending rate, variable rate quoted by the bank, with 180 monthly installments over a period of 15 years and will mature on January 31, 2028. The outstanding amount was fully repaid by a new loan of RM40,000,000 refinanced by Bank of China (Malaysia) Berhad in December 2014, which bears interest at a rate of 1% per annum over the lending rate, currently 6.85% per annum, with 120 monthly installments of RM476,898 each (including interests) over a period of 10 years or until full settlement and will mature in December 2024. The cost of funds was 7.85% per annum for the year ended October 31, 2015

The loan from Bank of China (Malaysia) Berhad is secured by the first party charge over 15-story commercial office building “Menara CMY” in Kuala Lumpur, Malaysia, deed of assignment of rental proceeds over the rights and interest to the rental of the 15-story commercial office building and is personally guaranteed by the director and chief executive officer of the Company, Mr. Weng Kung Wong and a subsidiary of the Company, UHT. The loan is also secured by a debenture incorporating fixed and floating charge for RM55 million plus interest thereon over the assets of PGCG Assets. The cost of funds was 7.85% per annum for the year ended October 31, 2015.

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

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amount expressed in United States Dollars (“US$”), except for number of shares or stated otherwise)

The loan is secured by the 12-story commercial office building “Megan Avenue” in Kuala Lumpur, Malaysia and is personally guaranteed by the director and chief executive officer of the Company, Mr. Weng Kung Wong and a director of the Company’s subsidiary, Mr. Kok Wai Chai and a subsidiary of the Company, UHT. The cost of funds was 4.95% per annum for the year ended October 31, 2015.

As of October 31, 2015, the minimum future payments of the aggregate bank loans in the next five years and thereafter are as follows:

Year ending October 31:
2016	$768,529
2017	824,304
2018	883,165
2019	947,275
2020	1,016,245
Thereafter	6,440,429

Total:	$10,879,947

8.	SHORT-TERM BANK BORROWINGS

The revolving line of credit was granted concurrent with the term loans and pursuant to the same facility letter (see Note 7) by Bank of China (Malaysia) Berhad to the Company, which provided for up to RM15,000,000 (equal to $3,491,620) for its working capital purpose. The line bears interest at an annual rate of 1.5% above the bank’s cost of funds on a daily basis. The line is repayable on demand or at rollover options of 1, 3, 6 & 12 months. The effective interest rate was 5.18% per annum for the year ended October 31, 2015.

The aggregate outstanding under the revolving line of credit were $3,491,620 at October 31, 2015.

9.	OBLIGATION UNDER FINANCE LEASE

The Company purchased a motor vehicle under a finance lease agreement with the effective interest rate of 3.70% per annum, due through April 8, 2018, with principal and interest payable monthly. The obligation under the finance lease is as follows:

	As of October 31,
	2015	2014

Finance lease	$6,193	$11,335
Less: interest expense	(960)	(1,764)

Net present value of finance lease	$5,233	$9,571

Current portion	$2,096	$2,737
Non-current portion	3,137	6,834

Total	$5,233	$9,571

As of October 31, 2015, the maturities of the finance lease for each of the three years are as follows:

Years ending October 31:
2016	$2,096
2017	2,096
2018	1,041

Total	$5,233

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amount expressed in United States Dollars (“US$”), except for number of shares or stated otherwise)

10.	STOCKHOLDERS’ EQUITY

As of October 31, 2015 and 2014, the number of shares of the Company’s common stock issued and outstanding was 512,682,393 shares. There are no shares of preferred stock issued and outstanding.

11.	NET LOSS PER SHARE

Basic net loss per share is computed using the weighted average number of common stock outstanding during the year. Diluted net loss per share is computed using the weighted average number of common stock outstanding and common stock equivalents during the year.

The following table sets forth the computation of basic and diluted net loss per share attributable to Prime Global Capital Group Incorporated stockholders:

	Years ended October 31,
	2015		2014
Basic and diluted net loss attributable to Prime Global Capital Group Incorporated stockholders:
Numerator:
- Net loss attributable to Prime Global Capital Group Incorporated stockholders	$(1,554,500)		$(1,389,106)

Denominator:
Weighted average shares outstanding attributable to Prime Global Capital Group Incorporated stockholders – Basic and diluted	512,682,393		512,682,393
Net loss per share attributable to Prime Global Capital Group Incorporated stockholders – Basic and diluted	(0.00	)*	$(0.00	)*

* Denotes less than $0.01 per share

12.	INCOME TAXES

The local (United States) and foreign components of loss before income taxes were comprised of the following:

	Years ended October 31,
	2015	2014
Tax jurisdictions from:
– Local	$(180,793)	$(222,375)
– Foreign, representing:
BVI	–	–
Malaysia	(762,746)	(764,841)
Hong Kong	(1,093)	(115)
The PRC	(11,861)	(339,479)
Loss before income taxes	$(956,493)	$(1,326,810)

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amount expressed in United States Dollars (“US$”), except for number of shares or stated otherwise)

Provision for income taxes consisted of the following:

	Years ended October 31,
	2015	2014
Current:
– Local	$–	$–
– Foreign, representing:
BVI	–	–
Malaysia	426,357	9,994
Hong Kong	–	–
The PRC	(2,557)	–

Deferred:
– Local	–	–
– Foreign	213,141	–
Income tax expense	$636,941	$9,994

The effective tax rate in the years presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. During the years presented, the Company has a number of subsidiaries that operates in different countries and is subject to tax in the jurisdictions in which it subsidiaries operate, as follows:

United States of America

PGCG is registered in the State of Nevada and is subject to United States of America tax law. As of October 31, 2015 and 2014, the operations in the United States of America incurred $467,838 and $262,045, respectively of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carry forwards begin to expire in 2031, if unutilized. As of October 31, 2015, the Company has provided for a full valuation allowance of $163,743 (2014:$91,716) against the deferred tax assets on the expected future tax benefits from the net operating loss carry forwards as the management believes it is not likely that these assets will not be realized in the future.

The Company has adopted ASC 740-10 “Accounting for Income Taxes” and recorded a liability for an uncertain income tax position, tax penalties and any imputed interest thereon. The amount, recorded as an obligation in accrued liabilities and other payables, is $135,000 and $110,000 (Note 6) at October 31, 2015 and 2014, respectively, in respect of potential tax penalty of the late filing of IRS return.

British Virgin Islands

Under the current BVI law, the Company’s subsidiaries are not subject to tax on income. No provision for income tax is required due to operating loss incurred.

Hong Kong

Max Trend is subject to Hong Kong Profits Tax, which is charged at the statutory income rate of 16.5% on its assessable income. No provision for income tax is required due to operating loss incurred. As of October 31, 2015, the Company has provided for a full valuation allowance against the deferred tax assets of $1,065 (2014:$884) on the expected future tax benefits from the net operating loss carry forwards as the management believes it is not likely that these assets will be realized in the future.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amount expressed in United States Dollars (“US$”), except for number of shares or stated otherwise)

The PRC

SMTG is subject to the Corporate Income Tax governed by the Income Tax Law of the People’s Republic of China with a unified statutory income tax rate of 25%. No provision for income tax is required due to operating loss incurred during the years ended October 31, 2015 and 2014. A reconciliation of loss before income taxes to the effective tax rate as follows:

	Years ended October 31,
	2015	2014
Loss before income taxes	$(11,861)	$(339,479)
Statutory income tax rate	25%	25%
Income tax at statutory tax rate	(2,965)	(84,870)

Tax effect of non-deductible expenses	–	76,722
Tax effect of non-taxable income	–	(35,089)
Over-provision in prior years	(2,557)	–
Net operating loss	2,965	43,237
Income tax credit	$(2,557)	$–

Malaysia

All of the Company’s subsidiaries operating in Malaysia are subject to the Malaysia Corporate Tax Laws at a progressive income tax rate of 20% (for Company with paid up capital not more than RM2.5 million and on the first RM 500,000 income) and 25% (on all income for Company with paid up capital more than RM2.5 million and on the remaining balance of income after the first RM500,000 income charged at 20% for Company with paid up capital not more than RM2.5 million) on the assessable income for its tax year. A reconciliation of loss before income taxes to the effective tax rate as follows:

	Years ended October 31,
	2015	2014
Loss before income taxes	$(762,746)	$(742,825)
Statutory income tax rate	25%	20%
Income tax at statutory tax rate	(190,687)	(148,565)

Tax effect of non-deductible expenses	166,428	139,226
Tax effect of different tax rate	8,593	–
Tax effect of non-business source rental income
- under-provision in prior year	213,141	–
- current year	154,789	–
Under-provision in prior years	271,568	–
Net operating loss	15,666	19,333
Income tax expense	$639,498	$9,994

In fiscal 2014, for Malaysian Tax purposes, rental income at “Megan Avenue” and “Menara CMY” was deemed as a business source and income tax provision was calculated as such. During fiscal 2015, the Company revisited the facts and circumstances and determined that rental income should be more appropriately taxed as a non-business source under Section 4(d) of the Income Tax Act.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amount expressed in United States Dollars (“US$”), except for number of shares or stated otherwise)

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of October 31, 2015 and 2014:

	As of October 31,
	2015	2014
Deferred tax assets:
Capital loss	$6,359	$44,199
Net operating loss carry forwards
- United States of America	163,743	91,716
- Malaysia	183,405	129,899
- Hong Kong	1,065	884
- PRC	–	19,197
Total deferred tax assets	354,572	285,895
Less: valuation allowance	(354,572)	(285,895)
Deferred tax assets	$–	$–
Deferred tax liabilities, current
Rental concession	$6,401	$–
Deferred tax liabilities - non-current
Property, plant and equipment	$2,691	$–
Rental concession	179,770	–
	$182,461	$–

13.	PENSION PLAN

The Company is required to make contribution on behalf of its employees under a government-mandated defined contribution pension scheme for its eligible full-time employees in Malaysia. The Company is required to contribute a specified percentage of the participants’ relevant income based on their ages and wages level. The total contributions made by the Company were $41,928 and $56,753 for the years ended October 31, 2015 and 2014, respectively.

14.	RELATED PARTY TRANSACTIONS

Significant transactions with related parties during the years presented were summarized as follows:

	Years ended October 31,
	2015	2014
Rent expense
- Related party A	$–	$7,704

Related party A is under common control of Mr. Weng Kung Wong, the director and chief executive officer of the Company.

These related party transactions are generally transacted in an arm-length basis at the current market value in the normal course of business.

15.	SEGMENT INFORMATION

(a) Business segment reporting

During the years ended October 31, 2015 and 2014, the Company operated two reportable business segments, as defined by ASC Topic 280:

•	Plantation business – oil palm and durian plantation in Malaysia
•	Real estate business – acquisition and development of commercial and residential real estate properties in Malaysia

In December 2014, the Company decided to discontinue the software business in Malaysia and concentrate its resource to develop the real estate business. No revenue or expenses were incurred in the software business during the years ended October 31, 2015 and 2014.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amount expressed in United States Dollars (“US$”), except for number of shares or stated otherwise)

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 3). The Company had no inter-segment sales for the years presented. Summarized financial information concerning the Company’s reportable segments is shown as below:

	Year ended October 31, 2015
	Plantation Business	Real Estate Business	Corporate	Total

Revenues, net	$156,642	$1,791,691	$–	$1,948,333
Less: inter-company revenues	–	(28,590)	–	(28,590)
Revenues from external customers	156,642	1,763,101	–	1,919,743
Cost of revenues	(83,728)	(656,139)	–	(739,867)
Gross profit	72,914	1,106,962	–	1,179,876
Depreciation	19,033	550,051	21,673	590,757
Net income (loss)	33,901	(809,267)	(818,068)	(1,593,434)
Total assets	5,850,588	40,772,138	463,857	47,086,583
Expenditure for long-lived assets	$16,110	$301,354	$1,181	$318,645

	Year ended October 31, 2014
	Plantation Business	Real Estate Business	Corporate	Total

Revenues, net	$286,931	$2,039,967	$–	$2,326,898
Less: inter-company revenues	–	(19,285)	–	(19,285)
Revenues from external customers	286,931	2,020,682	–	2,307,613
Cost of revenues	(170,215)	(830,256)	–	(1,000,471)
Gross profit	116,716	1,190,426	–	1,307,142
Depreciation	18,209	635,387	42,537	696,133
Net loss	(317,826)	(172,666)	(846,312)	(1,336,804)
Total assets	7,637,204	53,397,873	137,060	61,172,137
Expenditure for long-lived assets	$30,801	$25,907	$37,267	$93,975

All long-lived assets are located in Malaysia.

(b) Geographic segment reporting

In respect of geographical segment reporting, all sales in 2015 and 2014 were made to Malaysia, based on the country in which the customer is located.

As of October 31, 2015, the amount of net assets held by a PRC subsidiary was $74,595, of which approximately $67,000 is free of restriction and $7,595 is restricted.

As of October 31. 2014, the amount of cash held by our PRC subsidiary was $113,309. As of October 31, 2014 the amount of net assets held by our PRC subsidiary was $86,156, of which approximately $78,000 is free of restriction and $8,156 is restricted.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amount expressed in United States Dollars (“US$”), except for number of shares or stated otherwise)

16.	CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a) Major customers

For the years ended October 31, 2015 and 2014, the customer who accounted for 10% or more of the Company’s revenues is presented as follows:

		Year ended October 31, 2015		October 31, 2015
	Business segment	Revenues	Percentage of revenues	Trade accounts receivable
Customer B	Real estate	$1,729,560	90%	$102,421

		Year ended October 31, 2014		October 31, 2014
	Business segment	Revenues	Percentage of revenues	Trade accounts receivable
Customer B	Real estate	$1,833,316	79%	$133,763
Customer C	Plantation	286,931	13%	11,629

(b) Major vendors

For the years ended October 31, 2015 and 2014, the vendor who accounted for 10% or more of the Company’s purchases is presented as follows:

	Year ended October 31, 2015		October 31, 2015
	Purchase	Percentage of purchase	Trade accounts payable
Vendor D	$45,794	55%	$–
Vendor E	17,995	21%	–

	Year ended October 31, 2014		October 31, 2014
	Purchase	Percentage of purchase	Trade accounts payable
Vendor D	$53,717	32%	$–
Vendor F	37,709	22%	–

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

(d) Interest rate risk

The Company’s exposure to interest rate risk primarily relates to the interest income generated from excess cash invested in time deposits, and interest expense incurred on bank borrowings. The Company has not used derivative financial instruments in its investment portfolio in order to reduce this risk. The Company has not been exposed nor does it anticipate being exposed to material risks due to changes in interest rates.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amount expressed in United States Dollars (“US$”), except for number of shares or stated otherwise)

(e) Exchange rate risk

The reporting currency of the Company is US$. To date the majority of the revenues and costs are denominated in MYR and RMB, and a significant portion of the assets and liabilities are denominated in MYR and RMB. As a result, the Company is exposed to foreign exchange risk as its revenues and results of operations may be affected by fluctuations in the exchange rate between US$, MYR and RMB. If MYR and RMB depreciates against US$, the value of MYR and RMB revenues and assets as expressed in US$ financial statements will decline. The Company does not hold any derivative or other financial instruments that expose to substantial market risk.

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

17.	COMMITMENTS AND CONTINGENCIES

(a) Operating lease commitments

As of October 31, 2015, the Company occupied its own building premises and has no significant future minimum rental payments due under various operating leases in the next twelve months.

Aggregate rent expenses for the years ended October 31, 2015 and 2014 were $nil and $7,704, respectively.

(b) Capital commitment

As of October 31, 2015, the Company does not have any significant capital commitments.

(c) Indemnification agreement

The Company entered into an indemnification agreement with each of its independent directors, pursuant to which the Company agreed to indemnify the independent directors against expenses, judgments, fines, penalties or other amount actually and reasonably incurred by the independent directors in connection with any proceeding if the independent directors acted in good faith and in the best interests of the Company.

18.	SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after October 31, 2015 up through January 29, 2016 of these consolidated financial statements. During the period, the Company did not have any material recognizable subsequent events.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

The disclosure required under this section was previously reported as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, on a Current Report on Form 8-K filed with the Securities and Exchange Commission on June 10, 2015.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in “Internal Control — Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of October 31, 2015.

Crowe Horwath (HK) CPA Limited, an independent registered public accounting firm, has audited the consolidated financial statements included in this Form 10-K and, as part of the audit, has issued a report, included herein, on the effectiveness of our internal control over financial reporting as of October 31, 2015.

Changes in Internal Control over Financial Reporting

During the fourth quarter of fiscal 2015, there were no changes in the internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position
Weng Kung Wong	43	Chief Executive Officer and Director
Liong Tat Teh	56	Chief Financial Officer and Director
Sek Fong Wong	37	Secretary
Amiruddin Bin Che Embi	69	Director
James E. Scheifley	67	Director
Ham Poh Chai	35	Director

Weng Kung Wong, age 43, our Chief Executive Officer and Director since November 15, 2010, founded Mobile Wallet Sdn. Bhd., MWSB, one of the first Malaysian m-commerce companies, in 2004 and currently serves as its Executive Director and Chief Executive Officer. Prior to founding MWSB, Mr. Wong served as an Agency Unit Manager of MAA Insurance from April, 2001 to November, 2003. From January, 2000 to April, 2001, he was the Marketing Director of Spider Holding Sdn. Bhd., an herb products distribution company. Mr. Wong began his professional career in 1995 with Forever Living Products, a health products multilevel marketing company, where he spent four years in positions of accelerating responsibility in the areas of business development and marketing. Mr. Wong obtained a bachelor’s degree in Management Information Systems from the National Central University of Taiwan in 1995. As our Chief Executive Officer, Mr. Wong brings to our Board of Directors knowledge of our operations and history, business leadership, corporate strategy and entrepreneurial expertise.

Liong Tat Teh, age 56, our Chief Financial Officer and Director since November 15, 2010, has more than 28 years of professional accounting and financial experience. Mr. Teh is currently the Financial Controller of MW Group, a now dormant company. Prior to joining MW Group in February 2008, Mr. Teh served as the Financial Controller of Ikhmas Jaya Sdn. Bhd., a construction and civil engineering company, from February 1995 to January 2008. From June 1993 to February 1995, Mr. Teh was a Group Accountant of Mitrajaya Holding Bhd., a construction engineering company. Prior to joining Mitrajaya Holding Bhd., Mr. Teh was a Finance Manager for Vorwerk (M) Sdn. Bhd., a Malaysian subsidiary of Vorwerk International based in Germany, a distributor of household appliances, from December, 1992 to June, 1993. From March 1989 to December 1992, Mr. Teh worked as Accountant at Tasima Footwear Sdn Bhd. Mr. Teh graduated from Kolej Tunku Abdul Rahman Malaysia in 1983 with a Diploma in Cost and Management Accounting, and attained a fellowship at the Chartered Institute of Management Accountants of United Kingdom. Mr. Teh has been a Chartered Accountant registered with Malaysian Institute of Accountants since 1995. Mr. Teh brings to the Board of Directors business leadership, corporate strategy, accounting and financial expertise.

Sek Fong Wong, age 37, joined us as our Secretary on November 15, 2010. She is also the Assistant Administration Manager of MWPAY Sdn. Bhd., the marketing and distribution arm of Mobile Wallet Group. She served as our director from November 15, 2010 to April 12, 2012. Prior to joining MWPAY, Ms. Wong served as the Personal Assistant of Bioworld Resource Sdn. Bhd., a multilevel marketing arm of CEEBEE Groups of companies, promoting health food from September 2005 to April 2008. From August 2000 to September 2005, Ms. Wong was actively involved in Gerakan Belia Bersatu Malaysia (GBBM), a youth movement NGO. She is a Central Committee Member of GBBM and represents the country of Malaysia in various conferences and activities located in Malaysia and elsewhere. Miss Wong received a bachelor’s degree in Chemistry and Biology from Kolej Tunku Abdul Rahman Malaysia in 2000.

Amiruddin Bin Che Embi, aged 69, joined our Board of Directors on April 12, 2012. He is the President of the Malaysian Rugby Union and Kedah Rugby Union and the Honorary Secretary of the Royal Kedah Club. Since December 2009, he has served on the board of directors of Etika Kawalan Sdn. Bhd., a security solutions company. From 2005 to 2009, Mr. Embi served on the board of directors of Tahan Insurance Malaysia Berhad. Dato’ Amir led an illustrious career at the Royal Malaysian Police for 37 years before retiring in 2004. He has been recognized with numerous medals, honors and awards for his contributions to the state, including: Pingat Jasa Kebaktian (PJK) (1975); Pingat Cemerlang Kedah (PCK) (1976); Ahli Mangku Negara (AMN) (1978); Bintang Cemerlang Kedah (BCK) (1983); Pingat Kelakuan Terpilih (PKT) (1989); Pingat Setia Kelantan (PSK) (1997); Dato’ Setia Pangkuan Negeri (DSPN) (1998); Dato’ Setia DiRaja Kedah (DSDK) (2000); Pahlawan Setia Pasukan Polls (PSPP) (2001); Dato’ Pahlawan Tamin Sari (DPTS) (2002); and Darjah Gemilang Mahkota Kedah (2008). Dato’ Amir brings to the Board of Directors his deep insight, knowledge and experience in working with numerous governmental agencies and experience and service of serving on other boards.

James E. Scheifley, aged 67, joined our Board of Directors on July 30, 2015. He has served as the founding partner of James E. Scheifley & Associates P.C., an accounting and advisory firm, where he audits small to medium sized public companies, since 1982. Prior to that time, Mr. Scheifley served as the Chief Financial Officer, comptroller and or director of several public companies from 1978 to 2005, including Scott’s Liquid Gold, SciPro, Inc., and Redneck Foods, Inc.. Mr. Scheifley received his Bachelor of Science in accounting from LaSalle University in 1969. Mr. Scheifley brings to the Board of Directors accounting, auditing, finance, tax and public company experience.

Poh Chai Ham, 35, joined our Board of Directors on November 1, 2013. He is a partner at Leong & Co., and specializes in contract and banking law.  Poh Chai Ham joined Leong & Co. since December 2011. Prior to that time, Poh Chai Ham was in full time study for his law degree. Poh Chai Ham received his L.L.B. law degree (with honors) from Multimedia University, Ayer Keroh Melaka in 2011.  Upon graduation, Poh Chai Ham chambered with Leong & Co. Upon completion of his pupilage, Poh Chai Ham was admitted as an Advocate & Solicitor of the High Court of Malaya in 2013. Thereafter he became a partner in Leong & Co. Poh Chai Ham brings to the Board of Directors legal insight and expertise in contract and banking law.

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

Board Committees

The members of each of our Compensation, Audit, and Nominations and Corporate Governance committees are comprised of our three independent directors: Dato’ Amiruddin Bin Che Embi, James E. Scheifley and Poh Chai Ham. Dato’ Wira Amiruddin, Mr. Scheifley and Poh Chai Ham were appointed to serve as the Chairman or Chairperson, as applicable, of the Compensation Committee, the Audit Committee and the Nominations and Corporate Governance Committee, respectively. James E. Scheifley serves as the Audit Committee financial expert as defined in Item 407(d)(5) of Regulation S-K promulgated under the Securities Act. Copies of the charters for each of the Compensation, Audit and Nominations and Corporate Governance Committees are filed as Exhibits 99.1, 99.2 and 99.3, respectively.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended October 31, 2015, and up to the date of this proxy statement, our officers, directors and greater than 10% percent beneficial owners timely filed all reports required by Section 16(a) of the Securities Exchange Act.

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

Each of our named executive officers is eligible for consideration for a discretionary cash bonus. The Chief Executive Officer makes recommendations regarding bonus awards for the named executive officers and the Compensation Committee provides the bonus recommendation for the Chief Executive Officer. However, the Compensation Committee has sole and final authority and discretion in designating to whom awards are made, the size of the award, if any, and its terms and conditions. The bonus recommendation for each of the named executive officers depends on a number of factors, including (i) the performance of the Company for the year, (ii) the satisfaction of certain individual and corporate performance measures, and (iii) other factors which the Compensation Committee may deem relevant. The Company did not award any cash bonuses during fiscal year 2015.

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

Accordingly, we encourage, but do not insist on, executive ownership of our common stock. Methods of supporting ownership include turning to executives to support the financing needs of the Company. We have historically allowed our named executives to participate in private placements of the Company’s securities on the same terms and conditions as other investors. During fiscal year 2012, our Chief Executive Officer invested approximately US$20,890,272 into the Company resulting in a beneficial ownership of 54,811,085 shares of common stock, or approximately 10.69% of our issued and outstanding common stock. We believe that this practice achieves the dual goals of meeting the Company’s financing needs and aligning our executives’ interests with the interests of our stockholders.

We have not timed nor do we plan to time our release of material non-public information for the purpose of affecting the value of executive compensation.

Summary Compensation Table

The following summary compensation table sets forth the aggregate compensation we paid or accrued during the fiscal years ended October 31, 2015 and 2014 to (i) our Chief Executive Officer (principal executive officer), (ii) our Chief Financial Officer (principal financial officer), (iii) our three most highly compensated executive officers other than the principal executive officer and the principal financial officer who were serving as executive officers on October 31, 2015, whose total compensation was in excess of $100,000, and (iii) up to two additional individuals who would have been within the two-other-most-highly compensated but were not serving as executive officers on October 31, 2015.

Name and Principal Position	Year	Salary (1)	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total(1)
Weng Kung Wong	2015	$90,758	$0	$0	$0	$0	$0	0	$90,758
Chief Executive Officer and President	2014	$104,949	$0	$0	$0	$0	$0	0	$104,949

Liong Tat Teh	2015	$36,883	$0	$0	$0	$0	$0	$0	$36,883
Chief Financial Officer	2014	$42,280	$0	$0	$0	$0	$0	$0	$42,280

(1)	All cash compensation was paid in Malaysian Ringgit, our functional currency. The Malaysian Ringgit was converted into United States Dollars using the exchange rate prevailing at the dates of payment at an average annualized rate of 3.7524and 3.2450 for fiscal years ended October 31, 2015 and 2014, respectively.

Narrative disclosure to Summary Compensation Table

Each of our executive officers are parties to an employment agreement with UHT, our subsidiary, dated July 19, 2011, or the Employment Agreements. Pursuant to the terms of the Employment Agreements, the executive officers will receive the annual base salaries set forth below, retroactive July 1, 2011:

Name	Annual Salary
Weng Kun Wong	MYR 340,560 or US$90,758
Liong Tat Teh	MYR 138,400 or US$36,883
Sek Wong Fong	MYR 46,200 or US$12,312

Each executive officer may terminate his or her respective employment agreement by giving two months prior written notice or, in lieu of such notice, electing to immediately terminate and receive a sum equal to two month salary. UHT may terminate each Employment Agreement by giving 24 hours prior written notice in the event of any gross misconduct, criminal activities committed by the employee, or serious default or breach by the employee of any terms of his or her respective employment agreement or the rules and regulations of UHT.

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

Equity Awards

There are no options, warrants or convertible securities outstanding. At no time during the last fiscal year with respect to any of any of our executive officers was there:

•	any outstanding option or other equity-based award repriced or otherwise materially modified (such as by extension of exercise periods, the change of vesting or forfeiture conditions, the change or elimination of applicable performance criteria, or the change of the bases upon which returns are determined);
•	any waiver or modification of any specified performance target, goal or condition to payout with respect to any amount included in non-stock incentive plan compensation or payouts;
•	any option or equity grant;
•	any non-equity incentive plan award made to a named executive officer;
•	any nonqualified deferred compensation plans including nonqualified defined contribution plans; or
•	any payment for any item to be included under All Other Compensation in the Summary Compensation Table.

Director Compensation Table

The following director compensation table sets forth the aggregate compensation we paid or accrued during the fiscal year ended October 31, 2015:

Name	Fees earned or paid in cash* ($)		Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Change in pension value and nonqualified deferred compensation earnings	All other compensation ($)	Total ($)
(a)	(b)		(c)	(d)	(e)	(f)	(g)	(h)
Amiruddin Bin Che Embi	$9,594	*	–	–	–	–	–	$9,594

Peijin W. Hoppe**	$22,500		–	–	–	–	–	$22,500

James E. Scheifley	$7,500		–	–	–	–	–	$7,500

Ham Poh Chai	$9,594	*	–	–	–	–	–	$9,594

*	All fees were paid in Malaysian Ringgit, our functional currency. The Malaysian Ringgit was converted into United States Dollars using the exchange rate prevailing at the dates of payment at an average annualized rate of 3.7524 for fiscal year ended October 31, 2015.
**	Peijin W. Hoppe declined to stand for reelection to our Board of Directors and ceased service July 29, 2015.

Narrative disclosure to Director Compensation Table

During our fiscal year ended October 31, 2015, we did not provide compensation to any of our employee directors for serving as our director. We currently have no formal plan for compensating our employee directors for their services in their capacity as directors, although we may elect to issue stock options to such persons from time to time.

Non-Employee Director Fees

Our Compensation Committee and Board determines the form and amount of compensation for our non-employee directors based on informal surveys of similar companies and the amount necessary to attract and retain such directors. Directors who are residents of Malaysia receive a monthly retainer in the amount of RM3,000. Mr. Scheifley, our director who is a U.S. resident, receives a monthly retainer in the amount of $2,500. All directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our Board of Directors. Our Compensation Committee may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director.

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

Compensation Committee Interlocks and Insider Participation

Dato’ Amiruddin Bin Che Embi, James E. Scheifley and Poh Chai Ham served on our Compensation Committee during fiscal year ended October 31, 2015. During her tenure on our Board of Directors, Peijin Wu Hoppe served on our Compensation Committee. Ms. Hoppe left our board on July 29, 2015.

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

James E. Scheifley

Poh Chai Ham

ITEM 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of January 25, 2016 certain information with regard to the record and beneficial ownership of the Company’s common stock by (i) each person known to the Company to be the record or beneficial owner of more than 5% of the Company’s common stock, (ii) each director of the Company, (iii) each of the named executive officers, and (iv) all executive officers and directors of the Company as a group:

Name of Beneficial Owner	Amount (number of shares)	Percentage of Outstanding Shares of Common Stock
Weng Kung Wong (1)	54,811,085	10.69%
Liong Tat Teh (1)	36,870	* %
Dato’ Amiruddin Bin Che Embi (1)	0
James E. Scheifley (1)	0
Poh Chai Ham (1)	0
All executive officers and directors as a group (six persons)	54,866,390	10.70%

*	Less than 1%.
(1)	Except as otherwise indicated, the address of each beneficial owner is c/o Prime Global Capital Group Incorporated, E-5-2, Megan Avenue 1, Block E, Jalan Tun Razak, 50400 Kuala Lumpur, Malaysia.
(2)	Applicable percentage ownership is based on 512,682,393 shares of common stock outstanding as of January 25, 2016, together with securities exercisable or convertible into shares of common stock within 60 days of January 25, 2016. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that a person has the right to acquire beneficial ownership of upon the exercise or conversion of options, convertible stock, warrants or other securities that are currently exercisable or convertible or that will become exercisable or convertible within 60 days of January 25, 2016 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the number of shares beneficially owned and percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

ITEM 13.   Certain Relationships and Related Transactions, and Director Independence.

Escrow Arrangement with Peijin Wu Hoppe

We are party to an escrow agreement dated July 7, 2014, with Peijin Wu Hoppe, our former director, pursuant to which we agreed to deposit One Hundred Thousand Dollars on an annual basis in an escrow account up to an aggregate of Five Hundred Thousand Dollars. The funds will be used to finance our indemnification obligations, if any, to Ms. Hoppe under our director retainer agreement with Ms. Hoppe. Unless earlier terminated in accordance with its terms, the escrow agreement expires upon the seventh anniversary of the termination of Ms. Hoppe’s director retainer agreement, or July 29, 2022.  Our legal counsel, Chen-Drake Law Group, PC serves as the escrow agent at an annual fee of $3,000.

As of the date of this report, we have deposited Two Hundred Thousand Dollars into the escrow account and expect to reach the full Five Hundred Thousand Dollar balance by May 2018. After the escrow balance reaches Five Hundred Thousand Dollars, we will be obligated to make additional deposits to ensure that the escrow balance is maintained at or above Five Hundred Thousand Dollars during the term of the escrow agreement.

The foregoing description of the escrow agreement is qualified in its entirety by reference to such agreement, which is filed as Exhibit 10.11, to this Annual Report and is incorporated herein by reference.

Transactions With Weng Kung Wong, Wooi Khang Pua and Kok Wai Chai

As of October 31, 2015, we obtained from Weng Kung Wong, our Chief Executive Officer and director, several unsecured, interest-free advances which, together with prior advances, have an aggregate principal amount of approximately $2,071,183. The advances are not expected to be repayable within the next twelve months. We repaid approximately $1,051,548 during fiscal year ended October 31, 2015.

As of October 31, 2015, we obtained from Wooi Khang Pua, UHT’s former director, several unsecured, interest-free temporary advances made to the Company with the aggregate principal amount of $180,316. The advances are repayable on demand.

Weng Kung Wong and Kok Wai Chai, UHT’s director, have jointly and severally guaranteed the repayment of the loan made by Hong Leong Bank Berhad to PGCG Assets in the principal amount of RM41,000,000 and the repayment of all financial commitments of PGCG Assets to such lender. This loan was obtained by PGCG Assets in connection with the acquisition of its fifteen story commercial building in Kuala Lumpur, Malaysia. The terms of this loan are more fully described in the Current Report on Form 8-K filed with the SEC on December 17, 2012.

Our loan with Hong Leong Bank Berhad was refinanced with a loan from the Bank of China (Malaysia) Berhad consisting of a revolving line of credit, or the RC, in the amount of RM15,000,000 and a term loan, or the TL, in the amount of RM40,000,000, for an aggregate of RM 55,000,000 in December 2014. This loan is personally guaranteed by Weng Kung Wong, our Chief Executive Officer and Director, and also guaranteed by UHT, our wholly owned subsidiary. The foregoing description of the loan with the Bank of China (Malaysia) Berhad is qualified in its entirety by reference to such agreement, which is filed as Exhibit 10.6, to this Annual Report and is incorporated herein by reference.

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

ITEM 14.   Principal AccountING Fees And Services.

Our Audit Committee has adopted certain pre-approval policies and procedures which are more fully described in Exhibit 99.4.

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

	Years ended October 31,
	2015	2014

Audit fees (1)	$73,000	79,000

Audit related fees (2)	28,000	28,000

Tax fees	–	–

All other fees	–	–

(1)	Audit Fees represent fees for professional services billed and to be billed in connection with the audit of our consolidated annual financial statements, the audit of the effectiveness of internal control over financial reporting and review of the quarterly financial statements and internal controls over financial reporting, and audit services in connection with statutory or regulatory filings, consents or other SEC matters.

B F Borgers CPA has billed us $6,000 and $79,000, in the aggregate, for the fiscal years ended October 31, 2015 and 2014, respectively, for audit services rendered. Crowe Horwath (HK) CPA Limited has billed us $67,000 and $nil in the aggregate for the fiscal years ended October 31, 2015 and 2014, respectively, for audit services rendered.

(2)	Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.” In fiscal 2015 and 2014, this category consisted of fees billed by HKCMCPA Company Limited in connection with compiling the Company’s financial statements for fiscal 2015 and 2014.

PART IV

ITEM 15.  Exhibits and Financial Statement Schedules.

The following documents are filed as part of this report:

(1)	Financial Statements

Financial Statements are included in Part II, Item 8 of this report.

(2)	Financial Statement Schedules

No financial statement schedules are included because such schedules are not applicable, are not required, or because required information is included in the consolidated financial statements or notes thereto.

(3)	Exhibits

Exhibit No.	Name of Exhibit
2.1	Articles of Exchange (1)
2.2	Share Exchange Agreement, dated December 6, 2010, by and between Home Touch Holding Company, on the one hand, and Union Hub Technology Sdn. Bhn., Wooi Khang Pua and Kok Wai Chai, on the other hand (2)
2.3	Share Exchange Agreement, dated January 26, 2009, by and between Home Touch Holding Company and Home Touch Limited (3)
3.1	Amended and Restated Articles of Incorporation (1)
3.2	Amended and Restated Bylaws (4)
4.1	Form of common stock certificate (1)
10.1	Common Stock Purchase Agreement, dated December 6, 2010, by and among Home Touch Holding Company, Home Touch Limited, Up Pride Investments Limited and Magicsuccess Investments Limited (2)
10.2	Tenancy Agreement, dated August 18, 2014, by and between PGCG Assets Holdings Sdn. Bhd. and Le Apple Boutique Hotel (KLCC) Sdn. Bhd. (5)
10.3	Letter of Appointment dated July 19, 2011, by and between Union Hub Technology Sdn. Bhd. and Weng Kung Wong (6)
10.4	Letter of Appointment dated July 19, 2011, by and between Union Hub Technology Sdn. Bhd. and Liong Tat Teh (6)
10.5	Letter of Appointment dated July 19, 2011, by and between Union Hub Technology Sdn. Bhd. and Sek Fong Wong (6)
10.6	Letter of Offer issued by the Bank of China (Malaysia) Berhad to PGCG Assets Holdings Sdn. Bhd. effective October 31, 2014 (7)
10.7	Offer Letter dated March 26, 2013, issued by RHB Bank Berhad with respect to four banking facilities in the aggregate principal amount of up to RM 3,452,000 (8)
10.8	Offer Letter dated March 26, 2013, issued by RHB Bank Berhad with respect to two banking facilities in the aggregate principal amount of up to RM 1,680,000 (8)
10.9	Offer Letter dated March 26, 2013, issued by RHB Bank Berhad with respect to six banking facilities in the aggregate principal amount of up to RM 4,708,000 (8)
10.10	Agreement for Rental of Oil Palm Land, by and between Virtual Setup Sdn. Bhd. and B J Bentong Trading dated September 21, 2015 (9)
10.11	Escrow Agreement dated July 7, 2014, by and among Chen-Drake Law Group, P.C. Prime Global Capital Group Incorporated, and Peijin Wu Hoppe.*
14	Code of Business Conduct and Ethics (10)
21	List of Subsidiaries*
24	Power of Attorney*
31.1	Certification of Chief Executive Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.*
31.2	Certification of Principal Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
99.1	Charter to Compensation Committee (11)
99.2	Charter to Audit Committee (11)
99.3	Charter to Corporate Governance Committee (11)
99.4	Audit Committee Pre-Approval Procedures
101.INS	XBRL Instance Document*
101.SCH	XBRL Schema Document*
101.CAL	XBRL Calculation Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*
101.LAB	XBRL Label Linkbase Document*
101.PRE	XBRL Presentation Linkbase Document*

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

(5) Incorporated by reference From Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange on August 18, 2014.

(6) Incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 19, 2011.

(7) Incorporated by referenced from our Current Report on Form 8-K filed with the Securities and Exchange Commission on November 3, 2014.

(8) Incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2013.

(9) Incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 23, 2015.

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

Prime Global Capital Group Incorporated
(Registrant)

By:	/s/Weng Kung Wong
Weng Kung Wong
Chief Executive Officer

Dated:	January 29, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Weng Kung Wong	Chief Executive Officer
Weng Kung Wong	and Director	January 29, 2016
(Principal Executive Officer)

/s/ Liong Tat Teh Liong Tat Teh	Chief Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)	January 29, 2016

/s/ Dato’ Amiruddin Bin Che Embi* Dato’ Amiruddin Bin Che Embi	Director	January 29, 2016

/s/ James E. Scheifley* James E. Scheifley	Director	January 29, 2016

/s/ Ham Poh Chai* Ham Poh Chai	Director	January 29, 2016

Representing all of the members of the Board of Directors.

* By	/s/ Liong Tat Teh
Liong Tat Teh
Attorney-in-Fact**

**	By authority of the power of attorney filed herewith

