Form 10-Q
period 2016-01-31
PRIME GLOBAL CAPITAL GROUP Inc
filed 2016-03-17
CIK 1462047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2016

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

As of March 16, 2016, the issuer had outstanding 512,682,393 shares of common stock.

i

PART I   FINANCIAL INFORMATION

ITEM 1  Financial Statements

PRIME GLOBAL CAPITAL GROUP INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	January 31, 2016	October 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$454,788	$836,794
Time deposits	1,724,307	1,661,692
Marketable securities, available-for-sale	270,347	334,452
Rental concession	26,570	25,605
Accounts receivable, net	119,825	112,439
Deposits and other receivables	55,883	50,172

Total current assets	2,651,720	3,021,154

Rental concession, non-current	739,533	719,080
Deferred development costs	51,498	38,566
Construction in progress	274,181	263,222
Property, plant and equipment, net	44,536,941	43,044,561
TOTAL ASSETS	$48,253,873	$47,086,583

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15	$14
Amount due to a related party	179,635	180,316
Rental deposits from tenants	420,852	405,570
Income tax payable	879,300	841,722
Short-term bank borrowings	3,623,188	3,491,620
Current portion of long-term bank loans	811,848	768,529
Current portion of obligation under finance lease	2,175	2,096
Deferred tax liabilities, current	6,643	6,401
Accrued liabilities and other payables	321,646	369,160
Total current liabilities	6,245,302	6,065,428

Long-term liabilities:
Long-term bank loans	10,295,560	10,111,418
Rental deposits from tenants	16,908	16,294
Amount due to a director	2,004,919	2,071,183
Deferred tax liabilities	187,676	182,461
Obligation under finance lease	2,712	3,137
Total liabilities	18,753,077	18,449,921

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 100,000,000 shares authorized; no shares issued and outstanding	–	–
Common stock, $0.001 par value; 1,000,000,000 shares authorized; 512,682,393 shares issued and outstanding, as of January 31, 2016 and October 31, 2015	512,683	512,683
Additional paid-in capital	41,934,476	41,934,476
Accumulated other comprehensive loss	(10,697,512)	(11,715,152)
Accumulated deficit	(2,115,390)	(1,980,135)
Total stockholders’ equity	29,634,257	28,751,872
Non-controlling interests	(133,461)	(115,210)
Total equity	29,500,796	28,636,662
TOTAL LIABILITIES AND EQUITY	$48,253,873	$47,086,583

See accompanying notes to condensed consolidated financial statements.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended January 31,
	2016	2015
Revenues, net:
Plantation business	$24,534	$51,572
Rental income	388,215	485,838
Total revenues, net	412,749	537,410

Cost of revenues	(172,414)	(250,530)

Gross profit	240,335	286,880

Operating expenses:
General and administrative	(129,945)	(476,432)

Income (loss) from operations	110,390	(189,552)

Other (expense) income
Interest income	16,393	14,869
Interest expense	(243,479)	(344,697)
Other income	–	106

Loss before income taxes	(116,696)	(519,274)

Income tax expense	(31,950)	–

NET LOSS	$(148,646)	$(519,274)

Net loss attributable to non-controlling interests	(13,391)	(24,427)

NET LOSS ATTRIBUTABLE TO THE COMPANY	$(135,255)	$(494,847)

Other comprehensive income (loss):
- Unrealized holding loss on available-for-sale securities	(68,670)	–
- Foreign exchange adjustment gain (loss)	1,086,310	(2,058,670)

COMPREHENSIVE INCOME (LOSS)	$882,385	$(2,553,517)

Net loss per share – Basic and diluted*	$(0.00)	$(0.00)

Weighted average common shares outstanding – Basic and diluted	512,682,393	512,682,393

* Less than $0.01 per share

See accompanying notes to condensed consolidated financial statements.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Three months ended January 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(148,646)	$(519,274)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	125,226	160,040
Changes in operating assets and liabilities:
Accounts receivable	(3,032)	11,250
Deposits and other receivables	(3,678)	10,245
Accounts payable	–	(2,726)
Rental concession	6,395	–
Rental deposit from tenants	–	(87,362)
Income tax payable	5,644	(43,300)
Deferred tax liabilities	(1,599)	–
Accrued liabilities and other payables	(51,266)	(25,881)
Net cash used in operating activities	(70,956)	(497,008)

Cash flows from investing activities:
Plantation development costs	(11,051)	–
Construction in progress	(1,002)	–
Purchase of property, plant and equipment	(465)	(17,508)
Net cash used in investing activities	(12,518)	(17,508)

Cash flows from financing activities:
Repayment to related parties	(132,609)	(478,104)
Proceeds from long-term bank loans	–	11,367,127
Repayments on long-term bank loans	(175,708)	(11,207,394)
Payments on finance lease	(523)	(650)
Net cash used in financing activities	(308,840)	(319,021)

Foreign currency translation adjustment	10,308	(17,405)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(382,006)	(850,942)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	836,794	1,785,334

CASH AND CASH EQUIVALENTS, END OF PERIOD	$454,788	$934,392

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income tax	$26,517	$43,300
Cash paid for interest	$243,479	$344,697

See accompanying notes to condensed consolidated financial statements.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JANUARY 31, 2016

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

These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended October 31, 2015. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the operating results for the periods presented have been included in the interim period. Operating result for the three months ended January 31, 2016 is not necessarily indicative of the results that may be expected for other interim periods or the year ending October 31, 2016. The consolidated condensed financial data at October 31, 2015 is derived from audited financial statements included in our Annual Report on Form 10-K for the year ended October 31, 2015, filed on January 29, 2016.

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

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JANUARY 31, 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

6.	PGCG Development Sdn. Bhd. (“PGCG Development”)	Malaysia	March 21, 2012	250,000 issued shares of ordinary shares of MYR 1 each	Investment holding

7.	PGCG Plantations Sdn. Bhd. (“PGCG Plantation”)	Malaysia	October 4, 2011	2 issued shares of ordinary shares of MYR 1 each	Holding company of VSSB

8.	Max Trend International Limited (“Max Trend”)	Hong Kong	August 19, 2010	2 issued shares of ordinary shares of HK$ 1 each	Holding company of SMTG

9.	Shenzhen Max Trend Green Energy Company Limited (“SMTG”)	The People’s Republic of China (“PRC”), Shenzhen	July 7, 2011	RMB 1,000,000	De-registered in August 2015

10.	Dunford Corporation Sdn. Bhd.	Malaysia	October 4, 1990	242,000 issued shares of ordinary shares of MYR 1 each	Property holding land

11.	Impiana Maksima Sdn. Bhd.	Malaysia	March 15, 2013	2 issued shares of ordinary shares of MYR 1 each	Property development

12.	PGCG Constructions Sdn. Bhd.	Malaysia	April 16, 2013	2 issued shares of ordinary shares of MYR 1 each	Construction of properties

13.	Fiesta Senada Sdn Bhd	Malaysia	November 28, 2012	2 issued shares of ordinary shares of MYR 1 each	Inactive operation

14.	Havana Avenue Sdn Bhd	Malaysia	April 4, 2014	2 issued shares of ordinary shares of MYR 1 each	Inactive operation

PGCG and its subsidiaries are hereinafter referred to as (the “Company”).

NOTE – 3                       GOING CONCERN UNCERTAINTIES

The accompanying condensed consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

For the three months ended January 31, 2016, the Company reported a loss of $148,646 and working capital deficit of $3,593,582 as of January 31, 2016. The Company had accumulated deficit of $2,115,390 as of January 31, 2016 from recurring losses and significant short-term debt obligations maturing in less than one year (notes 8 and 9).

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

FOR THE THREE MONTHS ENDED JANUARY 31, 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE – 4                       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

•	Reclassification

Depreciation of $137,013 included in General and Administrative Expenses in prior period financial statements have been reclassified to Cost of Revenues.

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

	January 31, 2016	October 31, 2015
Bank balances held by financial institutions located in:
Malaysia	$381,800	$760,787
The PRC	71,364	74,595
	453,164	835,382
Cash on hand in Malaysia	1,624	1,412
	$454,788	$836,794

•	Time deposit

Time deposit represents a certificate of deposit placed with a reputational financial institution with an original maturity beyond three months, expiry in April 2016.

•	Accounts receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and determined based on managements’ assessment of known requirements, aging of receivables, payment history, the customer’s current credit worthiness and the economic environment. The Company will consider the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. Based upon the aforementioned criteria, the Company wrote off $nil and $25,850 accounts receivable on uncollectible rental receivable at January 31, 2016 and October 31, 2015, respectively.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JANUARY 31, 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

•	Available-for-sale marketable securities

Available-for-sale marketable securities are reported at fair value using the market approach based on the quoted prices in active markets at the reporting date. The Company classifies the valuation techniques that use these inputs as Level 1 of fair value measurements. During the three months ended January 31, 2016, the Company invested in equity securities listed on Bursa Malaysia with a total cost of $240,794 and escrow funds (which invested in equity securities listed in the U.S.) with a total cost of $200,000. The Company entered into an escrow agreement with Peijin Wu Hoppe (“Hoppe”), the Company’s former director, to set up an escrow fund up to $500,000 as a reserve to indemnify Hoppe from any claim of liability until July 29, 2022, the seventh year anniversary of the termination of Director Retainer Agreement, or any mutual agreement with the Company and Hoppe. For the three months ended January 31, 2016, the unrealized loss representing the change in fair value of $68,670 was recorded as a charge to accumulated other comprehensive income for the period.

•	Deferred development costs

Deferred development costs consist of replanting costs of durian plants such as soil amendments, cultivation, fertilization and purchase costs of sapling. Costs related to durian planting projects at the Company’s plantation land are capitalized during the sapling, developing and planting durian fruit and when the harvests are substantially available for commercial sale, deferred development costs will then commence to be amortized as components of plantation costs and expenses.

•	Property, plant and equipment

Property, plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational:

Categories	Location of properties	Expected useful life
Freehold plantation land	Palm oil and durian plantation in Malaysia	Indefinite, as per land titles
Leasehold land under development	Leasehold land in Puncak Alam, Malaysia	Remaining lease life of 88 years, as per land titles
Freehold land under development	Freehold land in Sungai Long, Cheras, Selangor, Malaysia	Indefinite, as per land titles
Freehold land and land improvement for rental purpose commercial building	Land portion of 15 storey buildings “Menara CMY” in Kuala Lumpar, Malaysia	Indefinite, as per land titles
Building structure and improvements	Building structure of commercial buildings in Kuala Lumpar, Malaysia, including: 12 story building “Megan Avenue” and 15 story building “Menara CMY”	33 years
Office furniture, fixtures and equipment		3-10 years
Motor vehicles		5 years

Expenditure for maintenance and repairs is expensed as incurred. The gain or loss on the disposal of property, plant and equipment is the difference between the net sales proceeds and the carrying amount of the relevant assets and is recognized in the statement of operations.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JANUARY 31, 2016

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

Policy for Capitalizing Development Cost

The cost of buildings and improvements includes the purchase price of property, legal fees and other acquisition costs. Costs directly related to planning, developing, initial leasing and constructing a property are capitalized and classified as Real Estate in the consolidated balance sheets. Capitalized development costs include interest, and other direct project costs incurred during the period of development. As of January 31, 2016 and October 31, 2015, there was no such capitalized interest.

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

FOR THE THREE MONTHS ENDED JANUARY 31, 2016

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

(a) Plantation revenue

Revenue from the sale of palm oilseed is recognized upon confirmation of the weight of fresh fruit bunches and shipment to the customer, when there is persuasive evidence of an arrangement, delivery has occurred and risk of loss has passed, the sales price is fixed or determinable at the date of sale, and collectability is reasonably assured.

Pursuant to a 8-K filing on September 23, 2015, in order to concentrate on durian plantation, the Company suspended the direct operation of oil palm plantation and leased out the oil palm land to a third party under an operating lease for 30 months from September 21, 2015 to March 20, 2018. Pursuant to this tenancy agreement, the tenant is entitled to manage the plantation, harvest and sell palm oil fresh fruit bunches and receive all proceed thereto. Rental income of $24,534 and $nil was recognized for the three months ended January 31, 2016 and 2015, respectively and included in revenue from plantation business.

As of January 31, 2016, the minimum future rental receivables on the oil palm land to be collectible are as follows:

Period ending January 31:
2017	$101,449
2018	101,449
2019	8,454

Total	$211,352

(b) Rental income

The Company generally leases the units under operating leases with terms of two years or less. For the three months ended January 31, 2016 and 2015, we have recorded $388,215 and $485,838 in lease revenue, based upon its annual rental over the life of the lease under operating lease, using the straight-line method in accordance with ASC Topic 970-605, “Real Estate – General – Revenue Recognition” (“ASC Topic 970-605”).

As of January 31, 2016, the commercial buildings for lease are as follows:

Name of Commercial building	Number of units (by floor)	Footage area (square feet)	Vacancy percentage
Megan Avenue	12	19,987	42%
Menara CMY	15	91,848	0%

The Company expects to record approximately $1.6 million in annual lease revenue under the operating lease arrangements in the next twelve months through January 31, 2016.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JANUARY 31, 2016

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

	January 31, 2016	October 31, 2015
Rental concession:
Current portion	$26,570	$25,605
Non-current portion	739,533	719,080

Total	$766,103	$744,685

The estimated amortization on long-term rental concession in the next five years and thereafter is as follows:

Period ending January 31:
2017	$26,570
2018	26,570
2019	26,570
2020	26,570
2021	26,570
Thereafter	633,253

Total	$766,103

As of January 31, 2016, the minimum future rental receivables on the commercial properties to be collectible in the next five years and thereafter are as follows:

Period ending January 31:
2017	$1,593,188
2018	1,571,739
2019	1,567,633
2020	1,567,633
2021	1,567,633
Thereafter	35,767,713

Total	$43,635,539

The Company also records operating costs directly attributable to the leasing properties, such as real estate taxes, depreciation of the leased properties and maintenance fees, which are charged to expense when incurred.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JANUARY 31, 2016

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

Cost related to the real estate business includes costs associated with depreciation, land tax, on-site and property management personnel, repairs and maintenance, property insurance, marketing, landscaping and other on-site and related administrative costs. Utility expenses are paid directly by tenants.

•	Comprehensive income

ASC Topic 220, “Comprehensive Income” establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income as defined includes all changes in equity during a period from non-owner sources. Other accumulated comprehensive income, as presented in the accompanying statements of operations and comprehensive income (loss) consists of changes in unrealized gains and losses on foreign currency translation and cumulative net change in the fair value of available-for-sale investments held at the balance sheet date.

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

FOR THE THREE MONTHS ENDED JANUARY 31, 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not US$ are translated into US$, in accordance with ASC Topic 830-30, “Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiary are recorded as a separate component of accumulated other comprehensive income within the statement of stockholders’ equity. The gains and losses are recorded as a separate component of accumulated other comprehensive income.

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the period ended January 31,
	2016	2015
Period-end RMB : US$1 exchange rate	6.6046	6.15230
Period-average RMB : US$1 exchange rate	6.4600	6.13310
Period-end HK$ : US$1 exchange rate	7.7813	7.75200
Period-average HK$ : US$1 exchange rate	7.7599	7.75390
Period-end MYR : US$1 exchange rate	4.1400	3.63270
Period-average MYR : US$1 exchange rate	4.3002	3.46420

•	Retirement plan costs

Contributions to retirement schemes (which are defined contribution plan) are charged to general and administrative expenses in the statements of operation and comprehensive loss as and when the related employee service is provided.

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

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. During the periods ended January 31, 2016 and 2015, the Company operates in two reportable operating segments in Malaysia.

•	Fair value of financial instruments

The carrying value of the Company’s financial instruments (excluding obligation under finance lease): cash and cash equivalents, time deposits, accounts receivable, deposits and other receivables, amount due to a related party and other payables approximate at their fair values because of the short-term bank borrowings nature of these financial instruments.

Management believes, based on the current market prices or interest rates for similar debt instruments, the fair value of its obligation under finance lease approximates the carrying amount.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JANUARY 31, 2016

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

☐☐

Level 3 : Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions

As of January 31, 2016 and October 31, 2015, the Company did not have any nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements, at least annually, on a recurring basis, nor did the Company have any assets or liabilities measured at fair value on a non-recurring basis.

•	Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

NOTE – 5                       PROPERTY, PLANT AND EQUIPMENT

	January 31, 2016	October 31, 2015
Freehold plantation land	$7,845,805	$7,845,805
Leasehold land under development	4,276,764	4,276,764
Freehold land under development	18,091,173	18,091,173
Freehold land and land improvement for rental purpose commercial building	15,191,123	15,191,123
Building structure and improvements	15,857,410	15,857,410
Office furniture, fixtures and equipment	126,096	125,631
Motor vehicles	166,047	166,047
Foreign translation difference	(15,421,117)	(17,096,349)
	46,133,301	44,457,604
Less: accumulated depreciation	(2,054,078)	(1,928,852)
Less: foreign translation difference	457,718	515,809

	44,536,941	$43,044,561

Depreciation expense for the three months ended January 31, 2016 and 2015 was $125,226 and $160,040, respectively.

Both commercial buildings in Kuala Lumpur, Malaysia are pledged against the bank loans (notes 8 and 9).

In April 2015, the Company’s development order regarding the development of 21.8921 hectares (54.10 acres) leasehold land located in Puncak Alam, Malaysia was approved by the Kuala Selangor District Council. The approved order allows the Company to proceed with its plans to construct its Shah Alam 2 Eco Residential Development project. In November 2015, the Company submitted a request to convert some of its planned semi-detached and bungalow home parcels into cluster semi-detached homes to improve the marketability of the Company’s proposed development. On March 4, 2016, the Company received notification from the Kuala Selangor District Council that its revised Development Order relating to the Puncak Alam land was approved on February 24, 2016.

To date, the Company is in the process of preparing the building plans and conversion of land use for which the Company received approvals in the third calendar quarter of 2016. The Company intends to commence construction in the fourth calendar quarter of 2016 and complete construction by the end of calendar 2021.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JANUARY 31, 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE – 6                       AMOUNTS DUE TO RELATED PARTIES

	January 31, 2016	October 31, 2015
Current portion:
Amount due to a related party, unsecured, interest-free and repayable on demand, Mr. Pua Wooi Khang, a subsidiary’s former director	$179,635	$180,316

Non-current portion:
Amount due to a related party, unsecured, interest-free and not expected to be repaid in the next twelve months Mr. Weng Kung Wong, the Company’s director	$2,004,919	$2,071,183

NOTE –7                       ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consist of the following:

	January 31, 2016	October 31, 2015
Accrued operating expenses	$91,558	$115,883
Accrued interest expense	–	57,957
Potential tax penalty liability (note 11)	135,000	135,000
Other payable	95,088	60,320
	$321,646	$369,160

NOTE – 8                       BANK LOANS

	January 31, 2016	October 31, 2015
Bank loans from financial institutions in Malaysia,
Bank of China (Malaysia) Berhad	$8,852,318	$8,692,957
RHB Bank Berhad	2,255,090	2,186,990
	11,107,408	10,879,947
Less: current portion	(811,848)	(768,529)
Bank loans, net of current portion	$10,295,560	$10,111,418

15 Story Bank Loan

In December 2012, the Company, through PGCG Assets Sdn Bhd obtained a loan in the principal amount of RM41,000,000 from Hong Leong Bank Berhad, a financial institution in Malaysia to finance the acquisition of a fifteen story office building property, which bears interest at a rate of 1.75% per annum over the lending rate, variable rate quoted by the bank, with 180 monthly installments over a period of 15 years and will mature on January 31, 2028. The outstanding amount was fully repaid by a new loan of RM40,000,000 refinanced by Bank of China (Malaysia) Berhad in December 2014, which bears interest at a rate of 1% per annum over the lending rate, currently 6.85% per annum, with 120 monthly installments of RM476,898 each (including interests) over a period of 10 years or until full settlement and will mature in December 2024.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JANUARY 31, 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

The loan from Bank of China (Malaysia) Berhad is secured by the first party charge over 15-story commercial office building “Menara CMY” in Kuala Lumpur, Malaysia, deed of assignment of rental proceeds over the rights and interest to the rental of the 15-story commercial office building and is personally guaranteed by the director and chief executive officer of the Company, Mr. Weng Kung Wong and a subsidiary of the Company, UHT. The loan is also secured by a debenture incorporating fixed and floating charge for RM55 million plus interest thereon over the assets of PGCG Assets. The cost of funds was 7.85% and 7.60% per annum for the periods ended January 31, 2016 and 2015, respectively.

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

The loan is secured by the 12-story commercial office building “Megan Avenue” in Kuala Lumpur, Malaysia and is personally guaranteed by the director and chief executive officer of the Company, Mr. Weng Kung Wong and a director of the Company’s subsidiary, Mr. Kok Wai Chai and a subsidiary of the Company, UHT. The cost of funds was 4.95% and 4.70% per annum for the period ended January 31, 2016 and 2015, respectively.

As of January 31, 2016, the minimum future payments of the aggregate bank loans in the next five years and thereafter are as follows:

Period ending January 31:
2017	$811,848
2018	869,979
2019	932,724
2020	1,000,575
2021	1,073,832
Thereafter	6,418,450

Total:	$11,107,408

NOTE – 9                       SHORT-TERM BANK BORROWINGS

The revolving line of credit was granted concurrent with the term loans and pursuant to the same facility letter (see Note 8) by Bank of China (Malaysia) Berhad to the Company, which provided for up to RM15,000,000 (equal to $3,623,188) for its working capital purpose. The line bears interest at an annual rate of 1.5% above the bank’s cost of funds on a daily basis. The line is repayable on demand or at rollover options of 1, 3, 6 & 12 months. The effective interest rate was 5.22% per annum for the quarter ended January 31, 2016.

The aggregate amounts outstanding under the revolving line of credit were $3,623,188 at January 31, 2016.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JANUARY 31, 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE – 10                       OBLIGATION UNDER FINANCE LEASE

The Company purchased motor vehicle under a finance lease agreement with the effective interest rate of 3.70% per annum, due through April 8, 2018, with principal and interest payable monthly. The obligation under the finance lease is as follows:

	January 31, 2016	October 31, 2015
Finance lease	$6,291	$6,193
Less: interest expense	(1,404)	(960)

Net present value of finance lease	$4,887	$5,233

Current portion	$2,175	$2,096
Non-current portion	2,712	3,137

Total	$4,887	$5,233

As of January 31, 2016, the maturities of the finance lease for each of the three years are as follows:

Years ending January 31:
2017	$2,175
2018	2,175
2019	537

Total	$4,887

NOTE – 11                       INCOME TAXES

The local (United States) and foreign components of loss before income taxes were comprised of the following:

	Three months ended January 31,
	2016	2015
Tax jurisdictions from:
– Local	$(30,782)	$(126,680)
– Foreign, representing:
Malaysia	(85,914)	(389,236)
Hong Kong	–	–
The PRC	–	(3,358)
Loss before income taxes	$(116,696)	$(519,274)

Income tax expenses consisted of the following:

	Three months ended January 31,
	2016	2015
Current:
– Local	$–	$–
– Foreign, representing:
BVI	–	–
Malaysia	33,549	–
Hong Kong	–	–
The PRC	–	–

Deferred:
– Local	–	–
– Foreign	(1,599)	–
Income tax expense	$31,950	$–

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JANUARY 31, 2016

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

United States of America

PGCG is registered in the State of Nevada and is subject to United States of America tax law. As of January 31, 2016 and October 31, 2015, the operations in the United States of America incurred $479,675 and $467,838, respectively of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2031, if unutilized. The Company has provided for a full valuation allowance of $167,886 (October 31, 2015: $163,743) against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The Company has adopted ASC 740-10 “Accounting for Income Taxes” and recorded a liability for an uncertain income tax position, tax penalties and any imputed interest thereon. The amount, recorded as an obligation in accrued liabilities and other payables, is $135,000 at January 31, 2016 and October 31, 2015 in respect of potential tax liability of the late filing of IRS return.

British Virgin Islands

Under the current BVI law, the Company’s subsidiaries are not subject to tax on income. No provision for income tax is required due to operating loss incurred.

Hong Kong

Max Trend is subject to Hong Kong Profits Tax, which is charged at the statutory income rate of 16.5% on its assessable income. No provision for income tax is required due to operating loss incurred. The Company has provided for a full valuation allowance against the deferred tax assets of $1,065 at January 31, 2016 and October 31, 2015, on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The PRC

SMTG is subject to the Corporate Income Tax governed by the Income Tax Law of the People’s Republic of China with a unified statutory income tax rate of 25%. No provision for income tax is required due to operating loss incurred during the three months ended January 31, 2015.

Malaysia

All of the Company’s subsidiaries operating in Malaysia subject to the Malaysia Corporate Tax Laws at a progressive income tax rate starting from 20% (for company with paid up capital not more than RM2.5 million and on the first RM 500,000 income) and 25% (on all income for company with paid up capital more than RM2.5 million and on the remaining balance of income after the first RM500,000 income charged at 20% for company with paid up capital not more than RM2.5 million) on the assessable income for its tax year. A reconciliation of loss before income taxes to the effective tax rate as follows:

	Three months ended January 31,
	2016	2015
Loss before income taxes	$(85,914)	(389,236)
Statutory income tax rate	25%	20%
Income tax at statutory tax rate	(21,478)	(77,847)
Tax effect of non-deductible expenses	28,153	–
Tax effect of different tax rate	1,321	–
Tax effect of non-business source rental income	28,639	–
Net operating loss	(4,685)	77,847
Income tax expense	$31,950	–

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JANUARY 31, 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of January 31, 2016 and October 31, 2015:

	January 31, 2016	October 31, 2015
Deferred tax assets:
Capital loss	$7,617	$6,359
Net operating loss carryforwards:
- United States of America	167,886	163,743
- Malaysia	184,243	183,405
- Hong Kong	1,065	1,065
- The PRC	–	–
Total deferred tax assets	360,811	354,572
Less: valuation allowance	(360,811)	(354,572)

Deferred tax assets	$–	$–

Deferred tax liabilities, current
Rental concession	$6,643	$6,401

Deferred tax liabilities, non-current
Property, plant and equipment	2,793	2,691
Rental concession	184,883	179,770
	$187,676	$182,461

NOTE – 12                       STOCKHOLDERS’ EQUITY

As of January 31, 2016, the number of shares of the Company’s common stock issued and outstanding is 512,682,393 shares. There are no shares of preferred stock issued and outstanding.

NOTE – 13                       SEGMENT INFORMATION

(a)	Business segment reporting

The Company currently operates two reportable business segments, as defined by ASC Topic 280:

•	Plantation business – oil palm and durian plantation in Malaysia
•	Real estate business – acquisition, development and leasing of commercial and residential real estate properties in Malaysia

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JANUARY 31, 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 4). Summarized financial information concerning the Company’s reportable segments is shown as below:

	Three months ended January 31, 2016
	Plantation Business	Real Estate Business	Corporate	Total
Revenues	$24,534	$394,452	$–	$418,986
Inter-segment revenue	–	(6,237)	–	(6,237)
Revenues, net	24,534	388,215	–	412,749
Cost of revenues	–	(172,414)	–	(172,414)
Gross profit	24,534	215,801	–	240,335
Depreciation	460	119,995	4,771	125,226
Net income/(loss)	7,590	(70,892)	(85,344)	(148,646)
Total assets	6,057,408	41,745,650	450,815	48,253,873
Expenditure for long-lived assets	$465	$1,002	$–	$1,467

	Three months ended January 31, 2015
	Plantation Business	Real Estate Business	Corporate	Total
Revenues	$51,572	$493,580	$–	$545,152
Inter-segment revenue	–	(7,742)	–	(7,742)
Revenues, net	51,572	485,838	–	537,410
Cost of revenues	(36,673)	(213,857)	–	(250,530)
Gross profit	14,899	271,981	–	286,880
Depreciation	5,230	148,952	5,858	160,040
Net loss	(17,611)	(268,593)	(233,070)	(519,274)
Total assets	6,932,786	49,211,484	117,957	56,262,227
Expenditure for long-lived assets	$17,508	$–	$–	$17,508

All long-lived assets are located in Malaysia.

NOTE – 14                       CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a) Major customers

For the three months ended January 31, 2016 and 2015, the customer who accounted for 10% or more of the Company’s revenues is presented as follows:

		Three months ended January 31, 2016		January 31, 2016
	Business segment	Revenues	Percentage of revenues	Trade accounts receivable

Customer H	Real estate	$377,308	91%	$106,280

		Three months ended January 31, 2015		January 31, 2015
	Business segment	Revenues	Percentage of revenues	Trade accounts receivable

Customer H	Real estate	$468,362	87%	$–
Customer I	Plantation	51,226	10%	–

All customers are located in Malaysia.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JANUARY 31, 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

(b) Major vendors

For the three months ended January 31, 2016, no vendor accounted for 10% or more of the Company’s purchases.

For the three months ended January 31, 2015, the vendor who accounted for 10% or more of the Company’s purchases is presented as follows:

	Three months ended January 31, 2015		January 31, 2015
	Purchase	Percentage of purchase	Trade accounts payable

Vendor E	$7,561	21%	–
Vendor F	21,496	59%	4,473

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

FOR THE THREE MONTHS ENDED JANUARY 31, 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE – 15                       COMMITMENTS AND CONTINGENCIES

(a) Operating lease commitment

As of January 31, 2016, the Company occupied its own building premises and has no future minimum rental payments due under various operating leases in the next twelve months.

(b) Capital commitment

As of January 31, 2016, the Company does not have any significant capital commitments.

(c) Indemnification agreements

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

NOTE – 16                       SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after January 31, 2016 up through the filing date of these condensed consolidated financial statements. During the period, the Company did not have any material recognizable subsequent events.

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

Unless otherwise noted, all currency figures quoted as “U.S. dollars”, “dollars” or “$” refer to the legal currency of the United States. References to “MYR” or “RM” are to the Malaysian Ringgit, the legal currency of Malaysia. Throughout this report, assets and liabilities of the Company’s subsidiaries are translated into U.S. dollars using the exchange rate on the balance sheet date. Revenue and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income.

Overview

During the three months ended January 31, 2016, we operated in two business segments: (i) oilseeds and durian plantation business; and (ii) real estate business. In the fourth quarter of fiscal 2014, we discontinued our castor seeds business, and in December 2014, we discontinued our software business. As a result, we no longer conduct business operations in China, and Power Green Investments Limited and Max Trend International Limited, the entities through which we operated our business in China, are currently dormant. The de-registration of Shenzhen Max Trend Green Energy Co. Ltd was approved by the PRC tax office in April 2015 and by PRC State Administration of Industry and Commerce in August 2015.

Summarized financial information regarding each revenue generating segment for the three months ended January 31, 2016 is as follows:

	Three months ended January 31, 2016
	Plantation Business	Real Estate Business	Corporate	Total

Revenues	$24,534	$394,452	$–	$418,986
Inter-segment revenue	–	(6,237)	–	(6,237)
Revenues, net	24,534	388,215	–	412,749
Cost of revenues	–	(172,414)	–	(172,414)
Gross profit	24,534	215,801	–	240,335
Depreciation	460	119,995	4,771	125,226
Net income/(loss)	7,590	(70,892)	(85,344)	(148,646)
Total assets	6,057,408	41,745,650	450,815	48,253,873
Expenditure for long-lived assets	$465	$1,002	$–	$1,467

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

We focused on the maintenance and operation of our oil palm plantation in Malaysia. We believe that the value of its oil palm plantation has increased since its acquisition, and while it has not pursued any discussions or received any formal offers regarding the sale of its plantation, it may consider such offers in the future if a sale would maximize return to its investors. Due to challenges associated with labor shortages and labor management, we contracted out the management and operation of our oil palm plantation to BJ Bentong Trading effective from September 21, 2015 to March 20, 2018.

We commenced planting premium durian, of the “Musang King” variety, in the first quarter of calendar year 2014. As of the date of this report, we have replanted 130 acres of our oil palm plantation land with premium durian trees. We hope to plant 35 trees per acre and anticipate an average production of 50 grade A fruits per tree for each of the two growing seasons per year.

Premium durian trees require approximately 5 years to mature and produce grade A fruits. Accordingly, we do not expect revenue from our durian orchard until calendar year 2019, the earliest. At this time, we do not expect our durian orchard to exceed 130 acres in the near future.

Challenges From Our Real Estate Operations

Commercial Buildings

We generate rental income from our 12 story and 15 story commercial properties and anticipate generating income from the sale of developed properties. As of January 31 2016, 5 of the 12 stories of our 12 story building have been leased to tenants at market rates. We terminated prior discussions to lease six stories of our building to an intended college and have elected to commence leasing the remaining five stories on the open market. Two stories are occupied by us and serve as our corporate headquarters.

Our 15 story building is fully leased to Le Apple which operates a boutique hotel on the premises. The Rental Agreement has an initial term of one (1) year commencing December 1, 2013 and expiring November 30, 2014. Provided that there are no existing breaches by Le Apple, we will be required to renew the lease for additional one-year terms up to twenty nine years, for a maximum aggregate term of thirty years. The initial monthly rental rate is RM550,000 (approximately US$127,901) and is increased every three years by 5% to 10% or to the then prevailing market rate, whichever is lower.

Residential Property Development

On June 10, 2015, we received approval to develop our leasehold land located in Puncak Alam. Due to challenges in the current Malaysian real property market, in November 2015, we submitted a request to convert some of our planned semi-detached and bungalow home parcels into cluster semi-detached homes to improve the marketability of the development. We received approval of our revised development plan on March 4, 2016. We are in the process of preparing the building plans and conversion of land use for which we expect to receive approvals by the third quarter of calendar 2016. We hope to commence construction in the fourth quarter of calendar 2016 and complete construction by the end of calendar 2021. We hope to commence sales activities in the third calendar quarter of calendar 2016.

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

We do not intend to commence development of our Bandar Sungai Long High Grade Villas Community project until we have successfully sold both Phase 1 and Phase 2 of the Shah Alam 2 Eco Residential Development project. If we are not able to successfully develop, market and sell both phases of our Shah Alam 2 Eco Residential Development project, we may not be able to complete all or any portion of our Bandar Sungai Long High Grade Villas Community project. Any failure to develop, market and sell our Shah Alam 2 Eco Residential Development Project would materially and adversely affect our business plan, results of operations and financial condition.

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

Results of Operations

The following table sets forth certain operational data for the three months ended January 31, 2016, compared to the three months ended January 31, 2015:

	For the Three Months Ended January 31,		$	%
	2016	2015	Change	Change

Net Revenues	$412,749	$537,410	$(124,661)	(23.2%	)
Plantation business	24,534	51,572	(27,038)	(52.4%	)
Real estate	388,215	485,838	(97,623)	(20.1%	)
Total cost of revenue	(172,414)	(250,530)	(78,116)	(31.2%	)
Plantation business	–	(36,673)	(36,673)	(100%	)
Real estate	(172,414)	(213,857)	(41,443)	(19%	)
Gross profit	240,335	286,880	(46,545)	(16.2%	)
General and administrative expenses	(129,945)	(476,432)	(346,487)	(72.7%	)
Other income (expense), net	(227,086)	(329,722)	(102,636)	(31.1%	)
Loss before income taxes	(116,696)	(519,274)	(402,578)	(77.5%	)
Income tax expense	(31,950)	–	31,950	100%
Net loss	(148,646)	(519,274)	(370,628)	(71.4%	)

Comparison of the three months ended January 31, 2016 and January 31, 2015

Net Revenue. We generated net revenue of $412,749 and $537,410 for the three months ended January 31, 2016 and 2015, respectively. The decrease in net revenue for the quarter ended January 31, 2016 is primarily attributable to the decrease in our real estate revenue attributable to a weaker foreign exchange of the Malaysian Ringgit against the US Dollar. Also, revenue from our plantation business decreased after we contracted out the management and operation of our oil palm plantation in September 2015.

For the three months ended January 31, 2016, our plantation and real estate businesses accounted for approximately 5.9% and 94.1% of our net revenue, respectively. For the three months ended January 31, 2015, our plantation and real estate businesses accounted for approximately 9.6% and 90.4% of our net revenue, respectively.

Our real estate related revenues are derived from the tenants from our commercial buildings. As we increase our durian plantings, we expect revenue from our plantation business to be impacted when we are able to generate sales from our durian orchard in 2019.

Cost of Revenue. For the three-month period ended January 31, 2016, our cost of revenue as a percentage of net revenue was approximately 41.8%. For the same period ended January 31, 2015, our cost of revenue as a percentage of net revenue was approximately 46.6% for the three months ended January 31, 2015, with our oilseeds and real estate businesses accounting for 14.6% and 85.4% of cost of revenue, respectively. Cost of real estate revenue in 2016 and 2015 consisted primarily of land taxes, maintenance and depreciation of the leased properties of our real estate. Cost of plantation revenue in 2015 consisted primarily of the costs related to the palm oil business such as material supplies, subcontracting costs and transportation costs incurred for planting, fertilizing and harvesting the palm oil tree. Shipping and handling costs associated with the distribution of fresh fruit bunches to the customers are also included in cost of revenues. The decrease is primarily attributable to change to business mode in plantation business and depreciation of the Malaysian Ringgit against the US Dollar.

Gross Profit. For the three months ended January 31, 2016, we achieved gross profit of $240,335 as compared to $286,880 for the three months ended January 31, 2015. For the three months ended January 31, 2016, our plantation and real estate operations achieved a gross profit margin of approximately 100.0% and 55.6%, respectively. For the three months ended January 31, 2015, our plantation and real estate operations achieved a gross profit margin of approximately 28.9% and 56.0%.

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

General and Administrative Expenses (“G&A”). We incurred G&A expenses of $129,945 and $476,432 for the three months ended January 31, 2016, and 2015, respectively. The decrease in G&A expenses of $346,487 is primarily attributable to the reduction of professional fees, stamping and declaration fees and valuation fees primarily incurred for the application of banking facilities in prior period.

As a general matter, we expect our G&A to increase in the foreseeable future as we begin development of our real estate assets. G&A as a percentage of net revenue was approximately 31.5% and 88.7% for the three months ended January 31, 2016 and 2015, respectively.

Other Income (Expense), net. We incurred net other expense of $227,086 for the three months ended January 31, 2016, as compared to net other expense of $329,722 for the three months ended January 31, 2015. Net other expense for the three months ended January 31, 2016 and 2015 consisted primarily of interest expense from our bank loans.

Income Tax Expense. We recorded income tax expense of $31,950 and $0 for the three months ended January 31, 2016 and 2015, respectively. The increase is primarily attributable to the tax effect of non-business source rental income.

Liquidity and Capital Resources

As of January 31, 2016, we had cash and cash equivalents of $454,788, as compared to $934,392 as of January 31, 2015. Our cash and cash equivalents decreased as a result of cash used in operation and repayment of bank loans and repayment to related parties.

We expect to incur significantly greater expenses in the near future, including the contractual obligations that we have assumed discussed below, to begin development activities. We also expect our general and administrative expenses to increase as we expand our finance and administrative staff, add infrastructure, and incur additional costs related to cope with our development activities, including directors’ and officers’ insurance and increased professional fees.

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

	Three Months Ended
	1/31/2016	1/31/2015
Net cash used in operating activities	(70,956)	(497,008)
Net cash used in investing activities	(12,518)	(17,508)
Net cash used in financing activities	(308,840)	(319,021)

Net Cash Used In Operating Activities.

For the three months ended January 31, 2016, net cash used in operating activities was $70,956, which consisted primarily of a net loss of $148,646, a decrease in accrued liabilities and other payables of $51,266, offset by rental concession of $6,395 and depreciation of $125,226.

For the three months ended January 31, 2015, net cash used in operating activities was $497,008, which consisted primarily of a net loss of $519,274, decrease in rental deposits from tenants of $87,362 and decrease in accrued liabilities and other payables of $25,881, offset by a decrease in accounts receivable of $11,250, decrease in deposits and other receivables of $10,245 and depreciation of $160,040.

We anticipate cash from our oilseeds operating activities to reduce after we subcontracted our oil palm plantation. We expect rental income from our real estate operations to stabilize once our two commercial properties are at or near full capacity. We expect to continue to rely on cash generated through financing from our existing shareholders and private placements of our securities, however, to finance our operations and future acquisitions.

Net Cash Used in Investing Activities.

For the three months ended January 31, 2016, net cash used in investing activities was $12,518, $11,051 of which was attributable to the payment of plantation development costs and $1,002 of construction in progress cost.

For the three months ended January 31, 2015, net cash used in investing activities was $17,508, for the purchase of property, plant and equipment of $17,508.

We expect investing cash outflows to increase when we develop our durian plantation until the orchard matures and begins to generate revenues in 2019 at the earliest. We also expect investing cash outflows to increase due to expenditures associated with developing our residential projects.

Net Cash Used in Financing Activities.

For the three months ended January 31, 2016, net cash used in financing activities was $308,840, consisting primarily of repayments to Weng Kung Wong, our Chief Executive Officer and director, of $132,609, repayments of $175,708 on outstanding bank loans and repayments on a finance lease of $523.

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

Contractual Obligations and Commercial Commitments

We had the following contractual obligations and commercial commitments as of January 31, 2016:

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Amounts due to related parties	2,184,554	179,635	2,004,919	–	–
Commercial commitments
Bank loan repayment	14,730,596	4,435,036	1,802,703	2,074,407	6,418,450
Finance lease obligation	4,887	2,175	2,712	–	–
Total obligations	16,920,037	4,616,846	3,810,334	2,074,407	6,418,450

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

Accounts receivable are recorded at the invoiced amount and do not bear interest. We extend unsecured credit to our customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and determined based on managements’ assessment of known requirements, aging of receivables, payment history, our customer’s current credit worthiness and the economic environment. We will consider the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. We do not have any off-balance-sheet credit exposure related to our customers. Based upon the aforementioned criteria, We wrote off $nil and $25,850 accounts receivable on uncollectible rental receivable at January 31, 2016 and October 31, 2015, respectively.

•	Available-for-sale marketable securities

Available-for-sale marketable securities are reported at fair value using the market approach based on the quoted prices in active markets at the reporting date. We classify the valuation techniques that use these inputs as Level 1 of fair value measurements. During the three months ended January 31, 2016, we invested in equity securities listed on Bursa Malaysia with a total cost of $240,794 and escrow funds (which invested in equity securities listed in the U.S.) with a total cost of $200,000. On July 7, 2014, we entered into an escrow agreement with Peijin Wu Hoppe (“Hoppe”), our former director, to set up an escrow fund up to $500,000 as a reserve to indemnify Hoppe from any claim of liability until July 29, 2022, the seventh year anniversary of the termination of Director Retainer Agreement, or any mutual agreement with Hoppe and us. For the three months ended January 31, 2016, the unrealized loss representing the change in fair value of $68,670 was recorded as a charge to accumulated other comprehensive income for the period.

•	Property, plant and equipment

Property, plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational:

Categories	Location of properties	Expected useful life
Freehold plantation land	Palm oil and durian plantation in Malaysia	Indefinite, as per land titles
Leasehold land under development	Leasehold land in Puncak Alam, Malaysia	Remaining lease life of 88 years, as per land titles
Freehold land under development	Freehold land in Sungai Long, Cheras, Selangor, Malaysia	Indefinite, as per land titles
Freehold land and land improvement for rental purpose commercial building	Land portion of 15 storey buildings “Menara CMY” in Kuala Lumpar, Malaysia	Indefinite, as per land titles
Building structure and improvements	Building structure of commercial buildings in Kuala Lumpar, Malaysia, including: 12 story building “Megan Avenue” and 15 story building “Menara CMY”	33 years
Office furniture, fixtures and equipment		3-10 years
Motor vehicles		5 years

Expenditure for maintenance and repairs is expensed as incurred. The gain or loss on the disposal of property, plant and equipment is the difference between the net sales proceeds and the carrying amount of the relevant assets and is recognized in the statement of operations.

Long-lived assets primarily include freehold plantation land, leasehold land held for development, freehold land and land improvement for rental purpose and building structure and improvements. In accordance with the provision of ASC Topic 360, “Impairment or Disposal of Long-Lived Assets”, we generally conduct our annual impairment evaluation to our long-lived assets, usually in the fourth quarter of each year, or more frequently if indicators of impairment exist, such as a significant sustained change in the business climate. The recoverability of long-lived assets is measured at the reporting unit level. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There has been no impairment charge for the periods presented.

We have separately identified the portion of freehold land and building structure, in which freehold land is not subject to amortization and buildings are to be amortized over 33 years on a straight-line method, based on applicable local laws and practice.

Policy for Capitalizing Development Cost

The cost of buildings and improvements includes the purchase price of property, legal fees and other acquisition costs. Costs directly related to planning, developing, initial leasing and constructing a property are capitalized and classified as Real Estate in the consolidated balance sheets. Capitalized development costs include interest, and other direct project costs incurred during the period of development. As of January 31, 2016 and October 31, 2015, there was no such capitalized interest.

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

We recognize our revenue in accordance with ASC Topic 605, “Revenue Recognition”, upon the delivery of our plantation products when: (1) title and risk of loss are transferred; (2) persuasive evidence of an arrangement exists; (3) there are no continuing obligations to the customer; and (4) the collection of related accounts receivable is probable. We sale arrangements do not contain general rights of return.

(a) Our Plantation revenue

Revenue from the sale of palm oilseed is recognized upon confirmation of the weight of fresh fruit bunches and shipment to the customer, when there is persuasive evidence of an arrangement, delivery has occurred and risk of loss has passed, the sales price is fixed or determinable at the date of sale, and collectability is reasonably assured.

Pursuant to a 8-K filing on September 23, 2015, in order to concentrate on durian plantation, we suspended the direct operation of oil palm plantation and leased out the oil palm land to a third party under an operating lease for 30 months from September 21, 2015 to March 20, 2018. Pursuant to this tenancy agreement, the tenant is entitled to manage the plantation, harvest and sell palm oil fresh fruit bunches and receive all proceeds thereto. Rental income of $24,534 and $nil was recognized for the three months ended January 31, 2016 and 2015, respectively and included in revenue from plantation business.

(b) Rental income

We generally lease the units under operating leases with terms of two years or less. For the three months ended January 31, 2016 and 2015, we have recorded $388,215 and $485,838 in lease revenue, based upon its annual rental over the life of the lease under operating lease, using the straight-line method in accordance with ASC Topic 970-605, “Real Estate – General – Revenue Recognition” (“ASC Topic 970-605”).

As of January 31, 2016, the commercial buildings for lease are as follows:

Name of Commercial building	Number of units (by floor)	Footage area (square feet)	Vacancy percentage
Megan Avenue	12	19,987	42%
Menara CMY	15	91,848	0%

We expect to record approximately $1.6 million in annual lease revenue under the operating lease arrangements in the next twelve months through January 31, 2016.

•	Cost of revenues

Cost of revenue on plantation sales includes material supplies, subcontracting costs and transportation costs incurred for planting, fertilizing and harvesting the palm oil tree. Shipping and handling costs associated with the distribution of fresh fruit bunches to the customers are also included in cost of revenues.

Cost related to our real estate business shown on the statements of operations include costs associated with depreciation, land tax, on-site and property management personnel, repairs and maintenance, property insurance, marketing, landscaping and other on-site and related administrative costs. Utility expenses are paid directly by tenants.

•	Comprehensive income

ASC Topic 220, “Comprehensive Income” establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income as defined includes all changes in equity during a period from non-owner sources. Other accumulated comprehensive income, as presented in the accompanying statements of operations and comprehensive income (loss) consists of changes in unrealized gains and losses on foreign currency translation and cumulative net change in the fair value of available-for-sale investments held at the balance sheet date.

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

We conduct major businesses in Malaysia and is subject to tax in our own jurisdiction. As a result of our business activities, we will file separate tax returns that are subject to examination by the local and foreign tax authorities.

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

Our functional currency is the United States Dollars (“US$”) and the accompanying financial statements have been expressed in US$. In addition, we maintain our books and record in a local currency, Malaysian Ringgit (“MYR” or “RM”), Hong Kong Dollars (“HK$”) and Renminbi Yuan (“RMB”), which is functional currency as being the primary currency of the economic environment in which the entity operates.

In general, for consolidation purposes, assets and liabilities of our subsidiaries whose functional currency is not US$ are translated into US$, in accordance with ASC Topic 830-30, “Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiary are recorded as a separate component of accumulated other comprehensive income within the statement of stockholders’ equity. The gains and losses are recorded as a separate component of accumulated other comprehensive income.

Translation of amounts from the local currency into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the period ended January 31,
	2016	2015
Period-end RMB : US$1 exchange rate	6.6046	6.15230
Period-average RMB : US$1 exchange rate	6.4600	6.13310
Period-end HK$ : US$1 exchange rate	7.7813	7.75200
Period-average HK$ : US$1 exchange rate	7.7599	7.75390
Period-end MYR : US$1 exchange rate	4.1400	3.63270
Period-average MYR : US$1 exchange rate	4.3002	3.46420

•	Related parties

Parties, which can be a corporation or individual, are considered to be related if we have the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

•	Segment reporting

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with our internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. During the periods ended January 31, 2016 and 2015, we operate in two reportable operating segments in Malaysia.

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

We believe, based on the current market prices or interest rates for similar debt instruments, the fair value of our obligation under finance lease approximates the carrying amount.

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

Commodity price

Our primary market risk exposure results from the price we receive for our palm oil and durian product and oilseeds. We do not currently engage in any commodity hedging activities, although we may do so in the future. Realized commodity pricing for our operation is primarily driven by the prevailing worldwide price for palm oil product and oilseeds. Pricing for palm oil and durian product and oilseeds has been volatile and unpredictable in recent years, and we expect this volatility to continue in the foreseeable future. The prices we receive for operation depend on many factors outside of our control, including volatility in the differences between product prices at sales points and the applicable commodity index price.

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

ITEM 4                   Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures, subject to limitations as noted below, as of January 31, 2016, and during the period prior to and including the date of this report, were effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

Subject to the foregoing disclosure, there were no changes in our internal control over financial reporting that occurred during our last fiscal quarter ended January 31, 2016, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PRIME GLOBAL CAPITAL GROUP INCORPORATED

	By:	/s/Weng Kung Wong
Weng Kung Wong
Chief Executive Officer

	By:	/s/ Liong Tat Teh
Liong Tat Teh
Date: March 17, 2016		Chief Financial Officer

