Form 10-Q
period 2016-04-30
PRIME GLOBAL CAPITAL GROUP Inc
filed 2016-06-14
CIK 1462047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2016

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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒      No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒       No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

As of June 10, 2016, the issuer had outstanding 512,682,393 shares of common stock.

PART I   FINANCIAL INFORMATION

ITEM 1  Financial Statements

PRIME GLOBAL CAPITAL GROUP INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	April 30, 2016	October 31, 2015
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$679,913	$836,794
Time deposits	1,277,466	1,661,692
Marketable securities, available-for-sale	298,354	334,452
Rental concession	28,104	25,605
Accounts receivable, net	130,075	112,439
Deposits and other receivables	36,438	50,172

Total current assets	2,450,350	3,021,154

Rental concession, non-current	775,209	719,080
Deferred development costs	68,164	38,566
Construction in progress	290,012	263,222
Property, plant and equipment, net	46,973,407	43,044,561

TOTAL ASSETS	$50,557,142	$47,086,583

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$32	$14
Amount due to a related party	180,181	180,316
Rental deposits from tenants	445,152	405,570
Income tax payable	950,343	841,722
Short-term bank borrowings	3,832,397	3,491,620
Current portion of long-term bank loans	874,888	768,529
Current portion of obligation under finance lease	2,300	2,096
Deferred tax liabilities, current	7,026	6,401
Accrued liabilities and other payables	302,578	369,160

Total current liabilities	6,594,897	6,065,428

Long-term liabilities:
Long-term bank loans	10,674,460	10,111,418
Rental deposits from tenants	17,885	16,294
Amount due to a director	1,946,380	2,071,183
Deferred tax liabilities	196,756	182,461
Obligation under finance lease	2,294	3,137

Total liabilities	19,432,672	18,449,921

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 100,000,000 shares authorized; no shares issued and outstanding	–	–
Common stock, $0.001 par value; 1,000,000,000 shares authorized; 512,682,393 shares issued and outstanding, as of April 30, 2016 and October 31, 2015	512,683	512,683
Additional paid-in capital	41,934,476	41,934,476
Accumulated other comprehensive loss	(8,949,706)	(11,715,152)
Accumulated deficit	(2,230,912)	(1,980,135)
Total stockholders’ equity	31,266,541	28,751,872
Non-controlling interests	(142,071)	(115,210)
Total equity	31,124,470	28,636,662
TOTAL LIABILITIES AND EQUITY	$50,557,142	$47,086,583

See accompanying notes to condensed consolidated financial statements.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(Currency expressed in United States Dollars (“US$”), except for number of shares and per-share data)

(Unaudited)

	Three months ended April 30,		Six months ended April 30,
	2016	2015	2016	2015
Revenues, net:
Plantation business	$25,912	$34,036	$50,446	$85,608
Rental income	409,527	462,487	797,742	948,325
Total revenues, net	435,439	496,523	848,188	1,033,933

Cost of revenues	(122,227)	(163,097)	(294,641)	(413,627)

Gross profit	313,212	333,426	553,547	620,306

Operating expenses:
General and administrative	(141,065)	(503,041)	(271,010)	(979,130)

Income (loss) from operations	172,147	(169,615)	282,537	(358,824)

Other (expense) income
Interest income	14,038	–	30,431	14,529
Interest expense	(252,213)	(273,718)	(495,692)	(618,415)
Other income	–	–	–	103

Loss before income taxes	(66,028)	(443,333)	(182,724)	(962,607)

Income tax expense	(50,751)	–	(82,701)	–

NET LOSS	$(116,779)	$(443,333)	$(265,425)	$(962,607)

Net gain (loss) attributable to non-controlling interests	(1,257)	2,146	(14,648)	(22,281)

NET LOSS ATTRIBUTABLE TO THE COMPANY	$(115,522)	$(445,479)	$(250,777)	$(940,326)

Other comprehensive income (loss):
- Unrealized holding gain (loss) on available-for-sale securities	19,276	–	(49,394)	–
- Foreign exchange adjustment gain (loss)	1,728,530	472,568	2,814,840	(1,586,102)

COMPREHENSIVE INCOME (LOSS)	$1,632,284	$27,089	$2,514,669	$(2,526,428)

Net loss per share – Basic and diluted*	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common stock outstanding – Basic and diluted	512,682,393	512,682,393	512,682,393	512,682,393

* Less than $0.01 per share

See accompanying notes to condensed consolidated financial statements.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Six months ended April 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(265,425)	$(962,607)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	256,154	312,378
Changes in operating assets and liabilities:
Accounts receivable	(6,249)	(10,899)
Deposits and other receivables	17,475	(2,310)
Accounts payable	15	(4,339)
Rental concession	13,181	–
Rental deposits from tenants	–	(160,062)
Income tax payable	24,829	(84,519)
Deferred tax liabilities	(3,295)	–
Accrued liabilities and other payables	(78,583)	(30,249)
Net cash used in operating activities	(41,898)	(942,607)

Cash flows from investing activities:
Plantation development costs	(24,233)	–
Decrease (increase) in time deposits	512,519	(1,972,109)
Payments on construction in progress	(1,032)	–
Purchase of property, plant and equipment	(803)	(16,749)
Refund of land deposit	–	72,421
Net cash provided by (used in) investing activities	486,451	(1,916,437)

Cash flows from financing activities:
Repayment to related parties	(290,722)	(659,090)
Proceeds from long-term bank loans	–	11,093,957
Repayments on long-term bank loans	(368,124)	(11,143,667)
Proceeds from revolving line of credit	–	4,225,947
Payments on finance lease	(1,079)	(1,268)
Net cash (used in) provided by financing activities	(659,925)	3,515,879

Foreign currency translation adjustment	58,491	(26,863)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(156,881)	629,972

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	836,794	1,785,334

CASH AND CASH EQUIVALENTS, END OF PERIOD	$679,913	$2,415,306

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income tax	$61,168	$84,519
Cash paid for interest	$495,692	$618,415

See accompanying notes to condensed consolidated financial statements.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2016

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

These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended October 31, 2015. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the operating results for the periods presented have been included in the interim period. Operating result for the three and six months ended April 30, 2016 is not necessarily indicative of the results that may be expected for other interim periods or the year ending October 31, 2016. The consolidated condensed financial data at October 31, 2015 is derived from audited financial statements included in our Annual Report on Form 10-K for the year ended October 31, 2015, filed on January 29, 2016.

NOTE 2     ORGANIZATION AND BUSINESS BACKGROUND

Prime Global Capital Group Incorporated (formerly Home Touch Holding Company) (“PGCG” or “the Company”) was incorporated in the State of Nevada on January 26, 2009. On January 25, 2011, the Company changed its name to Prime Global Capital Group Incorporated.

Currently, the Company, through its subsidiaries, is principally engaged in the operation of a durian plantation, leasing and development of commercial and residential real estate properties in Malaysia.

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

FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2016

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

NOTE 3     GOING CONCERN UNCERTAINTIES

The accompanying condensed consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

For the six months ended April 30, 2016, the Company reported a loss of $265,425 and working capital deficit of $4,144,547 as of April 30, 2016. The Company had accumulated deficit of $2,230,912 as of April 30, 2016 from recurring losses and significant short-term debt obligations maturing in less than one year (notes 8 and 9). These factors raise doubt about the Company’s ability to continue as a going concern.

The continuation of the Company as a going concern is dependent upon improving the profitability and the continuing financial support from its stockholders or other capital sources. Management believes that the continuing financial support from existing shareholders or external debt financing will provide the additional cash to meet the Company’s obligations as they become due.

These condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities should the Company be unable to continue to operate as a going concern.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE 4     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Depreciation of $130,423 and $267,436 included in general and administrative expenses for the three and six months ended April 30, 2015 in prior period financial statements have been reclassified to cost of revenues.

The change in time deposits was classified into cash flows from financing activities in the Company's condensed consolidated statements of cash flows for the six months ended April 30, 2015. The Company has reclassified these amounts as components of cash flows from investing activities. As a result of such reclassification, net cash flows from investing activities for the six months ended April 30, 2015 has changed from net cash provided by investing activities of $55,672 to net cash used in investing activities of $1,916,437, and net cash provided by financing activities has changed from $1,543,770 to $3,515,879.

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

	April 30, 2016	October 31, 2015
Bank balances held by financial institutions located in:
Malaysia	$605,639	$760,787
The PRC	72,819	74,595
	678,458	835,382
Cash on hand in Malaysia	1,455	1,412
	$679,913	$836,794

•	Time deposit

Time deposit represents a certificate of deposit placed with a reputational financial institution with an original maturity beyond three months, expiry in October 2016.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

•	Accounts receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and determined based on managements’ assessment of known requirements, aging of receivables, payment history, the customer’s current credit worthiness and the economic environment. The Company considers the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. Based upon the aforementioned criteria, the Company wrote off $nil and $25,850 accounts receivable on uncollectible rental receivable at April 30, 2016 and October 31, 2015, respectively.

•	Available-for-sale marketable securities

Available-for-sale marketable securities are reported at fair value using the market approach based on the quoted prices in active markets at the reporting date. The Company classifies the valuation techniques that use these inputs as Level 1 of fair value measurements. During the three and six months ended April 30, 2016, the Company invested in equity securities listed on Bursa Malaysia with a total cost of $254,698 and escrow funds (which invested in equity securities listed in the U.S.) with a total cost of $200,000. The Company entered into an escrow agreement with Peijin Wu Hoppe (“Hoppe”), the Company’s former director, to set up an escrow fund up to $500,000 as a reserve to indemnify Hoppe from any claim of liability until July 29, 2022, the seventh year anniversary of the termination of Director Retainer Agreement, or any mutual agreement with the Company and Hoppe. For the three and six months ended April 30, 2016, the unrealized gain representing the change in fair value of $19,276 and unrealized loss of $49,394, respectively, was recorded as an addition or a charge to accumulated other comprehensive income in the Company’s condensed consolidated balance sheets.

•	Deferred development costs

Deferred development costs consist of replanting costs of durian such as soil amendments, cultivation, fertilization and purchase costs of sapling. Costs related to durian development projects at the Company’s plantation land are capitalized during the sapling, developing and planting durian fruit bunches and until the harvests are substantially available for commercial sale, deferred development costs will then commence to be amortized as components of plantation costs and expenses.

•	Property, plant and equipment

Property, plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational:

Categories	Location of properties	Expected useful life
Freehold plantation land	Palm oil and durian plantation in Malaysia	Indefinite, as per land titles
Leasehold land under development	Leasehold land in Puncak Alam, Malaysia	Remaining lease life of 88 years, as per land titles
Freehold land under development	Freehold land in Sungai Long, Cheras, Selangor, Malaysia	Indefinite, as per land titles
Freehold land and land improvement for rental purpose	Land portion of 15 story buildings “Menara CMY” in Kuala Lumpar, Malaysia	Indefinite, as per land titles
Building structure and improvements	Building structure of commercial buildings in Kuala Lumpar, Malaysia, including: 12 story building “Megan Avenue” and 15 story building “Menara CMY”	33 years
Office furniture, fixture and equipment		3-10 years
Motor vehicles		5 years

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Expenditure for maintenance and repairs is expensed as incurred. The gain or loss on the disposal of property, plant and equipment is the difference between the net sales proceeds and the carrying amount of the relevant assets and is recognized in the statement of operations.

Long-lived assets primarily include freehold plantation land, leasehold land held for development, freehold land and land improvement for rental purpose and building structure and improvements. In accordance with the provision of ASC Topic 360, “Impairment or Disposal of Long-Lived Assets”, the Company generally conducts its annual impairment evaluation to its long-lived assets, usually in the fourth quarter of each year, or more frequently if indicators of impairment exist, such as a significant sustained change in the business climate. The recoverability of long-lived assets is measured at the asset group. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There has been no impairment charge for the periods presented.

The Company has separately identified the portion of freehold land and building structure, in which freehold land is not subject to amortization and buildings are to be amortized over 33 years on a straight-line method.

Policy for Capitalizing Development Cost

The cost of buildings and improvements includes the purchase price of property, legal fees and other acquisition costs. Costs directly related to planning, developing, initial leasing and constructing a property are capitalized and classified as Real Estate in the consolidated balance sheets. Capitalized development costs include interest, and other direct project costs incurred during the period of development. As of April 30, 2016 and October 31, 2015, there was no such capitalized interest.

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

FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2016

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

Pursuant to a 8-K filing on September 23, 2015, in order to concentrate on durian plantation, the Company suspended the direct operation of oil palm plantation and leased out the oil palm land to a third party under an operating lease for 30 months from September 21, 2015 to March 20, 2018. Pursuant to this tenancy agreement, the tenant is entitled to manage the plantation, harvest and sell palm oil fresh fruit bunches and receive all proceeds thereto. Rental income of $25,912 and $50,446 was recognized for the three and six months ended April 30, 2016, respectively and included in revenue from plantation business. No rental income was recognized for the three and six months ended April 30, 2015.

As of April 30, 2016, the minimum future rental receivables on the oil palm land to be collectible are as follows:

Period ending April 30:
2017	$107,307
2018	89,423

Total	$196,730

(b) Rental income

The Company generally leases the units under operating leases with terms of two years or less. For the six months ended April 30, 2016 and 2015, the Company has recorded $797,742 and $948,325 in lease revenue, based upon its annual rental over the life of the lease under operating lease, using the straight-line method in accordance with ASC Topic 970-605, “Real Estate – General – Revenue Recognition” (“ASC Topic 970-605”).

As of April 30, 2016, the commercial buildings for lease are as follows:

Name of commercial building	Number of units (by floor)	Footage area (square feet)	Vacancy percentage
Megan Avenue	12	19,987	42%
Menara CMY	15	91,848	0%

The Company expects to record approximately $1.7 million in annual lease revenue under the operating lease arrangements in the next twelve months through April 30, 2017.

•	Rental concession

The Company leases store location and office spaces to the tenants under operating lease arrangements. The Company receives rental income from the real estates it owns for a stated period of times. Rental income is recognized over the life of the operating lease agreement as it is earned in the period under ASC Topic 970-605. The typical leases contain initial terms of one to two years with renewal options and do not contain escalating rent amounts. Under the lease agreement of Menara CMY, the initial term of lease is one year. Provided that there are no existing breaches by the tenant, an irrecoverable annual renewal option is granted for up to twenty-nine years, with a maximum aggregate term of thirty years. Six-months’ rent-free period under the operating lease agreement is treated as long-term rental concession, which is being amortized as an offset to revenues collected over the term of the underlying lease of 30 years on a straight-line basis.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	April 30, 2016	October 31, 2015
Rental concession:
Current portion	$28,104	$25,605
Non-current portion	775,209	719,080

Total	$803,313	$744,685

The estimated amortization on long-term rental concession in the next five years and thereafter is as follows:

Period ending April 30:
2017	$28,104
2018	28,104
2019	28,104
2020	28,104
2021	28,104
Thereafter	662,793

Total	$803,313

As of April 30, 2016, the minimum future rental receivables on the commercial properties to be collectible in the next five years and thereafter are as follows:

Period ending April 30:
2017	$1,682,039
2018	1,658,150
2019	1,658,150
2020	1,658,150
2021	1,658,150
Thereafter	37,418,456

Total	$45,733,095

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

Cost related to the real estate business include costs associated with depreciation, land tax, on-site and property management personnel, repairs and maintenance, property insurance, marketing, landscaping and other on-site and related administrative costs. Utility expenses are paid directly by tenants.

•	Comprehensive income

ASC Topic 220, “Comprehensive Income” establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income as defined includes all changes in equity during a period from non-owner sources. Accumulated other comprehensive income, as presented in the accompanying statements of operations and comprehensive income (loss) consists of changes in unrealized gains and losses on foreign currency translation and cumulative net change in the fair value of available-for-sale investments held at the balance sheet date.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2016

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

The Company conducts major businesses in Malaysia and are subject to tax in its own jurisdiction. As a result of its business activities, the Company will file separate tax returns that are subject to examination by the local and foreign tax authorities.

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

FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the period ended April 30,
	2016	2015
Period-end RMB : US$1 exchange rate	6.47258	6.0850
Period-average RMB : US$1 exchange rate	6.48438	6.1286
Period-end HK$ : US$1 exchange rate	7.75634	7.7502
Period-average HK$ : US$1 exchange rate	7.76286	7.7542
Period-end MYR : US$1 exchange rate	3.91400	3.5481
Period-average MYR : US$1 exchange rate	4.17278	3.5495

•	Related parties

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

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. During the periods ended April 30, 2016 and 2015, the Company operates in two reportable operating segments in Malaysia.

•	Fair value of financial instruments

The carrying value of the Company’s financial instruments (excluding obligation under finance lease, long-term bank loans and available-for-sale marketable securities): cash and cash equivalents, time deposits, accounts receivable, deposits and other receivables, short-term bank borrowings, amount due to a director and accrued liabilities and other payables approximate their fair values because of the short-term nature of these financial instruments.

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

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements is likely to cause a material impact on its financial condition or the results of its operations.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE 5     PROPERTY, PLANT AND EQUIPMENT

	April 30, 2016	October 31, 2015
Freehold plantation land	$7,845,805	$7,845,805
Leasehold land under development	4,276,764	4,276,764
Freehold land under development	18,091,173	18,091,173
Freehold land and land improvement for rental purpose commercial building	15,191,123	15,191,123
Building structure and improvements	15,857,410	15,857,410
Office furniture, fixture and equipment	126,434	125,631
Motor vehicles	166,047	166,047
Foreign translation difference	(12,757,307)	(17,096,349)
	48,797,449	44,457,604
Less: accumulated depreciation	(2,185,006)	(1,928,852)
Less: foreign translation difference	360,964	515,809
	$46,973,407	$43,044,561

Depreciation expense for the three months ended April 30, 2016 and 2015 was $130,928 and $152,338, respectively.

Depreciation expense for the six months ended April 30, 2016 and 2015 was $256,154 and $312,378, respectively.

Both commercial buildings in Kuala Lumpur, Malaysia are pledged against the bank loans (notes 8 and 9).

In this quarter, the Company’s development order regarding the development of 21.8921 hectares (54.10 acres) leasehold land located in Puncak Alam, Malaysia was approved by the Kuala Selangor District Council. The approved order allows the Company to proceed with its plans to construct its Shah Alam 2 Eco Residential Development project.

To date, the Company is in the process of preparing the building plans and conversion of land use for which the Company expects to receive approvals in September 2016. The Company intends to commence construction in the fourth calendar quarter of 2016 and complete construction by the end of calendar 2021.

NOTE 6     AMOUNTS DUE TO RELATED PARTIES

	April 30, 2016	October 31, 2015
Current portion:
Amount due to a related party, unsecured, interest-free and repayable on demand,
Mr. Pua Wooi Khang, a subsidiary’s former director	$180,181	$180,316

Non-current portion:
Amount due to a related party, unsecured, interest-free and not expected to be repaid in the next twelve months
Mr. Weng Kung Wong, the Company’s director	$1,946,380	$2,071,183

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE 7     ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consist of the following:

	April 30, 2016	October 31, 2015

Accrued operating expenses	$67,197	$115,883
Accrued interest expense	63,613	57,957
Potential tax penalty liability (Note 11)	135,000	135,000
Other payable	36,768	60,320
	$302,578	$369,160

NOTE 8     BANK LOANS

	April 30, 2016	October 31, 2015
Bank loans from financial institutions in Malaysia,
Bank of China (Malaysia) Berhad	$9,179,981	$8,692,957
RHB Bank Berhad	2,369,367	2,186,990
	11,549,348	10,879,947
Less: current portion	(874,888)	(768,529)
Bank loans, net of current portion	$10,674,460	$10,111,418

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

The loan from Bank of China (Malaysia) Berhad is secured by the first party charge over 15-story commercial office building “Menara CMY” in Kuala Lumpur, Malaysia, deed of assignment of rental proceeds over the rights and interest to the rental of the 15-story commercial office building. The loan is personally guaranteed by the director and chief executive officer of the Company, Mr. Weng Kung Wong and a subsidiary of the Company, UHT. The loan is also secured by a debenture incorporating fixed and floating charge for RM55 million plus interest thereon over the assets of PGCG Assets. The cost of funds was 7.85% and 7.60% per annum for the periods ended April 30, 2016 and 2015, respectively.

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

The loan is secured by the 12-story commercial office building “Megan Avenue” in Kuala Lumpur, Malaysia and is personally guaranteed by the director and chief executive officer of the Company, Mr. Weng Kung Wong and a director of the Company’s subsidiary, Mr. Kok Wai Chai and a subsidiary of the Company, UHT. The cost of funds was 4.95% and 4.70% per annum for the periods ended April 30, 2016 and 2015, respectively.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

As of April 30, 2016, the minimum future payments of the aggregate bank loans in the next five years and thereafter are as follows:

Period ending April 30:
2017	$874,888
2018	936,056
2019	1,003,713
2020	1,075,920
2021	1,156,825
Thereafter	6,501,946

Total:	$11,549,348

NOTE 9     SHORT-TERM BANK BORROWINGS

The revolving line of credit was granted concurrent with the term loans and pursuant to the same facility letter (see Note 8) by Bank of China (Malaysia) Berhad to the Company, which provided for up to RM15,000,000 (equal to $3,832,397) for its working capital purpose. The line bears interest at an annual rate of 1.5% above the bank’s cost of funds on a daily basis. The line is repayable on demand or at rollover options of 1, 3, 6 & 12 months. The effective interest rate was 5.11% per annum for the quarter ended April 30, 2016.

The aggregate amount outstanding under the revolving line of credit was $3,832,397 at April 30, 2016.

NOTE 10     OBLIGATION UNDER FINANCE LEASE

The Company purchased a motor vehicle under a finance lease agreement with the effective interest rate of 3.70% per annum, due through April 8, 2018, with principal and interest payable monthly. The obligation under the finance lease is as follows:

	April 30, 2016	October 31, 2015

Finance lease	$5,434	$6,193
Less: interest expense	(840)	(960)

Net present value of finance lease	$4,594	$5,233

Current portion	$2,300	$2,096
Non-current portion	2,294	3,137

Total	$4,594	$5,233

As of April 30, 2016, the maturities of the finance lease for the remaining term is as follows:

Period ending April 30:
2017	$2,300
2018	2,294

Total	$4,594

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE 11     INCOME TAXES

The local (United States) and foreign components of loss before income taxes were comprised of the following:

	Six months ended April 30,
	2016	2015
Tax jurisdictions from:
– Local	$(65,451)	$(120,143)
– Foreign, representing:
BVI	–	–
Malaysia	(117,273)	(837,392)
Hong Kong	–	–
The PRC	–	(5,072)
Loss before income taxes	$(182,724)	$(962,607)

Provision for income taxes consisted of the following:

	Six months ended April 30,
	2016	2015
Current:
– Local	$–	$–
– Foreign, representing:
BVI	–	–
Malaysia	85,996	–
Hong Kong	–	–
The PRC	–	–

Deferred:
– Local	–	–
– Foreign	(3,295)	–
Income tax expense	$82,701	$–

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. During the periods presented, the Company has a number of subsidiaries that operate in different countries and are subject to tax in the jurisdictions in which the subsidiaries operate, as follows:

United States of America

PGCG is registered in the State of Nevada and is subject to United States of America tax law. As of April 30, 2016 and October 31, 2015, the operations in the United States of America incurred $495,890 and $467,838, respectively of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2031, if unutilized. The Company has provided for a full valuation allowance of $173,562 (October 31, 2015: $163,743) against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as management believes it is more likely than not that these assets will not be realized in the future.

The Company has adopted ASC 740-10 “Accounting for Income Taxes” and recorded a liability for an uncertain income tax position, tax penalties and any imputed interest thereon. The amount, recorded as an obligation in accrued liabilities and other payables, is $135,000 (Note 7) at April 30, 2016 and October 31, 2015 in respect of potential tax penalty of the late filing of IRS return.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

British Virgin Islands

Under the current BVI law, the Company’s subsidiaries are not subject to tax on income. No provision for income tax is required due to operating loss incurred.

Hong Kong

Max Trend is subject to Hong Kong Profits Tax, which is charged at the statutory income rate of 16.5% on its assessable income. No provision for income tax is required due to operating loss incurred. The Company has provided for a full valuation allowance against the deferred tax assets of $1,065 at April 30, 2016 and October 31, 2015, on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The PRC

SMTG is subject to the Corporate Income Tax governed by the Income Tax Law of the People’s Republic of China with a unified statutory income tax rate of 25%. No provision for income tax is required due to operating loss incurred during the three and six months ended April 30, 2015.

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

	Six months ended April 30,
	2016	2015

Loss before income taxes	$(117,273)	(837,392)
Statutory income tax rate	25%	20%
Income tax at statutory tax rate	(29,318)	(167,478)
Tax effect of non-deductible expenses	21,787	62,475
Tax effect of different tax rate	2,062	–
Tax effect of non-business source rental income	78,921	–
Net operating loss	9,249	105,003
Income tax expense	$82,701	–

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of April 30, 2016 and October 31, 2015:

	April 30, 2016	October 31, 2015
Deferred tax assets:
Capital loss	$9,135	$6,359
Net operating loss carryforwards:
- United States of America	173,562	163,743
- Malaysia	210,449	183,405
- Hong Kong	1,065	1,065
- PRC	–	–
Total deferred tax assets	394,211	354,572
Less: valuation allowance	(394,211)	(354,572)
Deferred tax assets	$–	$–

Deferred tax liabilities, current
Rental concession	$7,026	$6,401

Deferred tax liabilities, non-current
Property, plant and equipment	2,954	2,691
Rental concession	193,802	179,770
	$196,756	$182,461

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE 12     STOCKHOLDERS’ EQUITY

As of April 30, 2016, the number of shares of the Company’s common stock issued and outstanding is 512,682,393 shares. There are no shares of preferred stock issued and outstanding.

NOTE 13     SEGMENT INFORMATION

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 4). Summarized financial information concerning the Company’s reportable segments is shown as below:

	Three months ended April 30, 2016
	Plantation Business	Real Estate Business	Corporate	Total

Revenues	$25,912	$416,145	$–	$442,057
Inter-segment revenue	–	(6,618)	–	(6,618)
Revenues, net	25,912	409,527	–	435,439
Cost of revenues	–	(122,227)	–	(122,227)
Gross profit	25,912	287,300	–	313,212
Depreciation	516	127,328	3,084	130,928
Net loss	(4,278)	(27,648)	(84,853)	(116,779)
Total assets	6,393,044	43,643,935	520,163	50,557,142
Expenditure for long-lived assets	$14	$354	$–	$368

	Three months ended April 30, 2015
	Plantation Business	Real Estate Business	Corporate	Total

Revenues	$34,036	$469,857	$–	$503,893
Inter-segment revenue	–	(7,370)	–	(7,370)
Revenues, net	34,036	462,487	–	496,523
Cost of revenues	(25,597)	(137,500)	–	(163,097)
Gross profit	8,439	324,987	–	333,426
Depreciation	4,967	141,794	5,577	152,338
Net loss	(10,862)	(317,547)	(114,924)	(443,333)
Total assets	7,077,060	52,927,039	404,957	60,409,056
Expenditure for long-lived assets	$–	$–	$–	$–

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Six months ended April 30, 2016
	Plantation Business	Real Estate Business	Corporate	Total

Revenues	$50,446	$810,597	$–	$861,043
Inter-segment revenue	–	(12,855)	–	(12,855)
Revenues, net	50,446	797,742	–	848,188
Cost of revenues	–	(294,641)	–	(294,641)
Gross profit	50,446	503,101	–	553,547
Depreciation	976	247,323	7,855	256,154
Net income (loss)	3,312	(98,540)	(170,197)	(265,425)
Total assets	6,393,044	43,643,935	520,163	50,557,142
Expenditure for long-lived assets	$479	$1,356	$–	$1,835

	Six months ended April 30, 2015
	Plantation Business	Real Estate Business	Corporate	Total

Revenues	$85,608	$963,437	$–	$1,049,045
Inter-segment revenue	–	(15,112)	–	(15,112)
Revenues, net	85,608	948,325	–	1,033,933
Cost of revenues	(62,270)	(351,357)	–	(413,627)
Gross profit	23,338	596,968	–	620,306
Depreciation	10,197	290,746	11,435	312,378
Net loss	(28,473)	(586,140)	(347,994)	(962,607)
Total assets	7,077,060	52,927,039	404,957	60,409,056
Expenditure for long-lived assets	$16,749	$–	$–	$16,749

All long-lived assets are located in Malaysia.

NOTE 14     CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a) Major customers

For the three and six months ended April 30, 2016 and 2015, the customer who accounted for 10% or more of the Company’s revenues is presented as follows:

		Three months ended April 30, 2016		April 30, 2016
	Business segment	Revenues	Percentage of revenues	Trade accounts receivable

Customer H	Real estate	$400,351	92%	$112,417

		Three months ended April 30, 2015		April 30, 2015
	Business segment	Revenues	Percentage of revenues	Trade accounts receivable

Customer H	Real estate	$445,851	90%	$–

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

		Six months ended April 30, 2016		April 30, 2016
	Business segment	Revenues	Percentage of revenues	Trade accounts receivable

Customer H	Real estate	$777,659	92%	$112,417

		Six months ended April 30, 2015		April 30, 2015
	Business segment	Revenues	Percentage of revenues	Trade accounts receivable

Customer H	Real estate	$914,213	88%	$–

All customers are located in Malaysia.

(b) Major vendors

For the three and six months ended April 30, 2016, no single vendor was accounted for 10% or more of the Company’s purchases.

For the three and six months ended April 30, 2015, the vendors who accounted for 10% or more of the Company’s purchases is presented as follows:

	Three months ended April 30, 2015		April 30, 2015
	Purchase	Percentage of purchase	Trade accounts payable

Vendor E	$4,230	16%	–
Vendor F	1,717	7%	–
Total:	$5,947	23%	$–

	Six months ended April 30, 2015		April 30, 2015
	Purchase	Percentage of purchase	Trade accounts payable

Vendor E	$11,609	19%	–
Vendor F	22,696	37%	–
Total:	$34,305	56%	$–

All vendors are located in Malaysia.

(c)	Credit risk

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

FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2016

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

The reporting currency of the Company is US$. To date the majority of the revenues and costs are denominated in MYR, and a significant portion of the assets and liabilities are denominated in MYR and RMB. As a result, the Company is exposed to foreign exchange risk as its revenues and results of operations may be affected by fluctuations in the exchange rate between US$, MYR and RMB. If MYR and RMB depreciates against US$, the value of MYR and RMB revenues and assets as expressed in US$ financial statements will decline. The Company does not hold any derivative or other financial instruments that expose to substantial market risk.

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

NOTE 15     COMMITMENTS AND CONTINGENCIES

(a) Operating lease commitment

As of April 30, 2016, the Company occupied its own building premises and has no future minimum rental payments due under various operating leases in the next twelve months.

(b) Capital commitment

As of April 30, 2016, the Company does not have any significant capital commitments.

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

NOTE 16     SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after April 30, 2016 up through the filing date of these condensed consolidated financial statements. During the period, the Company did not have any material recognizable subsequent events.

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

Overview

During the three months ended April 30, 2016, we operated in two business segments: (i) oilseeds and durian plantation business; and (ii) real estate business. In the fourth quarter of fiscal 2014, we discontinued our castor seeds business, and in December 2014, we discontinued our software business. As a result, we no longer conduct business operations in China, and Power Green Investments Limited and Max Trend International Limited, the entities through which we operated our business in China, are currently dormant. The de-registration of Shenzhen Max Trend Green Energy Co. Ltd was approved by the PRC tax office in April 2015 and by PRC State Administration of Industry and Commerce in August 2015.

Summarized financial information regarding each revenue generating segment for the three months ended April 30, 2016 is as follows:

	Three months ended April 30, 2016
	Plantation Business	Real Estate Business	Corporate	Total

Revenues	$25,912	$416,145	$–	$442,057
Inter-segment revenue	–	(6,618)	–	(6,618)
Revenues, net	25,912	409,527	–	435,439
Cost of revenues	–	(122,227)	–	(122,227)
Gross profit	25,912	287,300	–	313,212
Depreciation	516	127,328	3,084	130,928
Net loss	(4,278)	(27,648)	(84,853)	(116,779)
Total assets	6,393,044	43,643,935	520,163	50,557,142
Expenditure for long-lived assets	$14	$354	$–	$368

Our oilseeds and durian plantation business is operated through Virtual Setup Sdn. Bhd., or VSSB, and our discontinued castor seed business was previously operated through Shenzhen Max Trend Green Energy Co. Ltd., or Max Trend WFOE.

Our real estate business is primarily operated through PGCG Assets Holdings Sdn. Bhd and Dunford Corporation Sdn Bhd.

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

Challenges From Our Oilseeds Operations

The oilseeds business is a highly regulated industry with prices subject to wide fluctuations due to factors beyond our control such as weather conditions, competition, global demand and government policies. Management has limited experience operating in this industry and may not be able to successfully navigate all industry specific factors in addition to any geopolitical factors in Malaysia. If we are not able to successfully respond to any of these or other factors, our business operations and financial results may be adversely affected. There can be no assurance that we will be able to successfully operate a multi-national oilseeds business in conjunction with our other business segments given management’s limited experience.

We focused on the maintenance and operation of our oil palm plantation in Malaysia. We believe that the value of our oil palm plantation has increased since its acquisition, and while we have not pursued any discussions or received any formal offers regarding the sale of our plantation, we may consider such offers in the future if a sale would maximize return to our investors. Due to challenges associated with labor shortages and labor management, we contracted out the management and operation of our oil palm plantation to BJ Bentong Trading effective from September 21, 2015 to March 20, 2018.

We commenced planting premium durian, of the “Musang King” variety, in the first quarter of calendar year 2014. As of the date of this report, we have replanted 130 acres of our oil palm plantation land with premium durian trees. We expect to plant 35 trees per acre and anticipate an average production of 50 grade A fruits per tree for each of the two growing seasons per year.

Premium durian trees require approximately 5 years to mature and produce grade A fruits. Accordingly, we do not expect revenue from our durian orchard until calendar year 2019, the earliest. At this time, we do not expect our durian orchard to exceed 130 acres in the near future.

Challenges From Our Real Estate Operations

Commercial Buildings

We generate rental income from our 12 story and 15 story commercial properties and anticipate generating income from the sale of developed properties. As of April 30, 2016, 5 of the 12 stories of our 12 story building have been leased to tenants at market rates. We are in the eviction process with respect to 2 of our stories and are continuing efforts to lease the remaining five stories on the open market. Two stories are occupied by us and serve as our corporate headquarters.

Our 15 story building is fully leased to Le Apple which operates a boutique hotel on the premises. The Rental Agreement has an initial term of one (1) year commencing December 1, 2013 and expiring November 30, 2014. Provided that there are no existing breaches by Le Apple, we will be required to renew the lease for additional one-year terms up to twenty nine years, for a maximum aggregate term of thirty years. The initial monthly rental rate is RM550,000 (approximately US$131,807) and is increased every three years by 5% to 10% or to the then prevailing market rate, whichever is lower.

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

The approved order allows us to proceed with our plans to construct the Shah Alam 2 Eco Residential Development project.

We are in the process of preparing the building plans and conversion of land use for which we expect to receive approvals in September 2016. We hope to commence construction in the fourth quarter of calendar 2016 and complete construction by the end of calendar 2021. We hope to commence sales activities in the third calendar quarter of calendar 2016. We are also exploring other options including selling the land or entering into a joint venture with other reputable developers to develop the land.

We believe that we will require approximately $3.5 million to obtain the necessary permits and an additional $3.6 million to commence the first of six phases of construction. We believe that we will require approximately $15 million in the aggregate to market, promote and complete construction of our Shah Alam 2 Eco Residential Development Project. We hope to finance the $15 million through a combination of loans, funds from ongoing building sales and operating capital.

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

Results of Operations

Comparison of the three months ended April 30, 2016 and April 30, 2015

The following table sets forth certain operational data for the three months ended April 30, 2016, compared to the three months ended April 30, 2015:

	For the three months ended April 30,
	2016	2015	$ Change	% Change
Net Revenues	$435,439	$496,523	(61,084)	(12.3%	)
Plantation sales	25,912	34,036	(8,124)	(23.9%	)
Real estate	409,527	462,487	(52,960)	(11.5%	)
Total cost of revenue	(122,227)	(163,097)	(40,870)	(25.1%	)
Plantation sales	–	(25,597)	(25,597)	(100.0%	)
Real estate	(122,227)	(137,500)	(15,273)	(11.1%	)
Gross profit	313,212	333,426	(20,214)	(6.1%	)
General and administrative expenses	(141,065)	(503,041)	(361,976)	(72.0%	)
Other income (expense), net	(238,175)	(273,718)	(35,543)	(13.0%	)
Loss before income taxes	(66,028)	(443,333)	(377,305)	(85.1%	)
Income tax expense	(50,751)	–	50,751	100.0%
Net loss	(116,779)	(443,333)	(326,554)	(73.7%	)

Net Revenue. We generated net revenue of $435,439 and $496,523 for the three months ended April 30, 2016 and 2015, respectively. The decrease in net revenue for the quarter ended April 30, 2016, is primarily attributable to the decrease in our real estate revenue attributable to a weaker foreign exchange of the Malaysian Ringgit against the US Dollar. Also, revenue from our plantation business decreased after we contracted out the management and operation of our oil palm plantation in September 2015.

For the three months ended April 30, 2016, our plantation and real estate businesses accounted for approximately 6% and 94% of our net revenue, respectively. For the three months ended April 30, 2015, our plantation and real estate businesses accounted for approximately 6.9% and 93.1% of our net revenue, respectively.

Our real estate related revenues are derived from the tenants from our commercial buildings. As we increase our durian plantings, we expect revenue from our plantation business to be impacted until such time as we are able to generate sales from our durian orchard in 2019. Except lost income attributable to our durian plantings, we generally expect our plantation and real estate related revenues to gradually increase in the future as those business segments continue to develop.

Cost of Revenue. For the three months ended April 30, 2016, our cost of revenue as a percentage of net revenue was approximately 28.1% with our real estate businesses accounting for 100% of the cost of revenues. For the same period ended April 30, 2015, our cost of revenue as a percentage of net revenue was approximately 32.8%, with our oilseeds and real estate businesses accounting for 15.7% and 84.3%, respectively. Cost of real estate revenue in 2016 and 2015 consisted primarily of land taxes, maintenance and depreciation of the leased properties of our real estate. Cost of plantation revenue in 2015 consisted primarily of the costs related to the palm oil business such as material supplies, subcontracting costs and transportation costs incurred for planting, fertilizing and harvesting the palm oil tree. Shipping and handling costs associated with the distribution of fresh fruit bunches to the customers are also included in cost of revenues. The decrease in cost of revenue is primarily attributable to change to business mode in plantation business and depreciation of the Malaysian Ringgit against the US Dollar.

We expect our cost of revenue attributable to our real estate businesses to continue to increase as our real estate business continues to develop. We expect our cost of revenue attributable to our plantation business to stabilize absent acquisitions or other expansions of our plantation business.

Gross Profit. For the three months ended April 30, 2016, we achieved gross profit of $313,212 as compared to $333,426 for the three months ended April 30, 2015. For the three months ended April 30, 2016, our plantation and real estate operations achieved a gross profit margin of approximately 100% and 70.2%, respectively. For the three months ended April 30, 2015, our plantation and real estate operations achieved a gross profit margin of approximately 24.8% and 70.3%, respectively.

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

General and Administrative Expenses (“G&A”). We incurred G&A expenses of $141,065 and $503,041 for the three months ended April 30, 2016 and 2015, respectively. The decrease in G&A expenses of $361,976 is primarily attributable to the professional fees incurred for application for banking facilities in prior period.

As a general matter, we expect our G&A to increase in the foreseeable future as we begin development of our real estate assets. G&A as a percentage of net revenue was approximately 32.4% and 101.3% for the three months ended April 30, 2016 and 2015, respectively.

Other Income (Expense), net. We incurred net other expense of $238,175 for the three months ended April 30, 2016, as compared to net other expense of $273,718 for the three months ended April 30, 2015. Net other expense for the three months ended April 30, 2016 consisted primarily of interest expense from our bank loans offset by interest income from time deposits. Net other expense for the same period ended April 30, 2015, consisted solely of interest expense from our bank loans.

Income Tax Expense. We recorded income tax expense of $50,751 and $0 for the three months ended April 30, 2016 and 2015, respectively. The increase is primarily attributable to the tax effect of non-business source rental income.

Comparison of the six months ended April 30, 2016 and April 30, 2015

The following table sets forth certain operational data for the six months ended April 30, 2016, compared to the six months ended April 30, 2015:

	For the six months ended April 30,
	2016	2015	$ Change	% Change
Net Revenues	$848,188	1,033,933	(185,745)	(17.9%	)
Plantation sales	50,446	85,608	(35,162)	(41.1%	)
Real estate	797,742	948,325	(150,583)	(15.9%	)
Total cost of revenue	(294,641)	(413,627)	(118,986)	(28.8%	)
Plantation sales	–	(62,270)	(62,270)	(100.0%	)
Real estate	(294,641)	(351,357)	(56,716)	(16.1%	)
Gross profit	553,547	620,306	(66,759)	(10.8%	)
General and administrative expenses	(271,010)	(979,130)	(708,120)	(72.3%	)
Other income (expense), net	(465,261)	(603,783)	(138,522)	(22.9%	)
Loss before income taxes	(182,724)	(962,607)	(779,883)	(81.0%	)
Income tax expense	(82,701)	–	82,701	100.0%
Net loss	(265,425)	(962,607)	(697,182)	(72.4%	)

Net Revenue. We generated net revenue of $848,188 and $1,033,933 for the six months ended April 30, 2016 and 2015, respectively. The decrease in net revenue for the six months ended April 30, 2016 is primarily attributable to the decrease in our real estate revenue attributable to a weaker foreign exchange of the Malaysian Ringgit against the US Dollar. Also, revenue from our plantation business decreased after we contracted out the management and operation of our oil palm plantation in September 2015.

For the six months ended April 30, 2016, our plantation and real estate businesses accounted for approximately 5.9% and 94.1% of our net revenue, respectively. For the six months ended April 30, 2015, our plantation and real estate businesses accounted for approximately 8.3% and 91.7% of our net revenue, respectively.

Our real estate related revenues are derived from the tenants from our commercial buildings. As we increase our durian plantings, we expect revenue from our plantation business to be impacted until such time as we are able to generate sales from our durian orchard in 2019. Except lost income attributable to our durian plantings, we generally expect our plantation and real estate related revenues to gradually account for an increasing share of our net revenue in the future as those business segments continue to develop.

Cost of Revenue. For the six months ended April 30, 2016, our cost of revenue as a percentage of net revenue was approximately 34.7% with our real estate business accounting for 100% of the cost of revenue. For the same period ended April 30, 2015, our cost of revenue as a percentage of net revenue was approximately 40.0%, with our oilseeds and real estate businesses accounting for 15.1% and 84.9%, respectively. Cost of real estate revenue in 2016 and 2015 consisted primarily of land taxes, maintenance and depreciation of the leased properties of our real estate. Cost of plantation revenue in 2015 consisted primarily of the costs related to the palm oil business such as material supplies, subcontracting costs and transportation costs incurred for planting, fertilizing and harvesting the palm oil tree. Shipping and handling costs associated with the distribution of fresh fruit bunches to the customers are also included in cost of revenues. The decrease in cost of revenue is primarily attributable to change to business mode in plantation business and depreciation of the Malaysian Ringgit against the US Dollar.

We expect our cost of revenue attributable to our real estate businesses to continue to increase as our real estate business continues to develop. We expect our cost of revenue attributable to our plantation business to stabilize absent acquisitions or other expansions of our plantation business.

Gross Profit. For the six months ended April 30, 2016, we achieved gross profit of $553,547 as compared to $620,306 for the same period ended April 30, 2015. For the six months ended April 30, 2016, our plantation and real estate operations achieved a gross profit margin of approximately 100% and 63.1%, respectively. For the six months ended April 30, 2015, our plantation and real estate operations achieved a gross profit margin of approximately 27.3% and 62.9%, respectively.

General and Administrative Expenses (“G&A”). We incurred G&A expenses of $271,010 and $979,130 for the six months ended April 30, 2016 and 2015, respectively. The decrease in G&A expenses of $708,120 is primarily attributable to the decrease in professional fees, stamping and declaration fees and valuation fees primarily incurred for the application of banking facilities in the six months ended April 30, 2016.

Other Income (Expense), net. We incurred net other expense of $465,261 for the six months ended April 30, 2016, as compared to net other expense of $603,783 for the six months ended April 30, 2015. Net other expense for the six months ended April 30, 2016 and 2015 consisted primarily of interest expense from our bank loans offset by interest income from time deposits.

Income Tax Expense. We recorded income tax expense of $82,701 and $0 for the six months ended April 30, 2016 and 2015, respectively. The increase is primarily attributable to the tax effect of non-business source rental income.

Liquidity and Capital Resources

As of April 30, 2016, we had cash and cash equivalents of $679,913, as compared to $836,794 as of October 31, 2015. Our cash and cash equivalents decreased as a result of cash used in operation and repayment of bank loans and repayment to related parties.

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

	Six Months Ended April 30,
	2016	2015
Net cash used in operating activities	(41,898)	(942,607)
Net cash provided by (used in) investing activities	486,451	(1,916,437)
Net cash (used in) provided by financing activities	(659,925)	3,515,879

Net Cash Used In Operating Activities.

For the six months ended April 30, 2016, net cash used in operating activities was $41,898, which consisted primarily of a net loss of $265,425, a decrease in accrued liabilities and other payables of $78,583, and an increase in accounts receivable of $6,249, offset by depreciation of $256,154, a decrease in deposits and other receivables of $17,475 and a decrease in rental concession of $13,181.

For the six months ended April 30, 2015, net cash used in operating activities was $942,607, which consisted primarily of a net loss of $962,607, a decrease in rental deposits of $160,062, a decrease in income tax payables of $84,519, a decrease in accrued liabilities and other payables of $30,249, an increase in accounts receivable of $10,899 offset by depreciation of $312,378.

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

Net Cash Provided By (Used in) Investing Activities.

For the six months ended April 30, 2016, net cash provided by investing activities was $486,451, which was primarily attributable to the decrease in time deposits of $512,519, offset by payment of plantation development costs of $24,233 and $1,032 of construction in progress cost.

For the six months ended April 30, 2015, net cash used in investing activities was $1,916,437, which was primarily attributable to the increase in time deposits of $1,972,109 and purchase of property, plant and equipment of $16,749 offset by a refund of our land deposit of $72,421.

Net Cash (Used in) Provided By Financing Activities.

For the six months ended April 30, 2016, net cash used in financing activities was $659,925, consisting primarily of repayments to Weng Kung Wong, our Chief Executive Officer and director, of $290,722, repayments of $368,124 on outstanding bank loans and repayments on a finance lease of $1,079.

For the six months ended April 30, 2015, net cash provided by financing activities was $3,515,879, consisting primarily of proceeds from a new bank loan of $11,093,957, a revolving line of credit of $4,225,947, offset by repayment of $11,143,667 in bank loans and repayments to Weng Kung Wong, our Chief Executive Officer and director, of $659,090.

Off-Balance Sheet Arrangements

We have no outstanding off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. We do not engage in trading activities involving non-exchange traded contracts.

Contractual Obligations and Commercial Commitments

We had the following contractual obligations and commercial commitments as of April 30, 2016:

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Amounts due to related parties	2,126,561	180,181	1,946,380	–	–
Commercial commitments
Bank loan repayment	15,381,745	4,707,285	1,939,769	2,232,745	6,501,946
Finance lease obligation	4,594	2,300	2,294	–	–
Total obligations	17,512,900	4,889,766	3,888,443	2,232,745	6,501,946

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

Accounts receivable are recorded at the invoiced amount and do not bear interest. We extend unsecured credit to our customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and determined based on managements’ assessment of known requirements, aging of receivables, payment history, our customer’s current credit worthiness and the economic environment. We consider the allowance for doubtful accounts for any estimated losses resulting from the inability of our customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. We do not have any off-balance-sheet credit exposure related to our customers. Based upon the aforementioned criteria, we wrote off $nil and $25,850 accounts receivable on uncollectible rental receivable at April 30, 2016 and October 31, 2015, respectively.

•	Available-for-sale marketable securities

Available-for-sale marketable securities are reported at fair value using the market approach based on the quoted prices in active markets at the reporting date. We classify the valuation techniques that use these inputs as Level 1 of fair value measurements. During the three and six months ended April 30, 2016, we invested in equity securities listed on Bursa Malaysia with a total cost of $254,698 and escrow funds (which invested in equity securities listed in the U.S.) with a total cost of $200,000. On July 7, 2014, we entered into an escrow agreement with Peijin Wu Hoppe (“Hoppe”), our former director, to set up an escrow fund up to $500,000 as a reserve to indemnify Hoppe from any claim of liability until July 29, 2022, the seventh year anniversary of the termination of Director Retainer Agreement, or any mutual agreement with Hoppe and us. For the three and six months ended April 30, 2016, the unrealized gain representing the change in fair value of $19,276 and unrealized loss of $49,394, respectively, was recorded as an addition or a charge to accumulated other comprehensive income in the condensed consolidated balance sheets.

•	Property, plant and equipment

Property, plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational:

Categories	Location of properties	Expected useful life
Freehold plantation land	Palm oil and durian plantation in Malaysia	Indefinite, as per land titles
Leasehold land under development	Leasehold land in Puncak Alam, Malaysia	Remaining lease life of 88 years, as per land titles
Freehold land under development	Freehold land in Sungai Long, Cheras, Selangor, Malaysia	Indefinite, as per land titles
Freehold land and land improvement for rental purpose	Land portion of 15 story buildings “Menara CMY” in Kuala Lumpar, Malaysia	Indefinite, as per land titles
Building structure and improvements	Building structure of commercial buildings in Kuala Lumpar, Malaysia, including: 12 story building “Megan Avenue” and 15 story building “Menara CMY”	33 years
Office furniture, fixture and equipment		3-10 years
Motor vehicles		5 years

Expenditure for maintenance and repairs is expensed as incurred. The gain or loss on the disposal of property, plant and equipment is the difference between the net sales proceeds and the carrying amount of the relevant assets and is recognized in the statement of operations.

Long-lived assets primarily include freehold plantation land, leasehold land held for development, freehold land and land improvement for rental purpose and building structure and improvements. In accordance with the provision of ASC Topic 360, “Impairment or Disposal of Long-Lived Assets”, we generally conduct our annual impairment evaluation to our long-lived assets, usually in the fourth quarter of each year, or more frequently if indicators of impairment exist, such as a significant sustained change in the business climate. The recoverability of long-lived assets is measured at the asset group. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There has been no impairment charge for the periods presented.

We have separately identified the portion of freehold land and building structure, in which freehold land is not subject to amortization and buildings are to be amortized over 33 years on a straight-line method.

Policy for Capitalizing Development Cost

The cost of buildings and improvements includes the purchase price of property, legal fees and other acquisition costs. Costs directly related to planning, developing, initial leasing and constructing a property are capitalized and classified as Real Estate in the consolidated balance sheets. Capitalized development costs include interest, and other direct project costs incurred during the period of development. As of April 30, 2016 and October 31, 2015, there was no such capitalized interest.

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

We capitalize leasing costs which include commissions paid to outside brokers, legal costs incurred to negotiate and document a lease agreement and any internal costs that may be applicable. We allocate these costs to individual tenant leases and amortize them over the related lease term.

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

Pursuant to a 8-K filing on September 23, 2015, in order to concentrate on durian plantation, we suspended the direct operation of oil palm plantation and leased out the oil palm land to a third party under an operating lease for 30 months from September 21, 2015 to March 20, 2018. Pursuant to this tenancy agreement, the tenant is entitled to manage the plantation, harvest and sell palm oil fresh fruit bunches and receive all proceeds thereto. Rental income of $25,912 and $50,446 was recognized for the three and six months ended April 30, 2016, respectively and included in revenue from plantation business. No rental income was recognized for the three and six months ended April 30, 2015.

(b) Rental income

We generally lease the units under operating leases with terms of two years or less. For the six months ended April 30, 2016 and 2015, we have recorded $797,742 and $948,325 in lease revenue, based upon our annual rental over the life of the lease under operating lease, using the straight-line method in accordance with ASC Topic 970-605, “Real Estate – General – Revenue Recognition” (“ASC Topic 970-605”).

As of April 30, 2016, the commercial buildings for lease are as follows:

Name of commercial building	Number of units (by floor)	Footage area (square feet)	Vacancy percentage
Megan Avenue	12	19,987	42%
Menara CMY	15	91,848	0%

We expect to record approximately $1.7 million in annual lease revenue under the operating lease arrangements in the next twelve months through April 30, 2017.

•	Cost of revenues

Cost of revenue on plantation sales includes material supplies, subcontracting costs and transportation costs incurred for planting, fertilizing and harvesting the palm oil tree. Shipping and handling costs associated with the distribution of fresh fruit bunches to the customers are also included in cost of revenues.

Cost related to our real estate business include costs associated with depreciation, land tax, on-site and property management personnel, repairs and maintenance, property insurance, marketing, landscaping and other on-site and related administrative costs. Utility expenses are paid directly by tenants.

•	Comprehensive income

ASC Topic 220, “Comprehensive Income” establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income as defined includes all changes in equity during a period from non-owner sources. Accumulated other comprehensive income, as presented in the accompanying statements of operations and comprehensive income (loss) consists of changes in unrealized gains and losses on foreign currency translation and cumulative net change in the fair value of available-for-sale investments held at the balance sheet date.

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

Our functional currency of our Company is the United States Dollars (“US$”) and the accompanying financial statements have been expressed in US$. In addition, we maintain our books and record in a local currency, Malaysian Ringgit (“MYR” or “RM”), Hong Kong Dollars (“HK$”) and Renminbi Yuan (“RMB”), which is functional currency as being the primary currency of the economic environment in which the entity operates.

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

Translation of amounts from the local currency of our Company into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the period ended April 30,
	2016	2015
Period-end RMB : US$1 exchange rate	6.47258	6.0850
Period-average RMB : US$1 exchange rate	6.48438	6.1286
Period-end HK$ : US$1 exchange rate	7.75634	7.7502
Period-average HK$ : US$1 exchange rate	7.76286	7.7542
Period-end MYR : US$1 exchange rate	3.91400	3.5481
Period-average MYR : US$1 exchange rate	4.17278	3.5495

•	Related parties

Parties, which can be a corporation or individual, are considered to be related if we have the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

•	Segment reporting

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with our internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. During the periods ended April 30, 2016 and 2015, we operate in two reportable operating segments in Malaysia.

•	Fair value of financial instruments

The carrying value of our financial instruments (excluding obligation under finance lease, long-term bank loans and available-for-sale marketable securities): cash and cash equivalents, time deposits, accounts receivable, deposits and other receivables, short-term bank borrowings, amount due to a director and accrued liabilities and other payables approximate their fair values because of the short-term nature of these financial instruments.

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

ITEM 3      Quantitative and Qualitative Disclosures about Market Risk

Foreign Exchange Risk

While our reporting currency is the US dollar, almost all of our consolidated revenues and consolidated costs and expenses are denominated in MYR. All of our assets are denominated in MYR except for some cash and cash equivalents which are denominated in RMB. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate among US dollar, MYR and RMB. If the MYR/RMB depreciates against the US dollar, the value of our MYR/RMB revenues, earnings and assets as expressed in our US dollar financial statements will decline. We have not entered into any hedging transactions in an effort to reduce our exposure to foreign exchange risk.

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

ITEM 4     Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures, subject to limitations as noted below, as of April 30, 2016, and during the period prior to and including the date of this report, were effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

Subject to the foregoing disclosure, there were no changes in our internal control over financial reporting that occurred during our last fiscal quarter ended April 30, 2016, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PRIME GLOBAL CAPITAL GROUP INCORPORATED

	By:	/s/Weng Kung Wong
Weng Kung Wong
Chief Executive Officer

	By:	/s/ Liong Tat Teh
Liong Tat Teh
Date: June 14, 2016		Chief Financial Officer

