Form 10-Q
period 2016-07-31
PRIME GLOBAL CAPITAL GROUP Inc
filed 2016-09-14
CIK 1462047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 31, 2016

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

As of September 13, 2016, the issuer had outstanding 512,682,393 shares of common stock.

i

PART I   FINANCIAL INFORMATION

ITEM 1  Financial Statements

PRIME GLOBAL CAPITAL GROUP INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	July 31, 2016	October 31, 2015

ASSETS
Current assets:
Cash and cash equivalents	$331,587	$836,794
Time deposits	987,654	1,661,692
Marketable securities, available-for-sale	275,197	334,452
Rental concession	27,160	25,605
Accounts receivable, net	162,525	112,439
Deposits and other receivables	43,885	50,172
Deferred tax assets	15,369	–
Total current assets	1,843,377	3,021,154

Rental concession, non-current	715,226	719,080
Deferred development costs	74,363	38,566
Construction in progress	280,274	263,222
Property, plant and equipment, net	45,263,678	43,044,561

TOTAL ASSETS	$48,176,918	$47,086,583

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$40	$14
Amount due to a related party	180,177	180,316
Rental deposits from tenants	430,204	405,570
Income tax payable	1,090,589	841,722
Short-term bank borrowings	3,703,704	3,491,620
Current portion of long-term bank loans	859,538	768,529
Current portion of obligation under finance lease	2,223	2,096
Deferred tax liabilities, current	6,790	6,401
Accrued liabilities and other payables	285,972	369,160
Total current liabilities	6,559,237	6,065,428

Long-term liabilities:
Long-term bank loans	10,107,461	10,111,418
Rental deposits from tenants	17,284	16,294
Amount due to a director	1,479,989	2,071,183
Deferred tax liabilities	181,661	182,461
Obligation under finance lease	1,661	3,137

Total liabilities	18,347,293	18,449,921

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 100,000,000 shares authorized; no shares issued and outstanding	–	–
Common stock, $0.001 par value; 1,000,000,000 shares authorized; 512,682,393 shares issued and outstanding, as of July 31, 2016 and October 31, 2015	512,683	512,683
Additional paid-in capital	41,934,476	41,934,476
Accumulated other comprehensive loss	(10,029,270)	(11,715,152)
Accumulated deficit	(2,439,458)	(1,980,135)
Total stockholders’ equity	29,978,431	28,751,872
Non-controlling interests	(148,806)	(115,210)
Total equity	29,829,625	28,636,662
TOTAL LIABILITIES AND EQUITY	$48,176,918	$47,086,583

See accompanying notes to condensed consolidated financial statements.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(Currency expressed in United States Dollars (“US$”), except for number of shares and per-share data)

(Unaudited)

	Three months ended July 31,		Nine months ended July 31,
	2016	2015	2016	2015
Revenues, net:
Plantation business	$25,974	$47,199	$76,420	$132,807
Rental income	410,488	457,558	1,208,230	1,405,883
Total revenues, net	436,462	504,757	1,284,650	1,538,690

Cost of revenues	(126,155)	(206,872)	(420,796)	(620,499)

Gross profit	310,307	297,885	863,854	918,191

Operating expenses:
General and administrative	(125,593)	(190,719)	(396,603)	(1,169,849)

Income (loss) from operations	184,714	107,166	467,251	(251,658)

Other (expense) income
Interest income	13,364	(217)	43,795	14,312
Interest expense	(249,901)	(286,244)	(745,593)	(904,659)
Other income	–	71,336	–	71,439

Loss before income taxes	(51,823)	(107,959)	(234,547)	(1,070,566)

Income tax expense	(168,167)	–	(250,868)	–

NET LOSS	$(219,990)	$(107,959)	$(485,415)	$(1,070,566)

Net (loss) gain attributable to non-controlling interests	(11,444)	1,770	(26,092)	(20,511)

NET LOSS ATTRIBUTABLE TO THE COMPANY	$(208,546)	$(109,729)	$(459,323)	$(1,050,055)

Other comprehensive (loss) income:
- Unrealized holding loss on available-for-sale securities	(18,536)	(25,853)	(67,930)	(25,853)
- Foreign exchange adjustment (loss) gain	(1,061,028)	(5,194,531)	1,753,812	(6,780,633)

COMPREHENSIVE (LOSS) INCOME	$(1,288,110)	$(5,330,113)	$1,226,559	$(7,856,541)

Net loss per share – Basic and diluted*	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common stock outstanding – Basic and diluted	512,682,393	512,682,393	512,682,393	512,682,393

* Less than $0.01 per share

See accompanying notes to condensed consolidated financial statements.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Nine months ended July 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(485,415)	$(1,070,566)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	388,733	461,556
Changes in operating assets and liabilities:
Accounts receivable	(42,434)	(43,392)
Deposits and other receivables	9,157	901
Deferred tax assets	(15,077)	–
Accounts payable	24	(4,024)
Rental concession	46,627	22,895
Rental deposits from tenants	–	(157,668)
Income tax payable	193,978	(91,580)
Deferred tax liabilities	(11,657)	–
Accrued liabilities and other payables	(91,229)	(99,940)
Net cash used in operating activities	(7,293)	(981,818)

Cash flows from investing activities:
Decrease (increase) in time deposits	760,231	(1,942,610)
Payments on construction in progress	(1,043)	–
Purchase of marketable securities	–	(276,588)
Purchase of property, plant and equipment	(811)	(16,498)
Plantation development costs	(32,819)	(23,108)
Net cash provided by (used in) investing activities	725,558	(2,258,804)

Cash flows from financing activities:
Repayment to related parties	(692,980)	(711,247)
Repayments on long-term bank loans	(562,890)	(11,166,073)
Proceeds from long-term bank loans	–	10,928,012
Proceeds from revolving line of credit	–	4,162,735
Payments on finance lease	(1,635)	(1,874)
Net cash (used in) provided by financing activities	(1,257,505)	3,211,553

Foreign currency translation adjustment	34,033	(248,442)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(505,207)	(277,511)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	836,794	1,785,334

CASH AND CASH EQUIVALENTS, END OF PERIOD	$331,587	$1,507,823

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income tax	$83,623	$91,580
Cash paid for interest	$745,593	$904,659

See accompanying notes to condensed consolidated financial statements.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2016

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

These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended October 31, 2015. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the operating results for the periods presented have been included in the interim period. Operating result for the three and nine months ended July 31, 2016 is not necessarily indicative of the results that may be expected for other interim periods or the year ending October 31, 2016. The consolidated condensed financial data at October 31, 2015 is derived from audited financial statements included in our Annual Report on Form 10-K for the year ended October 31, 2015, filed on January 29, 2016.

NOTE 2       ORGANIZATION AND BUSINESS BACKGROUND

Prime Global Capital Group Incorporated (formerly Home Touch Holding Company) (“PGCG” or “the Company”) was incorporated in the State of Nevada on January 26, 2009. On January 25, 2011, the Company changed its name to Prime Global Capital Group Incorporated.

Currently, the Company, through its subsidiaries, is principally engaged in the operation of durian plantation, leasing and development of commercial and residential real estate properties in Malaysia.

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

FOR THE NINE MONTHS ENDED JULY 31, 2016

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

For the nine months ended July 31, 2016, the Company reported a loss of $485,415 and working capital deficit of $4,715,860 as of July 31, 2016. The Company had accumulated deficit of $2,439,458 as of July 31, 2016 from recurring losses and significant short-term debt obligations maturing in less than one year (notes 8 and 9). These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The continuation of the Company as a going concern is dependent upon improving the profitability and the continuing financial support from its stockholders or other capital sources. Management believes that the continuing financial support from the existing shareholders or external debt financing will provide the additional cash to meet the Company’s obligations as they become due.

These condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities should the Company be unable to continue as a going concern.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2016

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

Depreciation of $127,715 and $395,151 included in general and administrative expenses for the three and nine months ended July 31, 2015 in prior period financial statements have been reclassified to cost of revenues.

The change in time deposits was classified into cash flows from financing activities in the Company's condensed consolidated statements of cash flows for the nine months ended July 31, 2015. The Company has reclassified these amounts as components of cash flows from investing activities. As a result of such reclassification, net cash flows from investing activities for the nine months ended July 31, 2015 has changed from net cash used in investing activities of $316,194 to $2,258,804, and net cash provided by financing activities has changed from $1,268,943 to $3,211,553.

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

	July 31, 2016	October 31, 2015
Bank balances held by financial institutions located in:
Malaysia	$256,969	$760,787
The PRC	73,478	74,595
	330,447	835,382
Cash on hand in Malaysia	1,140	1,412
	$331,587	$836,794

•	Time deposits

Time deposits represent certificates of deposits placed with a reputable financial institution with an original maturity beyond three months, expiring in October 2016.

•	Accounts receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and determined based on managements’ assessment of known requirements, aging of receivables, payment history, the customer’s current credit worthiness and the economic environment. The Company will consider the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. Based upon the aforementioned criteria, the Company wrote off $nil and $25,850 accounts receivable on uncollectible rental receivable at July 31, 2016 and October 31, 2015, respectively, and recorded $23,951 and $22,579 as allowance for doubtful accounts as of July 31, 2016 and October 31, 2015, respectively.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

•	Available-for-sale marketable securities

Available-for-sale marketable securities are reported at fair value using the market approach based on the quoted prices in active markets at the reporting date. The Company classifies the valuation techniques that use these inputs as Level 1 of fair value measurements. During the three and nine months ended July 31, 2016, the Company invested in equity securities listed on Bursa Malaysia with a total cost of $246,145 and escrow funds (which invested in equity securities listed in the U.S.) with a total cost of $200,000. The Company entered into an escrow agreement with Peijin Wu Hoppe (“Hoppe”), the Company’s former director, to set up an escrow fund up to $500,000 as a reserve to indemnify Hoppe from any claim of liability until July 29, 2022, the seventh year anniversary of the termination of Director Retainer Agreement, or any mutual agreement with the Company and Hoppe. For the three and nine months ended July 31, 2016, the unrealized loss representing the change in fair value of $18,536 and $67,930 respectively, was recorded as a charge to accumulated other comprehensive income in the Company’s condensed consolidated balance sheets.

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

Property, plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational:

Categories	Location of properties	Expected useful life
Freehold plantation land	Palm oil and durian plantation in Malaysia	Indefinite, as per land titles
Leasehold land under development	Leasehold land in Puncak Alam, Malaysia	Remaining lease life of 88 years, as per land titles
Freehold land under development	Freehold land in Sungai Long, Cheras, Selangor, Malaysia	Indefinite, as per land titles
Freehold land and land improvement for rental purpose	Land portion of 15 storey buildings “Menara CMY” in Kuala Lumpar, Malaysia	Indefinite, as per land titles
Building structure and improvements	Building structure of commercial buildings in Kuala Lumpar, Malaysia, including: 12 story building “Megan Avenue” and 15 story building “Menara CMY”	33 years
Office furniture, fixture and equipment		3-10 years
Motor vehicles		5 years

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

FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

The Company has separately identified the portion of freehold land and building structure, in which freehold land is not subject to amortization and buildings are to be amortized over 33 years on a straight-line method.

Policy for Capitalizing Development Cost

The cost of buildings and improvements includes the purchase price of property, legal fees and other acquisition costs. Costs directly related to planning, developing, initial leasing and constructing a property are capitalized and classified as Real Estate in the consolidated balance sheets. Capitalized development costs include interest, and other direct project costs incurred during the period of development. As of July 31, 2016 and October 31, 2015, there was no such capitalized interest.

A variety of costs are incurred in the acquisition, development and leasing of properties. After determination is made to capitalize a cost, it is allocated to the specific component of a project that is benefited. Determination of when a development project is substantially complete and capitalization must cease involves a degree of judgment. The Company adopts the capitalization policy on development properties, which is guided by ASC Topic 835-20 “Interest – Capitalization of Interest” and ASC Topic 970 “Real Estate - General”. The costs of land and buildings under development include specifically identifiable costs. The capitalized costs include pre-construction costs essential to the development of the property, development costs, construction costs, interest costs, salaries and related costs and other costs incurred during the period of development. The Company considers a construction project as substantially completed and held available for occupancy upon the receipt of certificates of occupancy, but no later than one year from cessation of major construction activity. The Company ceases capitalization on the portion (1) substantially completed and (2) occupied or held available for occupancy, and capitalizes only those costs associated with the portion under construction.

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

The Company recognizes its revenue in accordance with ASC Topic 605, “Revenue Recognition”, upon the delivery of its plantation products when: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred, (3) the sales price is fixed or determinable and (4) collection is probable.. The Company’s sale arrangements do not contain general rights of return.

(a)       Plantation revenue

Revenue from the sale of palm oil is recognized upon confirmation of the weight of fresh fruit bunches and shipment to the customer, when there is persuasive evidence of an arrangement, delivery has occurred and risk of loss has passed, the sales price is fixed or determinable at the date of sale, and collectability is reasonably assured.

Pursuant to a 8-K filing on September 23, 2015, in order to concentrate on durian plantation, the Company suspended the direct operation of oil palm plantation and leased out the oil palm land to a third party under an operating lease for 30 months from September 21, 2015 to March 20, 2018. Pursuant to this tenancy agreement, the tenant is entitled to manage the plantation, harvest and sell palm oil fresh fruit bunches and receive all proceeds thereto. Rental income of $25,974 and $76,420 was recognized for the three and nine months ended July 31, 2016, respectively and included in revenue from plantation business. No rental income was recognized for the three and nine months ended July 31, 2015.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

As of July 31, 2016, the minimum future rental receivables on the oil palm land to be collectible are as follows:

Period ending July 31:
2017	$103,704
2018	60,494

Total	$164,198

(b)       Rental income

The Company generally leases the units under operating leases with terms of two years or less. For the nine months ended July 31, 2016 and 2015, the Company has recorded $1,208,230 and $1,405,883 in lease revenue, based upon its annual rental over the life of the lease under operating lease, using the straight-line method in accordance with ASC Topic 970-605, “Real Estate – General – Revenue Recognition” (“ASC Topic 970-605”).

As of July 31, 2016, the commercial buildings for lease are as follows:

Name of commercial building	Number of units (by floor)	Footage area (square feet)	Vacancy percentage
Megan Avenue	12	19,987	42%
Menara CMY	15	91,848	0%

The Company expects to record approximately $1.6 million in annual lease revenue under the operating lease arrangements in the next twelve months through July 31, 2017.

•	Rental concession

The Company leases store location and office spaces to the tenants under operating lease arrangements. The Company receives rental income from the real estates it owns for a stated period of times. Rental income is recognized over the life of the operating lease agreement as it is earned in the period under ASC Topic 970-605. The typical leases contain initial terms of one to two years with renewal options and do not contain escalating rent amounts. Under the lease agreement of Menara CMY, the initial term of lease is one year. Provided that there are no existing breaches by the tenant, an irrecoverable annual renewal option is granted for up to twenty-nine years, with a maximum aggregate term of thirty years. Nine-months’ rent-free period under the operating lease agreement is treated as long-term rental concession, which is being amortized as an offset to revenues collected over the term of the underlying lease of 30 years on a straight-line basis.

	July 31, 2016	October 31, 2015
Rental concession:
Current portion	$27,160	$25,605
Non-current portion	715,226	719,080

Total	$742,386	$744,685

The estimated amortization on long-term rental concession in the next five years and thereafter is as follows:

Period ending July 31:
2017	$27,160
2018	27,160
2019	27,160
2020	27,160
2021	27,160
Thereafter	606,586

Total	$742,386

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

As of July 31, 2016, the minimum future rental receivables on the commercial properties to be collectible in the next five years and thereafter are as follows:

Period ending July 31:
2017	$1,646,419
2018	1,629,630
2019	1,629,630
2020	1,629,630
2021	1,629,630
Thereafter	36,395,061

Total	$44,560,000

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

FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2016

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

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the period ended July 31,
	2016	2015
Period-end RMB : US$1 exchange rate	6.6430	6.1997
Period-average RMB : US$1 exchange rate	6.5223	6.1151
Period-end HK$ : US$1 exchange rate	7.7566	7.7515
Period-average HK$ : US$1 exchange rate	7.7621	7.7534
Period-end MYR : US$1 exchange rate	4.0500	3.8200
Period-average MYR : US$1 exchange rate	4.1285	3.6034

•	Related parties

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

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. During the period ended July 31, 2016 and 2015, the Company operates in two reportable operating segments in Malaysia.

•	Fair value of financial instruments

The carrying value of the Company’s financial instruments (excluding obligation under finance lease): cash and cash equivalents, time deposits, accounts receivable, deposits and other receivables, short-term bank borrowings, long-term bank loans and available-for-sale marketable securities, amount due to a director, accrued liabilities and other payables approximate at their fair values because of the short-term nature of these financial instruments.

Management believes, based on the current market prices or interest rates for similar debt instruments, the fair value of its obligation under finance lease approximates the carrying amount.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2016

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

NOTE 5 PROPERTY, PLANT AND EQUIPMENT

	July 31, 2016	October 31, 2015
Freehold plantation land	$7,845,805	$7,845,805
Leasehold land under development	4,276,764	4,276,764
Freehold land under development	18,091,173	18,091,173
Freehold land and land improvement for rental purpose commercial building	15,191,123	15,191,123
Building structure and improvements	15,857,410	15,857,410
Office furniture, fixture and equipment	126,443	125,631
Motor vehicles	166,047	166,047
Foreign translation difference	(14,395,948)	(17,096,349)
	47,158,817	44,457,604
Less: accumulated depreciation	(2,317,584)	(1,928,852)
Less: foreign translation difference	422,445	515,809

	$45,263,678	$43,044,561

Depreciation expense for the three months ended July 31, 2016 and 2015 was $132,579 and $149,178, respectively.

Depreciation expense for the nine months ended July 31, 2016 and 2015 was $388,733 and $461,556, respectively.

Both commercial buildings in Kuala Lumpur, Malaysia are pledged against the bank loans (note 8 and 9).

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

Pursuant to an 8-K filed on July 1, 2016, PGCG Assets Holdings Sdn Bhd, the Company’s wholly owned subsidiary (“PGCG Assets”), entered into a memorandum of understanding (“MOU”) (filed as Exhibit 10.10 to this Quarterly Report and incorporated herein by reference) with Yong Tai Berhad, a public listed corporation in the main market of Bursa Malaysia Berhad (“YTB”) engaged in the business of commercial and residential property development, to jointly develop our land (the “Land”) located at Puncak Alam (the “Proposed JV”). Under the MOU, the parties agreed to use their best efforts to negotiate exclusively with each other regarding the terms and conditions of the definitive agreement to jointly develop the Land.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Pursuant to the MOU, the parties agreed that PGCG Assets and YTB shall be entitled to 20% and 80%, respectively, of the estimated Gross Development Value of the Proposed JV, or at such percentage of estimated gross development value as may be mutually agreed upon at a later date between the parties. The gross development value of the Proposed JV is estimated to be Ringgit Malaysia Five Hundred Ten Million [RM510,000,000.00] or approximately United States Dollars One Hundred Twenty Five Million [USD125,000,000.00] based on the exchange rate of USD1 : RM4.08 as at 9.00am, 14.06.2016. This estimated Gross Development Value is an estimate and may be revised accordingly during the negotiation of the terms of the definitive agreement.

The participation of the parties in the Proposed JV is conditional upon the following conditions precedent being fulfilled on or before 5.00pm, Malaysian time on the expiry of 4 months from the date of this MOU with an automatic extension of 2 months from the expiry therefrom or such later date as agreed between the parties (“Termination Date”):

(i)	finalization of the negotiations between the parties and the terms and conditions and execution and delivery of the definitive agreement, in the form and substance that is satisfactory to the parties;

(ii)	completion of all viability studies, assessments and due diligences as required by YTB including but not limited to financial, legal, tax, technical and business due diligences and due diligence on the Proposed JV, and the parties being satisfied with the results of such viability studies, assessments and due diligences;

(iii)	The parties shall use reasonable efforts to negotiate and enter into the definitive agreement which will reflect the terms of this MOU and contain such other provisions as are usual and customary in transactions of this nature including customary representations and warranties, customary conditions to closing, indemnifications and covenants and the parties are satisfied on the warranties as agreed between the parties.

If the definitive agreement concerning the Proposed JV is not executed by 5.00pm, Malaysian time on the Termination Date (or such later date as agreed between the parties) for whatever reason, then the parties are released from all further obligations and liabilities under the MOU. The MOU is governed by the laws of Malaysia.

YTB is currently conducting its feasibility studies and business and market due diligence. The Company suspended its plans for obtaining further approvals pending YTB’s determination of whether it elects to proceed with the Proposed JV. In the event YTB elects not to proceed with the Proposed JV, the Company may also suspend its development efforts until market conditions improve. As of the approval date of these financial statements, no definitive agreement has been concluded.

NOTE 6       AMOUNTS DUE TO RELATED PARTIES

	July 31, 2016	October 31, 2015
Current portion:
Amount due to a related party, unsecured, interest-free and repayable on demand,
Mr. Pua Wooi Khang, a subsidiary’s former director	$180,177	$180,316

Non-current portion:

Amount due to a related party, unsecured, interest-free and not expected to be repaid in the next twelve months
Mr. Weng Kung Wong, the Company’s director	$1,479,989	$2,071,183

NOTE 7       ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consist of the following:

	July 31, 2016	October 31, 2015
Accrued operating expenses	$55,647	$115,883
Accrued interest expense	61,477	57,957
Potential tax penalty liability (Note 11)	135,000	135,000
Other payable	33,848	60,320
	$285,972	$369,160

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE 8       BANK LOANS

	July 31, 2016	October 31, 2015
Bank loans from financial institutions in Malaysia,
Bank of China (Malaysia) Berhad	$8,692,386	$8,692,957
RHB Bank Berhad	2,274,613	2,186,990
	10,966,999	10,879,947
Less: current portion	(859,538)	(768,529)
Bank loans, net of current portion	$10,107,461	$10,111,418

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

The loan from Bank of China (Malaysia) Berhad is secured by the first party charge over 15-story commercial office building “Menara CMY” in Kuala Lumpur, Malaysia, deed of assignment of rental proceeds over the rights and interest to the rental of the 15-story commercial office building and is personally guaranteed by the director and chief executive officer of the Company, Mr. Weng Kung Wong and a subsidiary of the Company, UHT. The loan is also secured by a debenture incorporating fixed and floating charge for RM55 million plus interest thereon over the assets of PGCG Assets. The cost of funds was 7.85% and 7.60% per annum for the periods ended July 31, 2016 and 2015, respectively.

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

The loan is secured by the 12-story commercial office building “Megan Avenue” in Kuala Lumpur, Malaysia and is personally guaranteed by the director and chief executive officer of the Company, Mr. Weng Kung Wong and a director of the Company’s subsidiary, Mr. Kok Wai Chai and a subsidiary of the Company, UHT. The cost of funds was 4.70%-4.95% per annum for the periods ended July 31, 2016 and 2015.

As of July 31, 2016, the minimum future payments of the aggregate bank loans in the next five years and thereafter are as follows:

Period ending July 31:
2017	$859,538
2018	920,278
2019	986,937
2020	1,058,371
2021	1,137,498
Thereafter	6,004,377

Total:	$10,966,999

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE 9       SHORT-TERM BANK BORROWINGS

The revolving line of credit was granted concurrent with the term loans and pursuant to the same facility letter (see Note 8) by Bank of China (Malaysia) Berhad to the Company, which provided for up to RM15,000,000 (equal to $3,703,704) for its working capital purpose. The line bears interest at an annual rate of 1.5% above the bank’s cost of funds on a daily basis. The line is repayable on demand or at rollover options of 1, 3, 6 & 12 months. The effective interest rate was 4.93% per annum for the quarter ended July 31, 2016.

The aggregate amount outstanding under the revolving line of credit was $3,703,704 at July 31, 2016.

NOTE 10       OBLIGATION UNDER FINANCE LEASE

The Company purchased a motor vehicle under a finance lease agreement with the effective interest rate of 3.70% per annum, due through April 8, 2018, with principal and interest payable monthly. The obligation under the finance lease is as follows:

	July 31, 2016	October 31, 2015

Finance lease	$4,598	$6,193
Less: interest expense	(714)	(960)

Net present value of finance lease	$3,884	$5,233

Current portion	$2,223	$2,096
Non-current portion	1,661	3,137

Total	$3,884	$5,233

As of July 31, 2016, the maturities of the finance lease for the remaining term is as follows:

Period ending July 31:
2017	$2,223
2018	1,661

Total	$3,884

NOTE 11       INCOME TAXES

The local (United States) and foreign components of loss before income taxes were comprised of the following:

	Nine months ended July 31,
	2016	2015
Tax jurisdictions from:
– Local	$(105,349)	$(140,869)
– Foreign, representing:
Malaysia	(129,198)	(924,613)
Hong Kong	–	–
The PRC	–	(5,084)

Loss before income taxes	$(234,547)	$(1,070,566)

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Provision for income taxes consisted of the following:

	Nine months ended July 31,
	2016	2015
Current:
– Local	$–	$–
– Foreign, representing:
BVI	–	–
Malaysia	277,601	–
Hong Kong		–
The PRC	–	–

Deferred:
– Local	–	–
– Foreign	(26,733)	–

Income tax expense	$250,868	$–

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. During the periods presented, the Company has a number of subsidiaries that operates in different countries and are subject to tax in the jurisdictions in which the subsidiaries operate, as follows:

United States of America

PGCG is registered in the State of Nevada and is subject to United States of America tax law. As of July 31, 2016 and October 31, 2015, the operations in the United States of America incurred $545,150 and $467,838, respectively of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2031, if unutilized. The Company has provided for a full valuation allowance of $190,803 (October 31, 2015: $163,743) against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The Company has adopted ASC 740-10 “Accounting for Income Taxes” and recorded a liability for an uncertain income tax position, tax penalties and any imputed interest thereon. The amount, recorded as an obligation in accrued liabilities and other payables, is $135,000 (Note 7) at July 31, 2016 and October 31, 2015 in respect of potential tax penalty of the late filing of IRS return.

British Virgin Islands

Under the current BVI law, the Company’s subsidiaries are not subject to tax on income. No provision for income tax is required due to operating loss incurred.

Hong Kong

Max Trend is subject to Hong Kong Profits Tax, which is charged at the statutory income rate of 16.5% on its assessable income. No provision for income tax is required due to operating loss incurred. The Company has provided for a full valuation allowance against the deferred tax assets of $1,065 at July 31, 2016 and October 31, 2015, on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The PRC

SMTG is subject to the Corporate Income Tax governed by the Income Tax Law of the People’s Republic of China with a unified statutory income tax rate of 25%. No provision for income tax is required since SMTG deregistered in August 2015.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2016

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

	Nine months ended July 31,
	2016	2015

Loss before income taxes	$(129,198)	$(924,613)
Statutory income tax rate	25%	20%
Income tax at statutory tax rate	(32,299)	(184,923)
Tax effect of non-deductible expenses	10,823	92,311
Tax effect of different tax rate	3,019	–
Tax effect of non-business source rental income	243,738	–
Net operating loss	25,587	92,612

Income tax expense	$250,868	–

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of July 31, 2016 and October 31, 2015:

	July 31, 2016	October 31, 2015
Deferred tax assets:
Capital loss	$9,869	$6,359
Accrued interest expenses	15,369	–

Net operating loss carryforwards:
- United States of America	190,803	163,743
- Malaysia	235,436	183,405
- Hong Kong	1,065	1,065
- PRC	–	–
Total deferred tax assets	452,542	354,572
Less: valuation allowance	(437,173)	(354,572)

Deferred tax assets	$15,369	$–

Deferred tax liabilities, current
Rental concession	$6,790	$6,401

Deferred tax liabilities, non-current
Property, plant and equipment	2,855	2,691
Rental concession	178,806	179,770
	$181,661	$182,461

NOTE 12       STOCKHOLDERS’ EQUITY

As of July 31, 2016, the number of shares of the Company’s common stock issued and outstanding is 512,682,393 shares. There are no shares of preferred stock issued and outstanding.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2016

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 4). Summarized financial information concerning the Company’s reportable segments is shown as below:

	Three months ended July 31, 2016
	Plantation Business	Real Estate Business	Corporate	Total

Revenues	$25,974	$417,122	$–	$443,096
Inter-segment revenue	–	(6,634)	–	(6,634)
Revenues, net	25,974	410,488	–	436,462
Cost of revenues	–	(126,155)	–	(126,155)
Gross profit	25,974	284,333	–	310,307
Depreciation	1,970	127,645	2,964	132,579
Net income (loss)	7,251	(132,109)	(95,132)	(219,990)
Total assets	6,186,616	41,587,087	403,215	48,176,918
Expenditure for long-lived assets	$5	$14	$–	$19

	Three months ended July 31, 2015
	Plantation Business	Real Estate Business	Corporate	Total

Revenues	$47,199	$464,775	$–	$511,974
Inter-segment revenue	–	(7,217)	–	(7,217)
Revenues, net	47,199	457,558	–	504,757
Cost of revenues	(15,518)	(191,354)	–	(206,872)
Gross profit	31,681	266,204	–	297,885
Depreciation	4,867	138,850	5,461	149,178
Net income (loss)	75,128	(74,110)	(108,977)	(107,959)
Total assets	6,653,629	46,240,621	339,813	53,234,063
Expenditure for long-lived assets	$–	$–	$–	$–

	Nine months ended July 31, 2016
	Plantation Business	Real Estate Business	Corporate	Total

Revenues	$76,420	$1,227,719	$–	$1,304,139
Inter-segment revenue	–	(19,489)	–	(19,489)
Revenues, net	76,420	1,208,230	–	1,284,650
Cost of revenues	–	(420,796)	–	(420,796)
Gross profit	76,420	787,434	–	863,854
Depreciation	2,946	374,968	10,819	388,733
Net income (loss)	10,563	(230,649)	(265,329)	(485,415)
Total assets	6,186,616	41,587,087	403,215	48,176,918
Expenditure for long-lived assets	$484	$1,370	$–	$1,854

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Nine months ended July 31, 2015
	Plantation Business	Real Estate Business	Corporate	Total

Revenues	$132,807	$1,428,212	$–	$1,561,019
Inter-segment revenue	–	(22,329)	–	(22,329)
Revenues, net	132,807	1,405,883	–	1,538,690
Cost of revenues	(77,788)	(542,711)	–	(620,499)
Gross profit	55,019	863,172	–	918,191
Depreciation	15,064	429,596	16,896	461,556
Net income (loss)	46,655	(660,250)	(456,971)	(1,070,566)
Total assets	6,653,629	46,240,621	339,813	53,234,063
Expenditure for long-lived assets	$16,498	$–	$–	$16,498

All long-lived assets are located in Malaysia.

NOTE 14       CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)       Major customers

For the three and nine months ended July 31, 2016 and 2015, the customer who accounted for 10% or more of the Company’s revenues is presented as follows:

		Three months ended July 31, 2016		July 31, 2016
	Business segment	Revenues	Percentage of revenues	Trade accounts receivable

Customer H	Real estate	$401,335	92%	$135,802

		Three months ended July 31, 2015		July 31, 2015
	Business segment	Revenues	Percentage of revenues	Trade accounts Receivable

Customer H	Real estate	$444,226	88%	$143,979

		Nine months ended July 31, 2016		July 31, 2016
	Business segment	Revenues	Percentage of revenues	Trade accounts receivable

Customer H	Real estate	$1,178,994	92%	$135,802

		Nine months ended July 31, 2015		July 31, 2015
	Business segment	Revenues	Percentage of revenues	Trade accounts receivable

Customer H	Real estate	$1,358,439	88%	$143,979

All customers are located in Malaysia.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

(b)       Major vendors

For the three and nine months ended July 31, 2016, no vendor accounted for 10% or more of the Company’s purchases.

For the three and nine months ended July 31, 2015, the vendor who accounted for 10% or more of the Company’s purchases is presented as follows:

	Three months ended July 31, 2015		July 31, 2015
	Purchase	Percentage of purchase	Trade accounts payable

Vendor E	$1,624	11%	–
Vendor F	4,140	27%	–

	Nine months ended July 31, 2015		July 31, 2015
	Purchase	Percentage of purchase	Trade accounts payable

Vendor E	$13,233	17%	–
Vendor F	26,836	35%	–

All vendors are located in Malaysia.

(c)	Credit risk

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

FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE 15       COMMITMENTS AND CONTINGENCIES

(a)       Operating lease commitment

As of July 31, 2016, the Company occupied its own building premises and has no future minimum rental payments due under various operating leases in the next twelve months.

(b)       Capital commitment

As of July 31, 2016, the Company does not have any significant capital commitments.

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

NOTE 16       SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after July 31, 2016 up through the filing date of these condensed consolidated financial statements. During the period, the Company did not have any material recognizable subsequent events.

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

Overview

During the three months ended July 31, 2016, we operated in two business segments: (i) our oilseeds and durian plantation business; and (ii) our real estate business. Our oilseeds and durian plantation business is operated through Virtual Setup Sdn. Bhd., or VSSB, and our real estate business is primarily operated through PGCG Assets Holdings Sdn. Bhd., or PGCG Assets, and Dunford Corporation Sdn Bhd.

Summarized financial information regarding each revenue generating segment for the three months ended July 31, 2016 is as follows:

	Three months ended July 31, 2016
	Plantation Business	Real Estate Business	Corporate	Total

Revenues	$25,974	$417,122	$–	$443,096
Inter-segment revenue	–	(6,634)	–	(6,634)
Revenues, net	25,974	410,488	–	436,462
Cost of revenues	–	(126,155)	–	(126,155)
Gross profit	25,974	284,333	–	310,307
Depreciation	1,970	127,645	2,964	132,579
Net income/(loss)	7,251	(132,109)	(95,132)	(219,990)
Total assets	6,186,616	41,587,087	403,215	48,176,918
Expenditure for long-lived assets	$5	$14	$–	$19

Our initial business plan launched in July 2010 broadly contemplated the development, distribution and operation of mobile and online social networking, ecommerce and search products and services. However, as a result of the challenges we experienced in implementing our m-commerce business plan, we entered the palm oil plantation and real estate businesses in 2012 and in 2014 discontinued our software and consumer goods distribution businesses. Since the commencement of our business segments, we (through our subsidiaries):

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

We focused on the maintenance and operation of its oil palm plantation in Malaysia. We believes that the value of its oil palm plantation has increased since its acquisition, and while it has not pursued any discussions or received any formal offers regarding the sale of its plantation, it may consider sales offers in the future if a sale would maximize return to its investors. Due to challenges associated with labor shortages and labor management, we contracted out the management and operation of our oil palm plantation to BJ Bentong Trading effective from September 21, 2015 to March 20, 2018.

We commenced planting premium durian, of the “Musang King” variety, in the first quarter of calendar year 2014. As of the date of this report, we have replanted 130 acres of our oil palm with premium durian trees. We planted an average of 35 trees per acre and anticipate an average production of 50 grade A fruits per tree for each of the two growing seasons per year.

Premium durian trees require approximately 5 years to mature and produce grade A fruits. Accordingly, we do not expect revenue from our durian orchard until calendar year 2019, the earliest. At this time, we do not expect our durian orchard to exceed 130 acres in the near future.

Challenges From Our Real Estate Operations

Commercial Buildings

We generate rental income from our 12 story and 15 story commercial properties and anticipate generating income from the sale of developed properties. As of the date of this report, 3 of the 12 stories of our 12 story building have been leased to tenants at market rates. We are actively attempting to lease our 7 vacant units. We occupy the remaining two stories as our corporate headquarters.

Our 15 story building is fully leased to Le Apple which operates a boutique hotel on the premises. The Rental Agreement has an initial term of one (1) year commencing December 1, 2013 and expiring November 30, 2014. Provided that there are no existing breaches by Le Apple, we will be required to renew the lease for additional one-year terms up to twenty nine years, for a maximum aggregate term of thirty years. The initial monthly rental rate is RM550,000 (approximately US$133,220) and is increased every three years by 5% to 10% or to the then prevailing market rate, whichever is lower.

Residential Property Development

On June 10, 2015, we received approval to develop our leasehold land located in Puncak Alam. Due to challenges in the current Malaysian real property market, in November 2015, we submitted a request to convert some our planned semi-detached and bungalow home parcels into cluster semi-detached homes to improve the marketability of the development. We received approval of our revised development plan March 4, 2016.

On July 1, 2016, PGCG Assets Holdings Sdn Bhd, a Malaysia corporation and our wholly owned subsidiary (“PGCG Assets”), entered into a memorandum of understanding (“MOU”) with Yong Tai Berhad, a public listed corporation in the main market of Bursa Malaysia Berhad (“YTB”) engaged in the business of commercial and residential property development, to jointly develop our land (the “Land”) located at Puncak Alam (the “Proposed JV”). Under the MOU, the parties agreed to use their best efforts to negotiate exclusively with each other regarding the terms and conditions of the definitive agreement to jointly develop the Land.

Pursuant to the MOU, the parties agreed that PGCG Assets and YTB shall be entitled to 20% and 80%, respectively, of the estimated Gross Development Value of the Proposed JV, or at such percentage of estimated Gross Development Value as may be mutually agreed upon at a later date between the parties. The Gross Development Value of the Proposed JV is estimated to be Ringgit Malaysia Five Hundred Ten Million [RM510,000,000.00] or approximately United States Dollars One Hundred Twenty Five Million [USD125,000,000.00] based on the exchange rate of USD1 : RM4.08 as at 9.00am, 14.06.2016. This estimated Gross Development Value is an estimate and may be revised accordingly during the negotiation of the terms of the definitive agreement.

The participation of the parties in the Proposed JV is conditional upon the following conditions precedent being fulfilled on or before 5.00 pm, Malaysian time on the expiry of 4 months from the date of this MOU with an automatic extension of 2 months from the expiry therefrom or such later date as agreed between the parties (“Termination Date”):

(i)	finalization of the negotiations between the parties and the terms and conditions and execution and delivery of the definitive agreement, in the form and substance that is satisfactory to the parties;

(ii)	completion of all viability studies, assessments and due diligences as required by YTB including but not limited to financial, legal, tax, technical and business due diligences and due diligence on the Proposed JV, and the parties being satisfied with the results of such viability studies, assessments and due diligences;

(iii)	The parties shall use reasonable efforts to negotiate and enter into the definitive agreement which will reflect the terms of this MOU and contain such other provisions as are usual and customary in transactions of this nature including customary representations and warranties, customary conditions to closing, indemnifications and covenants and the parties are satisfied on the warranties as agreed between the parties.

If the definitive agreement concerning the Proposed JV is not executed by 5.00 pm, Malaysian time on the Termination Date (or such later date as agreed between the parties) for whatever reason, then the parties are released from all further obligations and liabilities under the MOU. The MOU is governed by the laws of Malaysia.

The foregoing description of the MOU is a summary only and is qualified in its entirety by reference to the MOU, which is filed as Exhibit 10.10 to this Quarterly Report and incorporated herein by reference.

YTB is currently conducting its feasibility studies and business and market due diligence. We have suspended our plans for obtaining further approvals pending YTB’s determination of whether it elects to proceed with the Proposed JV. In the event YTB elects not to proceed with the Proposed JV, we may also suspend our development efforts until market conditions improve.

We have suspended our plans to develop our Bandar Sungai Long High Grade Villas Community project pending the outcome of the Proposed JV. Any failure to develop, market and sell the Land and our other vacant lots would materially and adversely affect our business plan, results of operations and financial condition.

On September 8, 2016, the Urban Wellbeing, Housing and Local Government Ministry of Malaysia announced the introduction of an initiative that will enable property developers to provide loans to buyers at an interested rate between 12 and 18 percent. Developers will be able to apply to the ministry on September 8, 2016, for a money lending license. It is our understanding that loans made pursuant to such license will not be restricted to first time home buyers.

We are considering applying for such money lender’s license to enable us to provide financing to prospective buyers of our future properties. If we apply and are successful in obtaining such license, we hope that we will be able to boost sales of our properties that we have earmarked for development.

We continue to maintain a cautious but positive outlook for the residential market based upon Malaysia’s stable employment outlook, growth in household income, formation of new households, and increased demand for affordable residential property from first time home buyers. Developers such as us are facing challenges of inconsistent supply and high cost of labor, increased costs of building materials (such as cement and steel bars) and general increased costs of doing business. Our market is also sensitive to changes in lending rates and lending requirements as many homebuyers rely on financing to make purchases. As a result, government or bank policies that result in increased interest rates and or stricter lending requirements may adversely affect the sales of our developed properties.

Results of Operations

Comparison of the three months ended July 31, 2016 and July 31, 2015

The following table sets forth certain operational data for the three months ended July 31, 2016, compared to the three months ended July 31, 2015:

	For the Three Months Ended July 31,		$	%
	2016	2015	Change	Change
Net Revenues	$436,462	$504,757	(68,295)	(14%	)
Plantation business	25,974	47,199	(21,225)	(45%	)
Real estate	410,488	457,558	(47,070)	(10%	)
Total cost of revenue	(126,155)	(206,872)	80,717	(39%	)
Plantation business	–	(15,518)	15,518	(100%	)
Real estate	(126,155)	(191,354)	65,199	(34%	)
Gross profit	310,307	297,885	12,422	4%
General and administrative expenses	(125,593)	(190,719)	65,126	(34%	)
Other income (expense), net	(236,537)	(215,125)	(21,412)	10%
Loss before income taxes	(51,823)	(107,959)	56,136	(52%	)
Income tax expense	(168,167)	–	(168,167)	100%
Net loss	(219,990)	(107,959)	(112,031)	104%

Net Revenue. We generated net revenue of $436,462 and $504,757 for the three months ended July 31, 2016 and 2015, respectively. The decrease in net revenue from our real estate business for the quarter ended July 31, 2016, is primarily attributable to a weaker foreign exchange of the Malaysian Ringgit against the US Dollar. Also, revenue from our plantation business decreased after we contracted out the management and operation of our oil palm plantation in September 2015.

For the three months ended July 31, 2016, our plantation and real estate businesses accounted for approximately 6.0% and 94.0% of our net revenue, respectively. For the three months ended July 31, 2015, our plantation and real estate businesses accounted for approximately 9.4% and 90.6% of our net revenue, respectively.

For the three months ended July 31, 2016 and 2015, the customer who accounted for 10% or more of the Company’s revenues is presented as follows:

		Three months ended July 31, 2016		July 31, 2016
	Business segment	Revenues	Percentage of revenues	Trade accounts receivable

LeApple Boutique Hotel (KLCC) Sdn. Bhd.	Real estate	$401,335	92%	$135,802

		Three months ended July 31, 2015		July 31, 2015
	Business segment	Revenues	Percentage of revenues	Trade accounts receivable

LeApple Boutique Hotel (KLCC) Sdn. Bhd.	Real estate	$444,226	88%	$143,979

All customers are located in Malaysia.

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

Cost of Revenue. For the three months ended July 31, 2016, our cost of revenue as a percentage of net revenue was approximately 28.9% with our real estate businesses accounting for 100% of the cost of revenues. For the same period ended July 31, 2015, our cost of revenue as a percentage of net revenue was approximately 41.0%, with our oilseeds and real estate businesses accounting for 7.5% and 92.5%, respectively. Cost of real estate revenue in 2016 and 2015 consisted primarily of land taxes, maintenance and depreciation of the leased properties of our real estate. Cost of plantation revenue in 2015 consisted primarily of the costs related to the oil palm business such as material supplies, subcontracting costs and transportation costs incurred for planting, fertilizing and harvesting the oil palm tree. Shipping and handling costs associated with the distribution of fresh fruit bunches to the customers are also included in cost of revenues. The decrease in cost of revenue is primarily attributable to the change in our plantation business model and the depreciation of the Malaysian Ringgit against the US Dollar.

For the three months ended July 31, 2016, no vendor accounted for 10% or more of the Company’s purchases. For the three months ended July 31, 2015, the vendor who accounted for 10% or more of the Company’s purchases is presented as follows:

	Three months ended July 31, 2015		July 31, 2015
	Purchase	Percentage of purchase	Trade accounts payable

Supri	$1,624	11%	–
Lim Joo Soon Enterprise	$4,140	27%	–

All vendors are located in Malaysia.

We expect our cost of revenue attributable to our real estate businesses to continue to increase as our real estate business continues to develop. We expect our cost of revenue attributable to our plantation business to stabilize absent acquisitions or other expansions of our plantation business.

Gross Profit. For the three months ended July 31, 2016, we achieved gross profit of $310,307 as compared to $297,885 for the three months ended July 31, 2015. As of July 31, 2016, individual gross profit percentages from our plantation and real estate operations were approximately 100% and 69.3%, respectively. Comparable amounts as of July 31, 2015, for our plantation and real estate operations were approximately 67.1% and 58.2%, respectively. The increase in overall gross profit is primarily attributable to the change in our plantation business model and depreciation in foreign exchange.

We expect gross profit derived from our real estate businesses to gradually increase as our business matures and gross profit from the plantation segment to stabilize.

General and Administrative Expenses (“G&A”). We incurred G&A expenses of $125,593 and $190,719 for the three months ended July 31, 2016, and 2015, respectively. The decrease in G&A expenses of $65,126 is primarily attributable to lower staff cost and professional fees and consultancy fees incurred for the Puncak Alam project for the three months ended July 31, 2015.

As a general matter, we expect our G&A to increase in the foreseeable future as we begin development of our real estate assets. G&A as a percentage of net revenue was approximately 28.8% and 37.8% for the three months ended July 31, 2016 and 2015, respectively.

Other Income (Expense), net. We incurred net other expense of $236,537 for the three months ended July 31, 2016, as compared to net other expense of $215,125 for the three months ended July 31, 2015. Net other expense for the three months ended July 31, 2016, consisted primarily of interest expense from our bank loans offset by interest income from time deposit. Net other expense for the same period ended July 31, 2015, consisted of interest expense from our bank loans offset by income from compensation received regarding to the purchase of the oil palm land.

Income Tax Expense. We recorded income tax expense of $168,167 and $0 for the three months ended July 31, 2016 and 2015, respectively. The increase is primarily attributable to the tax effect of non-business source rental income.

Comparison of the nine months ended July 31, 2016 and July 31, 2015

The following table sets forth certain operational data for the nine months ended July 31, 2016, compared to the nine months ended July 31, 2015:

	For the Nine Months Ended July 31,		$	%
	2016	2015	Change	Change
Net Revenues	$1,284,650	$1,538,690	(254,040)	(17%	)
Plantation business	76,420	132,807	(56,387)	(42%	)
Real estate	1,208,230	1,405,883	(197,653)	(14%	)
Total cost of revenue	(420,796)	(620,499)	199,703	(32%	)
Plantation business	–	(77,788)	77,788	(100%	)
Real estate	(420,796)	(542,711)	121,915	(22%	)
Gross profit	863,854	918,191	(54,337)	(6%	)
General and administrative expenses	(396,603)	(1,169,849)	773,246	(66%	)
Other income (expense), net	(701,798)	(818,908)	117,110	(14%	)
Loss before income taxes	(234,547)	(1,070,566)	836,019	(78%	)
Income tax expense	(250,868)	–	(250,868)	100%
Net loss	(485,415)	(1,070,566)	585,151	(55%	)

Net Revenue. We generated net revenue of $1,284,650 and $1,538,690 for the nine months ended July 31, 2016 and 2015, respectively. The decrease in net revenue from our real estate business for the quarter ended July 31, 2016, is primarily attributable to a weaker foreign exchange of the Malaysian Riggit against the US Dollar. Also, revenue from our plantation business decreased after we contracted out the management and operation of our oil palm plantation in September 2015.

For the nine months ended July 31, 2016, our plantation and real estate businesses accounted for approximately 5.9% and 94.1% of our net revenue, respectively. For the nine months ended July 31, 2015, our plantation and real estate businesses accounted for approximately 8.6% and 91.4% of our net revenue, respectively.

For the nine months ended July 31, 2016 and 2015, the customer who accounted for 10% or more of the Company’s revenues is presented as follows:

		Nine months ended July 31, 2016		July 31, 2016
	Business segment	Revenues	Percentage of revenues	Trade accounts receivable

LeApple Boutique Hotel (KLCC) Sdn. Bhd.	Real estate	$1,178,994	92%	$135,802

		Nine months ended July 31, 2015		July 31, 2015
	Business segment	Revenues	Percentage of revenues	Trade accounts receivable

LeApple Boutique Hotel (KLCC) Sdn. Bhd.	Real estate	$1,358,439	88%	$143,979

All customers are located in Malaysia.

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

Cost of Revenue. For the nine months ended July 31, 2016, our cost of revenue as a percentage of net revenue was approximately 32.8% with our real estate business accounting for 100% of the cost of revenue. For the same period ended July 31, 2015, our cost of revenue as a percentage of net revenue was approximately 40.3%, with our oilseeds and real estate businesses accounting for 12.5% and 87.5%, respectively. Cost of real estate revenue in 2016 and 2015 primarily consisted of land taxes, maintenance and depreciation of the leased properties of our real estate. Cost of plantation revenue in 2015 consisted primarily of the costs related to the oil palm business such as material supplies, subcontracting costs and transportation costs incurred for planting, fertilizing and harvesting the oil palm tree. Shipping and handling costs associated with the distribution of fresh fruit bunches to the customers are also included in cost of revenues. The decrease in cost of revenue is primarily attributable to change to business mode in plantation business and depreciation of the Malaysian Ringgit against the US Dollar.

For the nine months ended July 31, 2016, no vendor accounted for 10% or more of the Company’s purchases. For the nine months ended July 31, 2015, the vendor who accounted for 10% or more of the Company’s purchases is presented as follows:

	Nine months ended July 31, 2015		July 31, 2015
	Purchase	Percentage of purchase	Trade accounts payable

Supri	$13,233	17%	–
Lim Joo Soon Enterprise	$26,836	35%	–

All vendors are located in Malaysia.

We expect our cost of revenue attributable to our real estate businesses to continue to increase as our real estate business continues to develop. We expect our cost of revenue attributable to our plantation business to stabilize absent acquisitions or other expansions of our plantation business.

Gross Profit. For the nine months ended July 31, 2016, we achieved gross profit of $863,854 as compared to $918,191 for the same period ended July 31, 2015. As of July 31, 2016, individual gross profit percentages from our plantation and real estate operations were approximately 100% and 65.2%, respectively. Comparable amounts as of July 31, 2015, for our plantation and real estate operations were approximately 41.4% and 61.4%, respectively. The decrease in overall gross profit is primarily attributable to the change in our plantation business model and depreciation in foreign exchange.

We expect gross profit derived from our real estate businesses to gradually increase as our business matures and gross profit from the plantation segment to stabilize.

General and Administrative Expenses (“G&A”). We incurred G&A expenses of $396,603 and $1,169,849 for the nine months ended July 31, 2016 and 2015, respectively. The decrease in G&A expenses of $773,246 is primarily attributable to the decrease in professional fees, stamping and declaration fees and valuation fees primarily incurred for the application of banking facilities in the nine months ended July 31, 2015.

As a general matter, we expect our G&A to increase in the foreseeable future as we begin development of our real estate assets. G&A as a percentage of net revenue was approximately 30.9% and 76.0% for the nine months ended July 31, 2016 and 2015, respectively.

Other Income (Expense), net. We incurred net other expense of $701,798 for the nine months ended July 31, 2016, as compared to net other expense of $818,908 for the same period ended July 31, 2015. Net other expense for the nine months ended July 31, 2016 and 2015, consisted primarily of interest expense from our bank loans offset by interest income from time deposits and other income of compensation received regarding to the purchase of the oil palm land.

Income Tax Expense. We recorded income tax expense of $250,868 and $0 for the nine months ended July 31, 2016 and 2015, respectively. The increase is primarily attributable to the tax effect of non-business source rental income.

Liquidity and Capital Resources

As of July 31, 2016, we had cash and cash equivalents of $331,587, as compared to $836,794 as of October 31, 2015. Our cash and cash equivalents decreased as a result of cash used in operation and repayment of bank loans and repayment to related parties.

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

Going Concern Uncertainties

The continuation of the Company as a going concern is dependent upon improving our profitability and the continuing financial support from our stockholders. Our sources of capital in the past have included the sale of equity securities, which include common stock sold in private transactions and public offerings, capital leases and short-term and long-term debts. While we believe that we will obtain external financing and the existing shareholders will continue to provide the additional cash to meet our obligations as they become due. There can be no assurance that we will be able to raise such additional capital resources on satisfactory terms. We believe that our current cash and other sources of liquidity discussed below are adequate to support operations for at least the next 12 months.

	Nine Months Ended July 31,
	2016	2015
Net cash used in operating activities	(7,293)	(981,818)
Net cash provided by (used in) investing activities	725,558	(2,258,804)
Net cash (used in) provided by financing activities	(1,257,505)	3,211,553

Net Cash Used In Operating Activities.

For the nine months ended July 31, 2016, net cash used in operating activities was $7,293, which consisted primarily of a net loss of $485,415, a decrease in accrued liabilities and other payables of $91,229, an increase in accounts receivable of $42,434, an increase in deferred tax assets of $15,077 and a decrease in deferred tax liabilities of $11,657, offset by depreciation of $388,733, an increase in income tax payable of $193,978, a decrease in a rental concession of $46,627, and a decrease in deposits and other receivables of $9,157.

For the nine months ended July 31, 2015, net cash used in operating activities was $981,818, which consisted primarily of a net loss of $1,070,566, a decrease in rental deposits of $157,668, a decrease in income tax payable of $91,580, a decrease in accrued liabilities and other payables of $99,940 offset by depreciation of $461,556.

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

Net Cash Provided By (Used In) Investing Activities.

For the nine months ended July 31, 2016, net cash provided by investing activities was $725,558, which was primarily attributable to the decrease in time deposits of $760,231 offset by the payment of plantation development costs of $32,819.

For the nine months ended July 31, 2015, net cash used in investing activities was $2,258,804, which was primarily attributable to the increase in time deposits of $1,942,610, purchase of marketable securities of $276,588, plantation development costs of $23,108 and purchase of property, plant and equipment of $16,498.

Net Cash (Used In) Provided By Financing Activities.

For the nine months ended July 31, 2016, net cash used in financing activities was $1,257,505, consisting primarily of repayments to Weng Kung Wong, our Chief Executive Officer and director, of $692,980, repayments of $562,890 on outstanding bank loans and repayments on a finance lease of $1,635.

For the nine months ended July 31, 2015, net cash provided by financing activities was $3,211,553, consisting primarily of proceeds from a new bank loan of $10,928,012, a revolving line of credit of $4,162,735, offset by repayment of $11,166,073 in bank loans and repayments to Weng Kung Wong, our Chief Executive Officer and director, of $711,247.

Off-Balance Sheet Arrangements

We have no outstanding off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. We do not engage in trading activities involving non-exchange traded contracts.

Contractual Obligations and Commercial Commitments

We had the following contractual obligations and commercial commitments as of July 31, 2016:

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Amount due to related parties	1,660,166	180,177	1,479,989	–	–
Commercial commitments
Bank loan repayment	14,670,703	4,563,242	1,907,215	2,195,869	6,004,377
Finance lease obligation	3,884	2,223	1,661	–	–
Total obligations	16,334,753	4,745,642	3,388,865	2,195,869	6,004,377

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

Accounts receivable are recorded at the invoiced amount and do not bear interest. We extend unsecured credit to our customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and determined based on managements’ assessment of known requirements, aging of receivables, payment history, our customer’s current credit worthiness and the economic environment. We will consider the allowance for doubtful accounts for any estimated losses resulting from the inability of our customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. We do not have any off-balance-sheet credit exposure related to our customers. Based upon the aforementioned criteria, we wrote off $nil and $25,850 accounts receivable on uncollectible rental receivable at July 31, 2016 and October 31, 2015, respectively, and recorded $23,951 and $22,579 as allowance for doubtful accounts as of July 31, 2016 and October 31, 2015, respectively.

•	Available-for-sale marketable securities

Available-for-sale marketable securities are reported at fair value using the market approach based on the quoted prices in active markets at the reporting date. We classify the valuation techniques that use these inputs as Level 1 of fair value measurements. During the three and nine months ended July 31, 2016, we invested in equity securities listed on Bursa Malaysia with a total cost of $246,145 and escrow funds (which invested in equity securities listed in the U.S.) with a total cost of $200,000. We entered into an escrow agreement with Peijin Wu Hoppe (“Hoppe”), our former director, to set up an escrow fund up to $500,000 as a reserve to indemnify Hoppe from any claim of liability until July 29, 2022, the seventh year anniversary of the termination of Director Retainer Agreement, or any mutual agreement with Hoppe and us. For the three and nine months ended July 31, 2016, the unrealized loss representing the change in fair value of $18,536 and $67,930 respectively, was recorded as a charge to accumulated other comprehensive income in the condensed consolidated balance sheets.

•	Deferred development costs

Deferred development costs consist of replanting costs of durian such as soil amendments, cultivation, fertilization and purchase costs of sapling. Costs related to durian development projects at our plantation land are capitalized during the sapling, developing and planting durian fruit bunches and until the harvests are substantially available for commercial sale, deferred development costs will then commence to be amortized as components of plantation costs and expenses.

•	Property, plant and equipment

Property, plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational:

Categories	Location of properties	Expected useful life
Freehold plantation land	Palm oil and durian plantation in Malaysia	Indefinite, as per land titles
Leasehold land under development	Leasehold land in Puncak Alam, Malaysia	Remaining lease life of 88 years, as per land titles
Freehold land under development	Freehold land in Sungai Long, Cheras, Selangor, Malaysia	Indefinite, as per land titles
Freehold land and land improvement for rental purpose	Land portion of 15 storey buildings “Menara CMY” in Kuala Lumpar, Malaysia	Indefinite, as per land titles
Building structure and improvements	Building structure of commercial buildings in Kuala Lumpar, Malaysia, including: 12 story building “Megan Avenue” and 15 story building “Menara CMY”	33 years
Office furniture, fixture and equipment		3-10 years
Motor vehicles		5 years

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

Policy for Capitalizing Development Cost

The cost of buildings and improvements includes the purchase price of property, legal fees and other acquisition costs. Costs directly related to planning, developing, initial leasing and constructing a property are capitalized and classified as Real Estate in the consolidated balance sheets. Capitalized development costs include interest, and other direct project costs incurred during the period of development. As of July 31, 2016 and October 31, 2015, there was no such capitalized interest.

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

We recognize our revenue in accordance with ASC Topic 605, “Revenue Recognition”, upon the delivery of our plantation products when: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred, (3) the sales price is fixed or determinable and (4) collection is probable. Our sale arrangements do not contain general rights of return.

(a)       Plantation revenue

Revenue from the sale of palm oil is recognized upon confirmation of the weight of fresh fruit bunches and shipment to the customer, when there is persuasive evidence of an arrangement, delivery has occurred and risk of loss has passed, the sales price is fixed or determinable at the date of sale, and collectability is reasonably assured.

Pursuant to a 8-K filing on September 23, 2015, in order to concentrate on durian plantation, we suspended the direct operation of oil palm plantation and leased out the oil palm land to a third party under an operating lease for 30 months from September 21, 2015 to March 20, 2018. Pursuant to this tenancy agreement, the tenant is entitled to manage the plantation, harvest and sell palm oil fresh fruit bunches and receive all proceeds thereto. Rental income of $25,974 and $76,420 was recognized for the three and nine months ended July 31, 2016, respectively and included in revenue from plantation business. No rental income was recognized for the three and nine months ended July 31, 2015.

(b)       Rental income

We generally lease the units under operating leases with terms of two years or less. For the nine months ended July 31, 2016 and 2015, we have recorded $1,208,230 and $1,405,883 in lease revenue, based upon its annual rental over the life of the lease under operating lease, using the straight-line method in accordance with ASC Topic 970-605, “Real Estate – General – Revenue Recognition” (“ASC Topic 970-605”).

As of July 31, 2016, the commercial buildings for lease are as follows:

Name of commercial building	Number of units (by floor)	Footage area (square feet)	Vacancy percentage
Megan Avenue	12	19,987	42%
Menara CMY	15	91,848	0%

We expect to record approximately $1.6 million in annual lease revenue under the operating lease arrangements in the next twelve months through July 31, 2017.

•	Rental concession

We lease store location and office spaces to the tenants under operating lease arrangements. We receive rental income from the real estates it owns for a stated period of times. Rental income is recognized over the life of the operating lease agreement as it is earned in the period under ASC Topic 970-605. The typical leases contain initial terms of one to two years with renewal options and do not contain escalating rent amounts. Under the lease agreement of Menara CMY, the initial term of lease is one year. Provided that there are no existing breaches by the tenant, an irrecoverable annual renewal option is granted for up to twenty-nine years, with a maximum aggregate term of thirty years. Nine-months’ rent-free period under the operating lease agreement is treated as long-term rental concession, which is being amortized as an offset to revenues collected over the term of the underlying lease of 30 years on a straight-line basis.

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

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with our internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. During the periods ended July 31, 2016 and 2015, we operate in two reportable operating segments in Malaysia.

•	Fair value of financial instruments

The carrying value of our financial instruments (excluding obligation under finance lease): cash and cash equivalents, time deposits, accounts receivable, deposits and other receivables, short-term bank borrowings, long-term bank loans and available-for-sale marketable securities, amount due to a director, accrued liabilities and other payables approximate at their fair values because of the short-term nature of these financial instruments.

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

ITEM 3                   Quantitative and Qualitative Disclosures about Market Risk

Foreign Exchange Risk

While our reporting currency is the US dollar, almost all of our consolidated revenues and consolidated costs and expenses are denominated in MYR. All of our assets are denominated in MYR except for some cash and cash equivalents which ae denominated in RMB. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate among US dollar, MYR and RMB. If the MYR/RMB depreciates against the US dollar, the value of our MYR/RMB revenues, earnings and assets as expressed in our US dollar financial statements will decline. We have not entered into any hedging transactions in an effort to reduce our exposure to foreign exchange risk.

Commodity price

Our primary market risk exposure results from the price we receive for our palm oil and durian product and oilseeds. We do not currently engage in any commodity hedging activities, although we may do so in the future. Realized commodity pricing for our operation is primarily driven by the prevailing worldwide price for palm oil and durian product and oilseeds. Pricing for palm oil and durian product and oilseeds has been volatile and unpredictable in recent years, and we expect this volatility to continue in the foreseeable future. The prices we receive for operation depend on many factors outside of our control, including volatility in the differences between product prices at sales points and the applicable commodity index price.

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

ITEM 4                   Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures, subject to limitations as noted below, as of July 31, 2016, and during the period prior to and including the date of this report, were effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

Subject to the foregoing disclosure, there were no changes in our internal control over financial reporting that occurred during our last fiscal quarter ended July 31, 2016, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A                Risk Factors

None.

ITEM 2                   Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3                   Defaults upon Senior Securities

None.

ITEM 4                   Mine Safety Disclosures

Not applicable.

ITEM 5                   Other Information

None.

ITEM 6                   Exhibits

Exhibit No.	Name of Exhibit
2.1	Articles of Exchange (1)
2.2	Share Exchange Agreement, dated December 6, 2010, by and between Home Touch Holding Company, on the one hand, and Union Hub Technology Sdn. Bhn., Wooi Khang Pua and Kok Wai Chai, on the other hand (2)
2.3	Share Exchange Agreement, dated January 26, 2009, by and between Home Touch Holding Company and Home Touch Limited (3)
3.1	Amended and Restated Articles of Incorporation (1)
3.2	Amended and Restated Bylaws (4)
4.1	Form of common stock certificate (1)
10.1	Common Stock Purchase Agreement, dated December 6, 2010, by and among Home Touch Holding Company, Home Touch Limited, Up Pride Investments Limited and Magicsuccess Investments Limited (2)
10.2	Tenancy Agreement, dated August 18, 2014, by and between PGCG Assets Holdings Sdn. Bhd. and Le Apple Boutique Hotel (KLCC) Sdn. Bhd. (5)
10.3	Letter of Appointment dated July 19, 2011, by and between Union Hub Technology Sdn. Bhd. and Weng Kung Wong (6)
10.4	Letter of Appointment dated July 19, 2011, by and between Union Hub Technology Sdn. Bhd. and Liong Tat Teh (6)
10.5	Letter of Appointment dated July 19, 2011, by and between Union Hub Technology Sdn. Bhd. and Sek Fong Wong (6)
10.6	Letter of Offer issued by the Bank of China (Malaysia) Berhad to PGCG Assets Holdings Sdn. Bhd. effective October 31, 2014 (7)
10.7	Offer Letter dated March 26, 2013, issued by RHB Bank Berhad with respect to four banking facilities in the aggregate principal amount of up to RM 3,452,000 (8)
10.8	Offer Letter dated March 26, 2013, issued by RHB Bank Berhad with respect to two banking facilities in the aggregate principal amount of up to RM 1,680,000 (8)
10.9	Offer Letter dated March 26, 2013, issued by RHB Bank Berhad with respect to six banking facilities in the aggregate principal amount of up to RM 4,708,000 (8)
10.10	Memorandum of Understanding between PGCG Assets Holdings Sdn Bhd and Yong Tai Berhad dated June 24, 2016 (9)
14	Code of Business Conduct and Ethics (10)
21	List of Subsidiaries*
31.1	Certification of Chief Executive Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.*
31.2	Certification of Principal Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
99.1	Charter to Compensation Committee (11)
99.2	Charter to Audit Committee (11)
99.3	Charter to Corporate Governance Committee (11)

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

(5) Incorporated by reference From Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange on August 18, 2014.

(6) Incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 19, 2011.

(7) Incorporated by referenced from our Current Report on Form 8-K filed with the Securities and Exchange Commission on November 3, 2014.

(8) Incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2013.

(9) Incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 1, 2016.

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

PRIME GLOBAL CAPITAL GROUP INCORPORATED

	By:	/s/Weng Kung Wong
Weng Kung Wong
Chief Executive Officer

	By:	/s/ Liong Tat Teh
Liong Tat Teh
Date: September 14, 2016		Chief Financial Officer

