Form 10-K
period 2016-10-31
PRIME GLOBAL CAPITAL GROUP Inc
filed 2017-02-10
CIK 1462047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Approximate aggregate market value of the voting stock held by non-affiliates of the registrant as of April 29, 2016, based upon the closing sale price reported by the Over-the-Counter Bulletin Board on that date: $5,494,456

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding at January 31, 2017
Common Stock, $.001 par value per share	512,682,393 shares

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

On January 20, 2014, the Company through PGCG Assets sold and issued to an unaffiliated third party 200,000 shares of its Common Stock at a price of RM 100 per share, for aggregate consideration of RM 20,000,000, or approximately US$ 6,084,760.72.  PGCG Assets received net proceeds of approximately RM 20,000,000, or approximately US$ 6,084,760.72 from the sale of its securities and used the net proceeds for general corporate purposes.  As a result of the foregoing transactions, 90% of the issued and outstanding securities of PGCG Assets is owned by UHT and 10% by such unaffiliated third party.  The sale and issuance was made pursuant to the terms of a subscription agreement containing terms and conditions that are normal and customary for a transaction of this type.

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

Current Business Operations

Current Corporate Structure

A chart of our current corporate structure is set forth below:

PRIME GLOBAL CAPITAL INCORPORATED
UNION HUB TECHNOLOGY SDN BHD
PGCG PROPERTIES INVESTMENT LIMITED
POWER GREEN INVESTMENTS LIMITED
PGCG ASSETS HOLDINGS SDN BHD*
PGCG PLANTATIONS SDN BHD
PGCG DEVELOPMENT SDN BHD
MAX TREND INTERNATIONAL LIMITED
DUNFORD CORPORATION SDN BHD
VIRTUAL SETUP SDN BHD*
PGCG CONSTRUCTIONS SDN BHD
IMPIANA MAKSIMA SDN BHD
FIESTA SENADA SDN BHD
HAVANA AVENUE SDN BHD

* Denvoursuisse Sdn. Bhd., an unaffiliated third party, owns 10% of PGCG Assets and 5% of VSSB.

During fiscal year 2016, we operated two business segments: (i) our oil palm and durian plantation business; and (ii) our real estate business. Our oil palm and durian plantation business is operated through Virtual Setup Sdn. Bhd., or VSSB, and our real estate business is primarily operated through PGCG Assets Holdings Sdn. Bhd., or PGCG Assets, and Dunford Corporation Sdn. Bhd.

In December 2014, we discontinued our software business in Malaysia and concentrate our resource to develop the real estate business. No revenue or expenses were incurred in the software business during the years ended October 31, 2016 and 2015.

During the last two fiscal years, each of our business segments accounted for the amount and percentage of net revenue set forth below:

	October 31, 2016		October 31, 2015
	Net Revenue	% of Net Revenue	Net Revenue	% of Net Revenue
Plantation	108,516	6.6%	156,642	8.2%
Real Estate	1,538,211	93.4%	1,763,101	91.8%

The business of the Company is engaged entirely in Malaysia. The Chief Executive Officer and executive directors regularly review the Company's business as one geographical segment.

As of October 31, 2016, the amount of net assets held by a PRC subsidiary was $0 (2015: $74,595), all of which is restricted.

Additional information regarding the countries from which our revenues are derived and the location of our cash and net assets are provided in Notes 3 and 14 to our financial statements.

Our initial business plan launched in July 2010 broadly contemplated the development, distribution and operation of mobile and online social networking, ecommerce and search products and services. However, as a result of the challenges we experienced in implementing our m-commerce business plan, we entered the oil palm plantation and real estate businesses in 2012 and in 2014 discontinued our software business. Since the commencement of our new business segments, we (through our subsidiaries):

•	Acquired an oil palm plantation in Malaysia which is operated through VSSB;
•	Acquired 21.8921 hectares (54.10 acres) of vacant development land located in Selangor, Malaysia, which is subject to a 99-year leasehold, expiring July 30, 2100;
•	Acquired Dunford Corporation Sdn. Bhd., or Dunford, whose primary assets consist of two parcels of undeveloped land located in Selangor, Malaysia aggregating approximately 31 acres;
•	Acquired a 15 story commercial building located at Geran 10010, Lot 238 Section 43, Town and District of Kuala Lumpur, Wilayah Persekutuan, Kuala Lumpur, Malaysia; and
•	Acquired a 12 story commercial building located at Megan Avenue 1, No. 189, Jalan Tun Razak, 50400 Kuala Lumpur, Malaysia.

Description of Our Plantation Business

Oil Palm Cultivation

Oil palm is an edible vegetable oil obtained by crushing the fruit of the oil palm tree, commonly referred to as fresh fruit bunches. Palm oil is one of seventeen major oils traded in the global edible oils and fats market and has broad commercial and industrial uses. According to World Palm Oil, the United States Department of Agriculture (USDA) estimates that the World Palm Oil Production in 2016/2017 will be approximately 64.5 million metric tons. Palm oil production in 2015 was 58.84 million tons with Malaysia contributing 20 million metric tons. The estimation of 64.5 million tons production for 2016/7 represents an increase of 5.65 million tons or a 9.6% in palm oil production around the globe, with Malaysia contributing an increase of 2.3 million metric tons. According to a study by Grand View Research, Inc., global palm oil market demand was 74.01 million tons in 2014 and is expected to reach 128.2 million tons by 2022.

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

Oil palm is one of the few perennial crops that is harvested all year round. Oil palm trees require constant rain throughout the year and are limited to tropical environments located in the ten-degree belt around the equator such as South East Asia, West Africa and South America. The largest producers of palm oil are Malaysia and Indonesia, which account for approximately 85 percent of annual global palm oil production.

The commercial life span of an oil palm tree is estimated to be up to 25 years. Palm oil is recognized as being significantly more productive due to its high oil yield per hectare compared to other edible oil sources, such as soybeans and rapeseed. Oil palm, due to its high edible oil productivity per hectare, is one of the world’s most efficient crops for the production of edible oils, which is an important component of the human food supply. Oil palm can yield up to ten to fifteen times more edible oil per hectare than the leading alternatives such as soya, rapeseed, canola or corn.

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

Prior to September 21, 2015, we through our subsidiary VSSB directly managed and operated our oil palm plantation. Due to challenges associated with labor shortages and labor management, our Board of Directors approved contracting out the management and operation of our oil palm plantation to BJ Bentong Trading, or BJ, effective September 21, 2015, in accordance with the terms and conditions of an Agreement for Rental of Oil Palm Land, or the Oil Palm Tenancy Agreement. On September 29, 2016, the Company and BJ entered into a letter of agreement pursuant to which the parties mutually agree to terminate the Tenancy Agreement upon the following conditions:

1.	BJ’s deposit of RM70,000 shall be forfeited by the Company;
2.	All staff, laborers, machinery and tools shall be removed from the premises and the premises returned to the Company no later than September 30, 2016; and
3.	BJ shall indemnify the Company for a period of six (6) months after the termination of the Tenancy Agreement against all and any damages, loss, expenses or other cost on the property and or the oil palm trees regardless of whether such damage arose as a result of the act, omission or negligence of BJ or its agents and representatives.

During the year ended October 31, 2016, the Company recognized other income of $16,983 from forfeiture of BJ’s deposit.

We are currently directly managing our oil palm and durian plantation. The Board expects to monitor its plantation operations in the near future to determine whether the Company will continue with direct operations, enter into another contracting arrangement or sell the oil palm plantation.

The foregoing description of the letter agreement is qualified in its entirety by reference to the Letter Agreement, which is filed as Exhibit 10.2 to this Annual Report and incorporated herein by reference.

If our cultivation operations expand, we may consider building or acquiring one or more oil mills to extract and sell CPO and PKO from FFB cultivated on our own plantation and on smaller local plantations.

Management believes that the value of its oil palm and durian plantation has increased since its acquisition  , and while it has not pursued any discussions or received any formal offers regarding the sale of its plantation, it may also consider selling sales offers in the future it a sale would maximize return to its investors.

Oil Palm Pricing

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

We believe that prices of our vegetable oils are linked to prices in the fuel sector. As fuel prices increase, we would expect the prices of our oil palm to also increase. Similarly, we would expect falling crude prices to exercise a downward pressure on oil palm prices. We further believe that the current financial condition and the growing nexus between crude oil prices and vegetable oil prices brought on by the increased reliance on oils for biofuels will exacerbate the pricing volatility and uncertainty already inherent in our industry.

Because we do not exert significant pricing power over our products, we expect margin expansion to occur through more cost effective manufacturing processes or by way of value addition, branding and retail packaging. We do not, however, have any current plans to brand our products or seek retail customers.

Our Durian Orchard

We commenced planting premium durian, of the “Musang King” variety, in the first quarter of 2014. With over 200 varieties, durian is regarded by many people in Southeast Asia as the "king of fruits" with the “Musang King” variety being one of the best. Durian fruit can grow as large as 30 centimetres (12 in) long and 15 centimetres (6 in) in diameter, and it typically weighs one to three kilograms (2 to 7 lb). Its shape ranges from oblong to round, the colour of its husk green to brown, and its flesh pale yellow to red, depending on the species. Durian trees have one or two fruiting periods per year, although the timing may vary depending on the species, cultivars, and localities. A typical durian tree can bear fruit after four or five years. The durian fruit can hang from any branch and matures roughly three months after pollination. As of the date of this report, we have replanted 130 acres of our oil palm with premium durian trees. In November 2016, we began planting an additional 150 acres of durian. We hope to plant 35 trees per acre and anticipate an average production of 50 grade A fruits per tree for each of the two harvesting seasons per year.

We have used the latest planting technology in 2016, which we hope will reduce the maturity time of the durian tree from 5 years to 3 years. All the durian trees planted on the 130 acres will begin to fruit by 2019 at the latest. Accordingly, we do not expect revenue from our durian orchard until calendar year 2019. At this time, we do not expect our durian orchard to exceed 280 acres in the near future.

Premium Durian Pricing

Prices of durians are relatively high as compared with other fruits. In Singapore, the strong demand for high quality cultivars such as the D24(Sultan), and Musang King (Mao Shan Wang) has resulted in typical retail prices of between US$5 to US$10 per kilogram of whole fruit. With an average weight of about 1.5 kilograms (3.3 lb), a durian fruit would therefore cost about US$8 to US$15. The edible portion of the fruit, known as the aril and usually referred to as the "flesh" or "pulp", only accounts for about 15–30% of the mass of the entire fruit. There are no formal written statistics on premium durian of the Musang King species.

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

Real Estate Market Conditions in Malaysia

We believe that Malaysia’s property market has been subdued in 2016 and based on industry experts from Malaysia, the same is expected in 2017. However, the experts believe that the recent development of the LRT/MRT train lines which enhances connectivity to Greater Klang Valley including Seremban, Rawang and Klang will bode well for the residential and commercial property markets. We believe that Malaysia has a young demographic, with 80% of Malaysians below the age of 50. We believe that demand for housing will increase as more young adults enter the workforce and begin family formation.

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

Our Commercial Real Estate Holdings

We generate rental income from our 12 story and 15 story commercial properties and anticipate generating income from the sale of developed properties. As of October 31 2016, 2 of the 12 stories of our 12 story building have been leased to tenants at market rates. We expect to generate approximately $140,000 of gross rental income on an annualized basis from our 12 story building based upon full occupancy of our 12 story building at prevailing market rates. The remaining two stories are occupied by us and serve as our corporate headquarters.

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

The Rental Agreement operates on thirty sequential renewable one year terms, with the current term expiring November 30, 2017. Provided that there are no existing breaches by Le Apple, we will be required to renew the lease for additional one-year terms up to twenty nine times, for a maximum aggregate term of thirty years. Our current monthly rental rate is RM400,000 (approximately $95,386) and is increased every three years by 5% to 10% or to the then prevailing market rate, whichever is lower.

In the event we elect to sell the premises, we are required to offer Le Apple a right of first refusal to purchase such premises at a mutually agreed upon price in accordance with the terms of the Rental Agreement. If the premises are sold to a third party other than Le Apple, the Rental Agreement shall be assumed by such purchaser.

The foregoing description of the Rental Agreement is qualified in its entirety by reference to the Rental Agreement, which is filed as Exhibit 10.3 to this Annual Report and incorporated herein by reference.

If the business of our tenant is adversely affected, we will be required to seek replacement tenants. There can be no assurance that the business of our tenant will continue for the term of the lease or that we will be able to find a replacement tenant if our tenant is no longer able to meet its lease obligations. If we are unable to lease out the building, our operating results may be materially and adversely affected. We expect demand for commercial property to remain steady and positive for 2017. As a result, we do not anticipate significant challenges in leasing out our 12 story and 15 story commercial buildings.

Development Activities. We hold a 99-year leasehold interest to 21.8921 hectares (54.10 acres) of vacant development land, or the Land, and two parcels of vacant land aggregating approximately 31 acres, or the Dunford Parcels, all located in Selangor, Malaysia. We intend to develop the Land into the Shah Alam 2 Eco Residential Development project and hope to develop the Dunford Parcels into the Bandar Sungai Long High Grade Villas Community project. For better cash flow planning, we have strategized that the development of our Bandar Sungai Long High Grade Villas Community project will commence once we have successfully sold Phase 1 and Phase 2 of the Shah Alam 2 Eco Residential Development project. If we are not able to successfully develop, market and sell our Shah Alam 2 Eco Residential Development project, our ability to complete all or any portion of our Bandar Sungai Long High Grade Villas Community Project may be adversely affected.

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

Proposed Joint Venture with Yong Tai Berhad

On July 1, 2016, PGCG Assets Holdings Sdn Bhd, a Malaysia corporation and our wholly owned subsidiary (“PGCG Assets”), entered into a memorandum of understanding (“MOU”) with Yong Tai Berhad, a public listed corporation in the main market of Bursa Malaysia Berhad (“YTB”) engaged in the business of commercial and residential property development, to jointly develop the land located at Puncak Alam (the “Proposed JV”). Under the MOU, the parties agreed to use their best efforts to negotiate exclusively with each other regarding the terms and conditions of the definitive agreement to jointly develop the Land.

Pursuant to the MOU, the parties agreed that PGCG Assets and YTB shall be entitled to 20% and 80%, respectively, of the estimated Gross Development Value of the Proposed JV, or at such percentage of estimated Gross Development Value as may be mutually agreed upon at a later date between the parties. The Gross Development Value of the Proposed JV is estimated to be RM510,000,000 or approximately $122,000,000. This estimate may be revised accordingly during the negotiation of the terms of the definitive agreement.

The participation of the parties in the Proposed JV is conditional upon the following conditions precedent being fulfilled on or before the expiry of 4 months from the date of this MOU with an automatic extension of 2 months from the expiry therefrom or such later date as agreed between the parties (“Termination Date”):

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

If the definitive agreement concerning the Proposed JV is not executed by the Termination Date (or such later date as agreed between the parties) for whatever reason, then the parties are released from all further obligations and liabilities under the MOU. The MOU is governed by the laws of Malaysia.

The foregoing description of the MOU is a summary only and is qualified in its entirety by reference to the MOU, which is filed as Exhibit 10.4 to this Annual Report and incorporated herein by reference.

YTB is currently conducting its feasibility studies and business and market due diligence. We have suspended our plans for obtaining further approvals pending YTB’s determination of whether it elects to proceed with the Proposed JV. In the event YTB elects not to proceed with the Proposed JV, we will reassess market conditions to determine whether we will seek additional development partners, proceed on other bases or suspend development efforts until market conditions improve. As of the approval date of this report, no definitive agreement has been concluded.

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

Bandar Sungai Long High Grade Villas Community

We do not intend to commence development of our Bandar Sungai Long High Grade Villas Community project until we have successfully sold Phase 1 and Phase 2 of the Shah Alam 2 Eco Residential Development project. If we are able to successfully develop the Bandar Sungai Long High Grade Villas Community project, we anticipate that the project will consist of a high-end gated and guarded community encompassing approximately 31 acres of landscaped areas with the following types of properties:

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

As of October 31, 2016, we had cash and cash equivalents of $685,876. We believe that we will need approximately RM5 to RM10 million in the aggregate to market, promote and complete construction of our Shah Alam 2 Eco Residential Development Project. We hope to finance such costs through our joint venture partner and a combination of loans, funds from ongoing building sales and operating capital.

Distribution

Customers of our oil palm plantation business principally consist of oil palm processors, refineries and oil palm product manufacturers. Our products are distributed in bulk from our plantations directly to our customers’ facilities. We transport our products through third party transportation systems.

Marketing, Sales and Support

Our sales and support staff focus on identifying land for the cultivation of our oil palm, durian and preparation for the marketing activities of our real estate development projects.

We do not and have no immediate plans to engage in marketing activities with respect to our oil palm plantation business as our FFBs are sold in bulk to extractors and processors.

Once we commence construction of our Shah Alam 2 Eco Residential Development or Bandar Sungai Long High Grade Villas Community projects, we expect to initiate marketing activities directed toward prospective purchasers for the sale of our the property units that we are developing.

Major Customers

We generated net revenues of $1,646,727 during the fiscal year ended October 31, 2016. Our real estate business accounted for approximately 93% of our net revenue in Malaysia. We are not a party to any long-term agreements with our customers.

During the fiscal years ended October 31, 2016, and 2015, the following customer accounted for 10% or more of our total net revenues:

		Year ended October 31, 2016		October 31, 2016
	Business segment	Revenues	Percentage of revenues	Trade accounts receivable
Le Apple Boutique Hotel (KLCC) Sdn. Bhd.	Real estate	$1,501,818	91%	$104,924

		Year ended October 31, 2015		October 31, 2015
	Business segment	Revenues	Percentage of revenues	Trade accounts receivable
Le Apple Boutique Hotel (KLCC) Sdn. Bhd.	Real estate	$1,729,560	90%	$102,421

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

During the fiscal years ended October 31, 2016 and 2015, the following vendors accounted for 10% or more of our purchases

	Business segment	Year ended October 31, 2016
		Purchase	Percentage of purchase
SJC Agro Trading	Plantation	$4,715	13%

	Business segment	Year ended October 31, 2015
		Purchase	Percentage of purchase
Lim Joo Soon Enterprise	Plantation	$45,794	55%
Supri Yono	Plantation	17,995	21%

Competition and Market Position

Oil Palm Plantation and Durian Orchard Business

Our oil palm plantation and durian orchard business is characterized by intense competition, pricing volatility and foreign currency risks. Our competitors range from small-scale operators to fully integrated multinational enterprises with significant financial, technical, sales, marketing and other resources. In addition to palm oil producers, our competitors for the oil palm plantation business also include producers of alternative vegetable oils such as soybean, rapeseed, cottonseed, peanut, sunflower seed and corn oils.

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

Oil Palm Plantation and Durian Orchard

Our oil palm plantation and durian orchard business is subject to many additional laws addressing land, environmental, labor, wildlife and crop cultivation matters. By way of example, we are subject to the Land Acquisition Act of 1960, which specifies the conditions under which the Malaysian government may acquire by eminent domain private land (including our oil palm plantation) to pursue its social policies. We are also subject to various environmental laws including the Environmental Quality (Prescribed Activities) (Environmental Impact Assessment) Order 1987 which governs land clearing, air emissions, waste water discharges and other similar matters, the Workers’ Minimum Standard of Housing & Amenities Act 1990 which requires us to provide our plantation workers with reasonable housing and amenities, water, electricity and addresses other sanitation related matters, other labor laws governing minimum wages, wage increases and occupational health and safety, the Pesticides Act 1974 (Pesticides Registration) Rules 1988, Pesticides (Licensing for sale and storage) Rules 1988 and Pesticides (Labeling) Regulations 1984 which govern the registration, use, labeling and storage of pesticides and the Protection of Wildlife Act 1972 which governs the capture and destruction of certain protected wildlife.

We are also subject to taxes, tariffs, duties, subsidies and incentives and import and export restrictions on palm oil products, foreign and domestic policies regarding genetically modified organisms, renewable fuel, and low carbon fuel mandates which can influence the planting of species of crops, the location and size of crop production, and the volume and types of imports and exports. These factors all affect the viability and volume of production of our products, and industry profitability.

International trade disputes can adversely affect the trade flow of our goods by limiting or disrupting trade between countries or regions. Future government policies may adversely affect the supply of, demand for, and prices of our products, restrict our ability to do business in its existing and target markets, and can negatively impact our revenues and operating results.

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

Seasonality

Our real estate business is not subject to seasonality.

Our oil palm plantation and durian orchard business is subject to seasonality in the growing cycles, procurement, and transportation of our oilseeds. Price variations and availability of raw agricultural commodities may cause fluctuations in our working capital levels. In addition, these seasonal trends will likely cause fluctuations in our quarterly results, including fluctuations in sequential revenue growth rates.

Insurance

We maintain property, business interruption and casualty insurance  which we believe is in accordance with customary industry practices in Malaysia, but we cannot predict whether this insurance will be adequate to fully cover all potential hazards incidental to our business.

Employees

As of January 31, 2017, we had 13 employees in Malaysia, all of which are full-time. Our employees are in the following principal areas:

Administrative / Finance – 6

Management– 4

Plantation operations – 3

All of our employees are located in Malaysia and are primarily focused on our real estate businesses. None of our employees are members of a trade union. We believe that we maintain good relationships with our employees, and have not experienced any strikes or shutdowns and have not been involved in any labor disputes.

We are required to make contributions under a defined contribution pension plan for all of our eligible employees in Malaysia. We are required to contribute a specified percentage of the participants’ relevant income based on their ages and wages level. The total contributions made were $29,303  and $41,928, for the years ended October 31, 2016, and 2015, respectively.

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

15 Story Bank Loan

Effective October 31, 2014, PGCG Assets accepted the Letter of Offer from the Bank of China (Malaysia) Berhad for a credit facility (the “Loan”) consisting of a revolving line of credit, or the RC, in the amount of RM15,000,000 (approximately $3,576,964) and a term loan, or the TL, in the amount of RM40,000,000 (approximately $9,538,571), for an aggregate of RM55,000,000 (approximately $13,115,535). The Loan was used to pay off our existing loan with Hong Leong Bank Berhad on our 15 story commercial building located at No. 160, Menara CMY, Jalan Ampang, 50450 Kuala Lumpur, Malaysia and to provide working capital for PGCG Assets. The Loan is secured by the 15-story commercial office building “Menara CMY” in Kuala Lumpur, Malaysia, deed of assignment of rental proceeds over the rights and interest to the rental of the 15-story commercial office building and is personally guaranteed by Weng Kung Wong, our Chief Executive Officer and Director, and also guaranteed by Union Hub Technology Sdn. Bhd., our wholly owned subsidiary (“UHT”). The loan is also secured by a debenture incorporating fixed and floating charge for RM55 million plus interest thereon over the assets of PGCG Assets.

Outstanding principal amounts due under the TL accrue interest at a rate of 1.00% per annum above the Base Lending Rate, which is currently 6.85% per annum. The TL is repayable in monthly installments of RM476,898 (including interest) over a period of 120 months and will mature in 2024. As of October 31, 2016, $8.2 million was outstanding under the TL.

As of October 31, 2016, $3.6 million was outstanding under the RC. Outstanding principal amounts due under the RC accrue interest at a rate of 1.50% per annum above the bank’s cost of fund applicable at such time. At the end of each calendar quarter, outstanding amounts due under the RC shall be repaid in full or, subject to the lender’s consent and the satisfaction of certain additional requirements, rolled over to the next quarter at the end of each calendar quarter.

As a condition of the Loan, PGCG Assets was required to increase its paid up capital account to RM50,000,000. Accordingly, PGCG Assets made a Bonus Issue of an additional 48,000,000 shares of its common stock on a pro rata basis to its shareholders in proportion to the number of shares held by such shareholders, by way of capitalizing its Capital Surplus.

12 Story Bank Loan

In May 2013, PGCG Assets obtained a loan in the aggregate amount of RM9,840,000 (approximately $2,346,488) from RHB Bank Berhad, a financial institution in Malaysia to finance the acquisition of a twelve story office building property, which bears interest at a rate of 1.90% per annum below the lending rate, with an monthly instalment of RM57,045 (including interest), variable rate quoted by the bank, with 288 monthly installments over a period of 24 years and will mature in 2037. The loan is secured by the 12-story commercial office building “Megan Avenue” in Kuala Lumpur, Malaysia and is personally guaranteed by our director and Chief Executive Officer, Weng Kung Wong, the director of UHT, our subsidiary, Kok Wai Chai and UHT.

The foregoing descriptions of the loan agreements with each of Bank of China (Malaysia) Berhad and RHB Bank Berhad are qualified in their entirety by reference to the loan agreements, which are filed as Exhibits 10.5 through and including 10.8 to this Annual Report and incorporated herein by reference.

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

	Price Range
	High	Low
Fiscal 2016
First quarter	$1.01	$0.12
Second quarter	$0.12	$0.01
Third quarter	$1.01	$0.01
Fourth quarter	$1.00	$0.26
Fiscal 2015
First quarter	$0.50	$0.05
Second quarter	$0.06	$0.06
Third quarter	$0.06	$0.06
Fourth quarter	$1.01	$0.01

Our common stock is quoted on the Over the Counter Bulletin Board  under the symbol PGCG. As of January 31, 2017, the closing price of our securities was $0.17.

(b)  Approximate Number of Holders of Common Stock

As of January 31, 2017, there were approximately 2341 shareholders of record of our common stock. Such number does not include any shareholders holding shares in nominee or “street name”.

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

(e)  Recent Sales of Unregistered Securities

The information set forth below describes our issuance of securities without registration under the Securities Act of 1933, as amended, during the year ended October 31, 2016, that were not previously disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K: None.

ITEM 6.  Selected Financial Data.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This discussion summarizes the significant factors affecting the operating results, financial condition, liquidity and cash flows of the Company and its subsidiaries for the fiscal years ended October 31, 2016 and 2015. The discussion and analysis that follow should be read together with the section entitled “Forward Looking Statements” and our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this annual report on Form 10-K.

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

Overview

During the fiscal year 2016, we operated in two business segments: (i) our oil palm and durian plantation business; and (ii) our real estate business. Our oil palm and durian plantation business is operated through Virtual Setup Sdn. Bhd., or VSSB, and our real estate business is primarily operated through PGCG Assets Holdings Sdn. Bhd., or PGCG Assets, and Dunford Corporation Sdn Bhd.

Summarized financial information regarding each revenue generating segment for the year ended October 31, 2016 is as follows:

	Year ended October 31, 2016
	Plantation Business	Real Estate Business	Corporate	Total

Revenues, net	$108,516	$1,564,239	$–	$1,672,755
Less: inter-company revenues	–	(26,028)	–	(26,028)
Revenues from external customers	108,516	1,538,211	–	1,646,727
Cost of revenues	(35,585)	(594,833)	–	(630,418)
Gross profit	72,931	943,378	–	1,016,309
Depreciation	13,801	500,793	14,327	528,921
Net income (loss)	2,290	(525,696)	(388,116)	(911,522)
Total assets	5,957,293	39,523,026	331,533	45,811,852
Expenditure for long-lived assets	$7,764	$1,373	$–	$9,137

Our initial business plan launched in July 2010 broadly contemplated the development, distribution and operation of mobile and online social networking, ecommerce and search products and services. However, as a result of the challenges we experienced in implementing our m-commerce business plan, we entered the oil palm plantation and real estate businesses in 2012 and in 2014 discontinued our software business. Since the commencement of our business segments, we (through our subsidiaries):

•	Acquired an oil palm plantation in Malaysia which is operated through VSSB;
•	Acquired 21.8921 hectares (54.10 acres) of vacant development land located in Selangor, Malaysia, which is subject to a 99-year leasehold, expiring July 30, 2100;
•	Acquired Dunford Corporation Sdn. Bhd., or Dunford, whose primary assets consist of two parcels of undeveloped land located in Selangor, Malaysia aggregating approximately 31 acres;
•	Acquired a 15 story commercial building located at Geran 10010, Lot 238 Section 43, Town and District of Kuala Lumpur, Wilayah Persekutuan, Kuala Lumpur, Malaysia; and
•	Acquired a 12 story commercial building located at Megan Avenue 1, No. 189, Jalan Tun Razak, 50400 Kuala Lumpur, Malaysia.

As we continue to develop, we may continue to experience significant fluctuations in revenue which may cause our gross profit to fluctuate.

Challenges From Our Oil Palm Operations

The oil palm business is a highly regulated industry with prices subject to wide fluctuations due to factors beyond our control such as weather conditions, competition, global demand and government policies. Management has limited experience operating in this industry and may not be able to successfully navigate all industry specific factors in addition to any geopolitical factors in Malaysia. If we are not able to successfully respond to any of these or other factors, our business operations and financial results may be adversely affected. There can be no assurance that we will be able to successfully operate a multi-national oilseeds business in conjunction with our other business segments given management’s limited experience.

We are focused on the maintenance and operation of our oil palm and durian plantation in Malaysia. We believe that the value of our oil palm and durian plantation has increased since its acquisition  , and while we have not pursued any discussions or received any formal offers regarding the sale of our plantation, we may consider sales offers in the future if a sale would maximize return to our investors.

We commenced planting premium durian, of the “Musang King” variety, in the first quarter of calendar year 2014. As of the date of this report, we have replanted 130 acres of our oil palm with premium durian trees. In November 2016, we began planting an additional 150 acres of durian. We planted an average of 35 trees per acre and anticipate an average production of 50 grade A fruits per tree for each of the two harvesting seasons per year.

We have used the latest planting technology in 2016, which we hope will reduce the maturity time of the durian tree from 5 years to 3 years. All the durian trees planted on the 130 acres will begin to fruit by 2019 at the latest. Accordingly, we do not expect revenue from our durian orchard until calendar year 2019. At this time, we do not expect our durian orchard to exceed 280 acres in the near future.

Challenges From Our Real Estate Operations

Commercial Buildings

We generate rental income from our 12 story and 15 story commercial properties and anticipate generating income from the sale of developed properties. As of the date of this report, 2 of the 12 stories of our 12 story building have been leased to tenants at market rates. We are actively attempting to lease our 8 vacant units. We occupy the remaining two stories as our corporate headquarters.

Our 15 story building is fully leased to Le Apple which operates a boutique hotel on the premises. The Rental Agreement has an initial term of one (1) year commencing December 1, 2013 and expiring November 30, 2014. Provided that there are no existing breaches by Le Apple, we will be required to renew the lease for additional one-year terms up to twenty-nine years, for a maximum aggregate term of thirty years. Our current monthly rental rate is RM400,000 (approximately $95,386), which rate is increased every three years by 5% to 10% or to the then prevailing market rate, whichever is lower. Our current rate represents a decrease from our initial monthly rental rate of RM550,000 due to unfavorable market conditions.

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

We believe that we will require approximately RM5 to RM10 million in the aggregate to market, promote and complete construction of our Shah Alam 2 Eco Residential Development Project. To mitigate our development risk, on July 1, 2016, we entered into a MOU with YTB to jointly develop our Puncak Alam land. YTB is currently conducting its feasibility studies and business and market due diligence. In the event YTB elects not to proceed with the Proposed JV, we will reassess market conditions to determine whether we will seek additional development partners, proceed on other bases or suspend development efforts until market conditions improve. As of the approval date of this report, no definitive agreement has been concluded.

On September 8, 2016, the Urban Wellbeing, Housing and Local Government Ministry of Malaysia announced the introduction of an initiative that will enable property developers to provide loans to buyers at an annual interest rate between 12 and 18 percent. Developers will be able to begin applying to the ministry on September 8, 2016, for a moneylending license. It is our understanding that loans made pursuant to such license will not be restricted to first time homebuyers.

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

Results of Operations

As of October 31, 2016, we suffered from continuous operating loss from prior years and working capital deficit of $5,111,507. Our continuation as a going concern is dependent upon improving our profitability and the continuing financial support from our stockholders or other capital sources. Management believes that the continuing financial support from the existing shareholders and external financing will provide the additional cash to meet our obligations as they become due.

These consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

The following table sets forth certain operational data for the years indicated:

	Fiscal Years Ended October 31,
	2016	2015
Total net revenues	$1,646,727	$1,919,743
Plantation business	108,516	156,642
Real estate	1,538,211	1,763,101
Total cost of revenue	(630,418)	(739,867)
Plantation business	(35,585)	(83,728)
Real estate	(594,833)	(656,139)
Gross profit	1,016,309	1,179,876
Plantation business	72,931	72,914
Real estate	943,378	1,106,962
General and administrative expenses	(626,395)	(1,046,125)
Other income, net (expense)	(1,047,898)	(1,090,244)
Income tax expense	(253,538)	(636,941)
Net loss	(911,522)	(1,593,434)

Comparison of the fiscal years ended October 31, 2016 and October 31, 2015

Net Revenue. We generated net revenue of $1,646,727 and $1,919,743 for the fiscal years ended October 31, 2016 and 2015, respectively, with our oil palm and durian plantation and real estate businesses accounting for 7% and 93% of the net revenue, respectively, for the fiscal year ended October 31, 2016. For the fiscal year ended October 31, 2015, our oil palm and durian plantation and real estate businesses accounted for approximately 8% and 92% of net revenue, respectively.

Our oil palm and durian plantation business experienced a 31% decline with net revenue decreasing from $156,642 for the year ended October 31, 2015, to $108,516 for the same period ended October 31, 2016. Revenue from our plantation business decreased when we contracted out the management and operation of our oil palm plantation from September 2015 to September 2016, as well as utilizing 130 acres of the land for durian plantation.

Our real estate business experienced a 13% decrease in revenue from $1,763,101 for the year ended October 31, 2015, to $1,538,211 for the same period ended October 31, 2016. The decrease in our real estate revenue is attributable to the decrease in rental income from both the twelve story and fifteen story buildings.

Cost of Revenue. Cost of revenue as a percentage of net revenue was approximately 38%, or $630,418, for the fiscal year ended October 31, 2016, with real estate and plantation sales accounting for approximately 39% and 33%, respectively, of the respective net revenue. Cost of revenue for the year ended October 31, 2015 was $739,867. Cost of revenue as a percentage of net revenue for the year ended October 31, 2015 was approximately 39%, with real estate and plantation sales accounting for approximately 37% and 53%, respectively, of the respective net revenue.

Gross Profit. We achieved a gross profit of $1,016,309 for the fiscal year ended October 31, 2016, as compared to $1,179,876 for the fiscal year ended October 31, 2015, with real estate rental income and plantation sales accounting for approximately 93% and 7%, respectively of total gross profit. The decrease in gross profit is primarily attributable to the change in our plantation business model and lower rental income on our commercial properties.

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

General and Administrative Expenses (“G&A”). We incurred G&A expenses of $626,395 for the fiscal year ended October 31, 2016, representing a decrease of 40%, as compared to $ 1,046,125 for the fiscal year ended October 31, 2015. The decrease in G&A is primarily attributable to lower staff cost in fiscal 2016. Also, in fiscal 2015, we incurred consultancy fees on the development of the Puncak Alam project. No such costs were incurred in fiscal 2016.

G&A as a percentage of net revenue was approximately 38% and 54% for the fiscal years ended October 31, 2016 and 2015, respectively. As a general matter, we expect our G&A to increase in the foreseeable future as we acquire real estate or other businesses and assets.

Other Income, net. We incurred net other expenses of $1,047,898 for the fiscal year ended October 31, 2016, as compared to $1,090,244 for the fiscal year ended October 31, 2015. The decrease is attributable primarily to a decrease in interest rate charged on our bank loans. Our net other expenses for the years ended October 31, 2016 and 2015 consisted primarily of interest expense on our bank loans. In fiscal 2016, we recorded an impairment of $135,597 on our investments, resulting from the other-than-temporary decline in their fair value.

Income Tax Expense. We recorded income tax expenses of $253,538 and $636,941 for the fiscal years ended October 31, 2016 and 2015, respectively. In fiscals 2016 and 2015, we recorded under-accrual of estimated Malaysian income tax of $9,692 and $271,568, respectively, for previous years. The Malaysian income tax in fiscals 2016 and 2015 was mainly related to the rental income being taxed as a non-business source pursuant to the Malaysian income tax rules.

Liquidity and Capital Resources

As of October 31, 2016, we had cash and cash equivalents of $685,876, accounts receivable of $137,207 and incurred a net loss of $911,522 for fiscal 2016.

As of October 31, 2015, we had cash and cash equivalents of $836,794, accounts receivable of $112,439 and incurred a net loss of $1,593,434 for fiscal 2015.

Our ratio of current assets to current liabilities was 0.19:1 and 0.50:1 as of October 31, 2016 and 2015, respectively.

We expect to incur significantly greater expenses in the near future, including the contractual obligations that we discussed below, to begin development activities. We also expect our general and administrative expenses to increase as we expand our finance and administrative staff, add infrastructure, and incur additional costs related to being an accelerated filer, including directors’ and officers’ insurance and increased professional fees.

Our PRC Subsidiary

The de-registration of our PRC subsidiary was approved by the PRC tax office in April 2015 and was approved by PRC State Administration of Industry and Commerce in August 2015.

As of October 31, 2016, the amount of net assets held by our PRC subsidiary was $0.

As of October 31, 2015, the amount of net assets held by our PRC subsidiary was $74,595, all of which cash is restricted.

We have never paid dividends on our Common Stock. Our present policy is to apply cash to investments in product development, acquisitions or expansion; consequently, we do not expect to pay dividends on Common Stock in the foreseeable future.

Going Concern Uncertainties

Our continuation as a going concern is dependent upon improving our profitability and the continuing financial support from our stockholders. Our sources of capital in the past have included the sale of equity securities, which include common stock sold in private transactions and public offerings, capital leases and short-term and long-term debts. In fiscal 2015, we obtained new short-term bank borrowings of $4.0 million. In fiscal year 2014, we raised approximately $6.7 million from sales of the securities of our subsidiaries. While we believe that we will obtain external financing and the existing shareholders will continue to provide the additional cash to meet our obligations as they become due, there can be no assurance that we will be able to raise such additional capital resources on satisfactory terms. We believe that our current cash and other sources of liquidity discussed below are adequate to support operations for at least the next 12 months.

	Fiscal Year Ended October 31,
	2016	2015
Net cash used in operating activities	$(162,076)	$(518,504)
Net cash provided by (used in) investing activities	1,685,549	(2,718,598)
Net cash (used in) provided by financing activities	(1,691,179)	2,517,508

Net Cash Used In Operating Activities.

For the fiscal year ended October 31, 2016, net cash used in operating activities was $162,076, which consisted primarily of a net loss (excluding non-cash depreciation and impairment on available-for-sale securities) of $247,004 and a decrease in accrued liabilities and other payables of $39,778.

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

Net Cash Provided By (Used In) Investing Activities.

For the fiscal year ended October 31, 2016, net cash provided by investing activities was $1,685,549, which is primarily attributable to a decrease in time deposits of $1,731,975, offset by payments of plantation development costs of $37,289.

For the fiscal year ended October 31, 2015, net cash used in investing activities was $2,718,598, which is primarily attributable to an increase in time deposits made by us of $1,902,417, purchase of the marketable securities of $465,606, payments of plantation development costs of $44,153, an increase in construction in progress of $301,354 and the purchase of plant, property and equipment of $17,291, offset by the sales proceeds received from disposal of plant and equipment of $12,223.

We expect investing cash outflows to increase when we develop our durian plantation until the orchard matures and begins to generate revenues in 2019 at the earliest. We also expect investing cash outflows to increase due to expenditures associated with developing our residential projects.

Net Cash (Used In) Provided By Financing Activities.

For the fiscal year ended October 31, 2016, net cash used in financing activities was $1,691,179 consisting primarily of repayments of advances from Weng Kung Wong, our Chief Executive Officer and director, of $924,780 and repayments on bank loans of $764,215.

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

Contractual Obligations and Commercial Commitments

We had the following contractual obligations and commercial commitments as of October 31, 2016:

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	$	$	$	$	$
Amount due to related parties	1,387,345	108,149	1,279,196	–	–
Commercial commitments
Bank borrowing repayment	13,971,720	4,421,400	1,875,505	2,159,964	5,514,851
Finance lease obligation	3,214	2,147	1,067	–	–
Total obligations	15,362,279	4,531,696	3,155,768	2,159,964	5,514,851

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

Based upon the aforementioned criteria, we wrote off $nil and $25,850 accounts receivable on uncollectible rental receivable for the years ended October 31, 2016 and 2015, respectively.

•	Available-for-sale marketable securities

Available-for-sale marketable securities are reported at fair value using the market approach based on the quoted prices in active markets at the reporting date. We classify the valuation techniques that use these inputs as Level 1 of fair value measurements. Any unrealized losses that are deemed other-than-temporary are included in current period earnings and removed from accumulated other comprehensive income (loss).

Realized gains and losses on marketable securities are included in current period earnings. For purposes of computing realized gains and losses, the cost basis of each investment sold is generally based on the weighted average cost method.

We regularly evaluate whether the decline in fair value of available-for-sale securities is other-than-temporary and objective evidence of impairment could include:

•	The severity and duration of the fair value decline;
•	Deterioration in the financial condition of the issuer; and
•	Evaluation of the factors that could cause individual securities to have an other-than-temporary impairment.

During the year ended October 31, 2016, $135,597 of losses previously classified in other comprehensive losses were reclassified into earnings to recognize an other-than-temporary decline in fair value. No such other-than-temporary decline in fair value was recognized during the year ended October 31, 2015.

During the years ended October 31, 2016 and 2015, we invested in equity securities listed on Bursa Malaysia with a total cost of $265,606 and escrow funds (which invested in equity securities listed in the U.S.) with a total cost of $200,000. The Company entered into an escrow agreement with Peijin Wu Hoppe (“Hoppe”), our former director, to set up an escrow fund up to $500,000 as a reserve to indemnify Hoppe from any claim of liability until July 29, 2022, the seventh year anniversary of the termination of Director Retainer Agreement, or any mutual agreement with Hoppe and us. The unrealized loss representing the change in fair value of $60,590 and $106,783 was charged against accumulated other comprehensive income for the years ended October 31, 2016 and 2015, respectively.

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

Policy for Capitalizing Development Cost

The cost of buildings and improvements includes the purchase price of property, legal fees and other acquisition costs. Costs directly related to planning, developing, initial leasing and constructing a property are capitalized and classified as Real Estate in the consolidated balance sheets. Capitalized development costs include interest, and other direct project costs incurred during the period of development. As of October 31, 2016 and 2015, there was no such capitalized interest.

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

Revenue from the sale of oil palm is recognized upon confirmation of the weight of fresh fruit bunches and transport to the customer, when there is persuasive evidence of an arrangement, delivery has occurred and risk of loss has passed, the sales price is fixed or determinable at the date of sale, and collectibility is reasonably assured.

Pursuant to a 8-K filing on September 23, 2015, in order to concentrate on durian plantation, we suspended the direct operation of oil palm plantation and leased out the oil palm land to a third party, BJ Bentong Trading Company (“BJ”) under an operating lease for 30 months from September 21, 2015 to March 20, 2018. Pursuant to this tenancy agreement, the tenant is entitled to manage the plantation, harvest and sell palm oil fresh fruit bunches and receive all proceeds thereto. Rental income of $93,530 and $18,788 was recognized for the year ended October 31, 2016 and 2015, respectively, and was included in revenue from plantation business.

On September 29, 2016, we entered into a letter with BJ agreement pursuant to which the parties mutually agreed to terminate the Tenancy Agreement upon the following conditions:

1.	BJ’s deposit of RM70,000 shall be forfeited by us;
2.	All staff, laborers, machinery and tools shall be removed from the premises and the premises returned to us no later than September 30, 2016; and
3.	BJ shall indemnify us for a period of six (6) months after the termination of the Tenancy Agreement against all and any damages, loss, expenses or other cost on the property and or the oil palm trees regardless of whether such damage arose as a result of the act, omission or negligence of BJ or its agents and representatives.

During the year ended October 31, 2016, we recognized other income of $16,983 from forfeiture of BJ’s deposit.

(b)	Rental income

We generally lease the units under operating leases with terms of two years or less. For the years ended October 31, 2016 and 2015, we have recorded $1,538,211 and $1,763,101, respectively, in lease revenue, based upon our annual rental over the life of the lease under operating lease, using the straight-line method in accordance with ASC Topic 970-605, “Real Estate – General – Revenue Recognition” (“ASC Topic 970-605”).

•	Rental concession

We lease store location and office spaces to the tenants under operating lease arrangements. The Company receives rental income from the real estates we own for a stated period of times. Rental income is recognized over the life of the operating lease agreement as it is earned in the period under ASC Topic 970-605. The typical leases contain initial terms of one to two years with renewal options and do not contain escalating rent amounts. Under the lease agreement of Menara CMY, the initial term of lease is one year. Provided that there are no existing breaches by the tenant, an irrecoverable annual renewal option is granted for up to twenty-nine years, with a maximum aggregate term of thirty years. Six-months’ rent-free period under the operating lease agreement is treated as long-term rent concession, which is being amortized as an offset to revenues collected over the term of the underlying lease of 30 years on a straight-line basis.

•	Cost of revenues

Cost of revenue on plantation sales includes material supplies, subcontracting costs and transportation costs incurred for planting, fertilizing and harvesting the oil palm tree. Transport and handling costs associated with the distribution of fresh fruit bunches to the customers are also included in cost of revenues.

Cost related to real estate business shown on the accompanying statements of operations include costs associated with land tax, on-site and property management personnel, repairs and maintenance, property insurance, marketing, landscaping and other on-site and related administrative costs. Utility expenses are paid directly by tenants.

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

We conduct major businesses in Malaysia are subject to tax in its own jurisdiction. As a result of our business activities, we will file separate tax returns that are subject to examination by the local and foreign tax authorities.

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

The functional currency of the Company is the United States Dollars (“US$”) and the accompanying financial statements have been expressed in US$, which is the reporting currency. In addition, we maintain our books and record in a local currency, Malaysian Ringgit (“MYR” or “RM”), Hong Kong Dollars (“HK$”) and Renminbi Yuan (“RMB”), which is functional currency as being the primary currency of the economic environment in which the entity operates.

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

Translation of amounts from the local currency of us into US$1 has been made at the following exchange rates for the respective years:

	As of and for the year ended October 31,
	2016	2015
Year-end RMB : US$1 exchange rate	6.7732	6.3185
Yearly average RMB : US$1 exchange rate	6.5628	6.1721
Year-end HK$ : US$1 exchange rate	7.7548	7.7502
Yearly average HK$ : US$1 exchange rate	7.7606	7.7528
Year-end MYR : US$1 exchange rate	4.1935	4.2960
Yearly average MYR : US$1 exchange rate	4.1217	3.7524

•	Related parties

Parties, which can be a corporation or individual, are considered to be related if we have the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

•	Segment reporting

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with our internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. During the years ended October 31, 2016 and 2015, we operate in two reportable operating segments in Malaysia.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In July 2015, the FASB approved a one-year deferral of the effective date of the new revenue recognition standard. The amendments in ASU 2014-09 are effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The standard permits the use of either the retrospective or cumulative effect transition method. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606), Principal versus Agent Considerations (Reporting Revenue versus Net). In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606), Identifying Performance Obligations and Licensing. In May 2016, the FASB issued ASU 2016-11, Revenue from Contracts with Customers (Topic 606) and Derivatives and Hedging (Topic 815) - Rescission of SEC Guidance Because of ASU 2014-09 and 2014-16, and ASU 2016-12, Revenue from Contracts with Customers (Topic 606) - Narrow Scope Improvements and Practical Expedients. These ASUs clarify the implementation guidance on a few narrow areas and adds some practical expedients to the guidance Topic 606. The Company is evaluating the effect the ASUs will have on its consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of these standards on our ongoing financial reporting.

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

In November 2014, FASB issued Accounting Standards Update No. 2014-16, Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity (a consensus of the FASB Emerging Issues Task Force). The amendments permit the use of the Fed Funds Effective Swap Rate (also referred to as the Overnight Index Swap Rate, or OIS) as a benchmark interest rate for hedge accounting purposes. Public business entities are required to implement the new requirements in fiscal years (and interim periods within those fiscal years) beginning after December 15, 2015. We do not expect the adoption of ASU 2014-16 to have a material impact on our consolidated financial statements.

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

In November 2015, the FASB issued ASU 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes”. To simplify the presentation of deferred income taxes, the amendments in this update require that deferred income tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in ASU 2015-17 are effective for public business entities for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The amendments may be applied prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. We do not expect that the adoption will have a material impact on our consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” The amendments in this update require all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under equity method of accounting or those that result in consolidation of the investee). The amendments in this update also require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. The amendments in ASU 2016-01 are effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We do not expect that the adoption will have a material impact on our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. We do not expect that the adoption will have a material impact on our consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-07, Simplifying the Transition to the Equity Method of Accounting, which eliminates the requirement to apply the equity method of accounting retrospectively when a reporting entity obtains significant influence over a previously held investment. The amendments in ASU 2016-07 are effective for public companies for fiscal years beginning after December 15, 2016 including interim periods therein. Early adoption is permitted. The new standard should be applied prospectively for investments that qualify for the equity method of accounting after the effective date. We do not expect that the adoption will have a material impact on our consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which includes amendments to accounting for income taxes at settlement, forfeitures, and net settlements to cover withholding taxes. The amendments in ASU 2016-09 are effective for public companies for fiscal years beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted but requires all elements of the amendments to be adopted at once rather than individually. We are evaluating the effect that ASU No. 2016-09 will have on our consolidated financial statements and related disclosures.

In June 2016, the FASB issued Accounting Standards Update ("ASU") 2016-13, Financial Instruments-Credit Losses (Topic 326), which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early application will be permitted for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. We are currently evaluating the impact that the standard will have on our consolidated financial statements and related disclosures.

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 clarifies the presentation and classification of certain cash receipts and cash payments in the statement of cash flows. This ASU is effective for public business entities for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted. We are currently assessing the potential impact of ASU 2016-15 on our financial statements and related disclosures.

In October 2016, the FASB issued ASU No. 2016-16—Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. This ASU improves the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. This ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2017. Early adoption is permitted. We do not anticipate that the adoption of this ASU to have a significant impact on our consolidated financial statements.

In October 2016, the FASB issued ASU No. 2016-17, Consolidation (Topic 810): Interests Held through Related Parties That Are Under Common Control. The amendments in this ASU change how a reporting entity that is the single decision maker of a variable interest entity should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that variable interest entity. The ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2016. We do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.

In November 2016, the FASB issued Accounting Standards Update 2016-18 (ASU 2016-18), Statement of Cash Flows: Restricted Cash. This ASU provides guidance on the classification of restricted cash in the statement of cash flows. The amendments in this ASU are effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted. The amendments in the ASU should be adopted on a retrospective basis. We do not expect that adoption of this ASU to have a material effect on our consolidated financial statements.

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

ITEM 8.   Financial Statements and Supplementary Data.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Prime Global Capital Group Incorporated

We have audited the accompanying consolidated balance sheets of Prime Global Capital Group Incorporated and its subsidiaries (the “Company”) as of October 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive loss, changes in stockholders' equity and cash flows for the each of the years in the two-year period ended October 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and its subsidiaries as of October 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the years in the two-year period ended October 31, 2016, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has a working capital deficiency, accumulated deficit from recurring net losses and significant short-term debt obligations maturing in less than one year as of October 31, 2016. All these factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 2 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Centurion ZD CPA Limited

Centurion ZD CPA Limited

Hong Kong, China

February 10, 2017

PRIME GLOBAL CAPITAL GROUP INCORPORATED

CONSOLIDATED BALANCE SHEETS

(Amount expressed in United States Dollars (“US$”), except for number of shares)

	As of October 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$685,876	$836,794
Time deposits	–	1,661,692
Marketable securities, available-for-sale	279,042	334,452
Rental concession	26,231	25,605
Accounts receivable, net	137,207	112,439
Deposits and other receivables	27,763	50,172
Deferred tax assets	13,694	–

Total current assets	1,169,813	3,021,154

Rental concession, non-current	710,425	719,080
Deferred development costs	76,159	38,566
Construction in progress	270,683	263,222
Property, plant and equipment, net	43,584,772	43,044,561

TOTAL ASSETS	$45,811,852	$47,086,583

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,778	$14
Amount due to a related party	108,149	180,316
Rental deposits from tenants	408,329	405,570
Income tax payable	985,353	841,722
Short-term bank borrowings	3,576,964	3,491,620
Current portion of long-term bank loans	844,436	768,529
Current portion of obligation under finance lease	2,147	2,096
Deferred tax liabilities, current	6,558	6,401
Accrued liabilities and other payables	333,606	369,160

Total current liabilities	6,281,320	6,065,428

Long-term liabilities:
Long-term bank loans	9,550,320	10,111,418
Rental deposits from tenants	–	16,294
Amount due to a director	1,279,196	2,071,183
Deferred tax liabilities	180,363	182,461
Obligation under finance lease	1,067	3,137

Total liabilities	17,292,266	18,449,921

Commitments and contingencies

Total equity:
Stockholders’ equity:
Preferred stock, $0.001 par value; 100,000,000 shares authorized; no shares issued and outstanding	–	–
Common stock, $0.001 par value; 1,000,000,000 shares authorized; 512,682,393 shares issued and outstanding	512,683	512,683
Additional paid-in capital	41,934,476	41,934,476
Accumulated other comprehensive loss	(10,918,664)	(11,715,152)
Accumulated deficit	(2,846,486)	(1,980,135)
Total stockholders’ equity	28,682,009	28,751,872
Non-controlling interests	(162,423)	(115,210)

Total equity	28,519,586	28,636,662

TOTAL LIABILITIES AND EQUITY	$45,811,852	$47,086,583

See accompanying notes to consolidated financial statements.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(Amount expressed in United States Dollars (“US$”), except for number of shares)

	Years ended October 31,
	2016		2015
Revenues, net:
Plantation business		$108,516		$156,642
Rental income		1,538,211		1,763,101
Total revenues, net		1,646,727		1,919,743

Cost of revenues		(630,418)		(739,867)

Gross profit		1,016,309		1,179,876

Operating expenses:
General and administrative		(626,395)		(1,046,125)

Income from operations		389,914		133,751

Other income (expense):
Gain on disposal of property, plant and equipment		–		1,106
Interest income		47,813		57,008
Interest expense		(977,097)		(1,218,523)
Other income		16,983		70,165
Impairment loss on available-for-sale securities		(135,597)		–

Loss before income taxes		(657,984)		(956,493)

Income tax expense		(253,538)		(636,941)

NET LOSS		$(911,522)		$(1,593,434)

Net loss attributable to non-controlling interests		45,171		38,934

Net loss attributable to the Company		$(866,351)		$(1,554,550)

Other comprehensive income (loss):
- Unrealized holding loss on available-for-sale securities		(60,590)		(106,783)
- Impairment loss on available-for-sale securities		135,597		–
- Foreign exchange adjustment		721,481		(10,334,773)

COMPREHENSIVE LOSS		$(69,863)		$(11,996,056)

Net loss per share – Basic and diluted:	$	*0.00	$	*0.00

Weighted average common stock outstanding – Basic and diluted		512,682,393		512,682,393

* Less than $0.01 per share

See accompanying notes to consolidated financial statements.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amount expressed in United States Dollars (“US$”))

	Years ended October 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(911,522)	$(1,593,434)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment loss on available-for-sale securities	135,597	–
Bad debt written off	–	25,850
Depreciation	528,921	590,757
Gain on disposal of plant and equipment	–	(1,106)
Changes in operating assets and liabilities:
Accounts receivable	(22,403)	6,080
Rental concession	26,688	29,315
Deposits and other receivables	24,048	(25,161)
Accounts payable	16,038	(6,892)
Rental deposits from tenants	(24,262)	(118,894)
Income tax payable	125,202	296,773
Accrued liabilities and other payables	(39,778)	61,986
Deferred tax assets	(13,694)	–
Deferred tax liabilities	(6,911)	216,222
Net cash used in operating activities	(162,076)	(518,504)

Cash flows from investing activities:
Plantation development costs	(37,289)	(44,153)
Payment on construction in progress	(1,045)	(301,354)
Decrease (increase) in time deposits	1,731,975	(1,902,417)
Purchase of marketable securities	–	(465,606)
Purchase of property, plant and equipment	(8,092)	(17,291)
Proceeds from disposal of plant and equipment	–	12,223
Net cash provided by (used in) investing activities	1,685,549	(2,718,598)

Cash flows from financing activities:
Repayment to a director	(924,780)	(1,051,548)
Repayments on long-term bank loans	(764,215)	(10,920,071)
Proceeds from long-term bank loans	–	10,494,084
Payments on finance lease	(2,184)	(2,399)
Proceeds from revolving line of credit	–	3,997,442
Net cash (used in) provided by financing activities	(1,691,179)	2,517,508

Foreign currency translation adjustment	16,788	(228,946)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(150,918)	(948,540)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	836,794	1,785,334

CASH AND CASH EQUIVALENTS, END OF YEAR	$685,876	$836,794

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income tax	$89,769	$127,027
Cash paid for interest	$981,776	$1,152,169

See accompanying notes to consolidated financial statements.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Amount expressed in United States Dollars (“US$”), except for number of shares)

	Common stock		Additional	Accumulated other		Total PGCG	Non-	Total
	No. of		paid-in	income/	Accumulated	stockholders’	controlling	stockholders’
	Shares	Amount	capital	(loss)	deficit	equity	interests	equity
Balance as of October 31, 2014	512,682,393	$512,683	$41,934,476	$(1,273,596)	$(425,635)	$40,747,928	$(106,052)	$40,641,876
Net loss for the year	–	–	–	–	(1,554,500)	(1,554,500)	(38,934)	(1,593,434)
Unrealized loss on available-for-sale securities	–	–	–	(106,783)	–	(106,783)	–	(106,783)
Foreign currency translation adjustment	–	–	–	(10,334,773)	–	(10,334,773)	29,776	(10,304,997)

Balance as of October 31, 2015	512,682,393	$512,683	$41,934,476	$(11,715,152)	$(1,980,135)	$28,751,872	$(115,210)	$28,636,662
Net loss for the year	–	–	–	–	(866,351)	(866,351)	(45,171)	(911,522)
Unrealized loss on available-for-sale securities	–	–	–	(60,590)	–	(60,590)	–	(60,590)
Impairment loss on available-for-sale securities	–	–	–	135,597	–	135,597	–	135,597
Foreign currency translation adjustment	–	–	–	721,481	–	721,481	(2,042)	719,439

Balance as of October 31, 2016	512,682,393	$512,683	$41,934,476	$(10,918,664)	$(2,846,486)	$28,682,009	$(162,423)	$28,519,586

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

Currently, the Company, through its subsidiaries, is principally engaged in the operation of a durian plantation, leasing and development of the operation of oil palm and durian plantation, commercial and residential real estate properties in Malaysia.

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

On January 20, 2014, the Company through PGCG Assets sold and issued to an unaffiliated third party 200,000 shares of its Common Stock at a price of RM 100 per share, for aggregate consideration of RM 20,000,000, or approximately US$ 6,084,760.  PGCG Assets received net proceeds of approximately RM 20,000,000, or approximately US$ 6,084,760 from the sale of its securities and used the net proceeds for general corporate purposes, including repayment of the loan made by UHT. Upon the consummation of the foregoing transactions, 90% of the issued and outstanding securities of PGCG Assets will be owned by UHT and 10% by such unaffiliated third party.  Each sale and issuance was made pursuant to the terms of a subscription agreement containing terms and conditions that are normal and customary for a transaction of this type. In October 2014, PGCG Assets issued 48,000,000 shares of its common stock by capitalization of its share premium account.

On October 31, 2014, the Company through Virtual Setup Sdn. Bhd., its affiliate, sold and issued to Denvoursuisse Sdn. Bhd. 200,000 shares of its Common Stock at a price of RM 10 per share, for aggregate consideration of RM 2,000,000, or approximately US$ 611,731. PGCG Assets received net proceeds of approximately RM 2,000,000, from the sale of its securities and used the net proceeds for general corporate purposes, including repayment of the loan made by UHT. Upon the consummation of the foregoing transactions, 95% of the issued and outstanding securities of VSSB will be owned by PGCG Plantation and 5% by Denvoursuisse Sdn. Bhd., which also owns 10% of the issued and outstanding securities of PGCG Assets. The sale and issuance was made pursuant to the terms of a subscription agreement containing terms and conditions that are normal and customary for a transaction of this type.

In December 2014, the Company discontinued the software business and concentrated its resource to develop the real estate business.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amount expressed in United States Dollars (“US$”), except for number of shares or stated otherwise)

Summary of the Company’s subsidiaries

	Name of entities	Place of incorporation	Date of incorporation	Issued capital	Nature of business

1.	Union Hub Technology Sdn. Bhd. (“UHT”)	Malaysia	February 22, 2008	100,000,000 issued shares of ordinary shares of MYR 1 each	Provision corporate service to group companies

2.	Power Green Investments Limited (“PGIL”)	British Virgin Islands	January 13, 2011	1 issued share of US$1 each	Inactive operation

3.	PGCG Properties Investment Limited (“PPIL”)	British Virgin Islands	September 1, 2011	1 issued share of US$1 each	Inactive operation

4.	Virtual Setup Sdn. Bhd. (“VSSB”)	Malaysia	July 19, 2010	4,000,000 issued shares of ordinary shares of MYR 1 each	Operation of oil palm and durian plantation

5.	PGCG Assets Holdings Sdn. Bhd. (“PGCG Assets”)	Malaysia	March 21, 2012	50,000,000 issued shares of ordinary shares of MYR 1 each	Investment in land & buildings

6.	PGCG Development Sdn. Bhd. (“PGCG Development”)	Malaysia	March 21, 2012	250,000 issued shares of ordinary shares of MYR 1 each	Inactive operation

7.	PGCG Plantations Sdn. Bhd. (“PGCG Plantation”)	Malaysia	October 4, 2011	2 issued shares of ordinary shares of MYR 1 each	Holding company of VSSB

8.	Max Trend International Limited (“Max Trend”)	Hong Kong	August 19, 2010	2 issued shares of ordinary shares of HK$ 1 each	Holding company of SMTG

9.	Shenzhen Max Trend Green Energy Company Limited (Max Trend WOFE) (“SMTG”)	The People’s Republic of China (“PRC”), Shenzhen	July 7, 2011	RMB 1,000,000	De-registered in August 2015

10.	Dunford Corporation Sdn. Bhd	Malaysia	October 4, 1990	242,000 issued shares of ordinary shares of MYR 1 each	Property holding land

11.	Impiana Maksima Sdn. Bhd.	Malaysia	March 15, 2013	2 issued shares of ordinary shares of MYR 1 each	Property development

12.	PGCG Constructions Sdn. Bhd.	Malaysia	April 16, 2013	2 issued shares of ordinary shares of MYR 1 each	Construction of properties

13.	Fiesta Senada Sdn. Bhd.	Malaysia	November 28, 2012	2 issued shares of ordinary shares of MYR 1 each	Inactive operation

14.	Havana Avenue Sdn. Bhd.	Malaysia	April 4, 2014	2 issued shares of ordinary shares of MYR 1 each	Inactive operation

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

For the year ended October 31, 2016, the Company reported a net loss of $911,522 and working capital deficit of $5,111,507 as of October 31, 2016. The Company had accumulated deficit of $2,846,486 as of October 31, 2016 from recurring losses and significant short-term debt obligations maturing in less than one year (notes 7 and 8). These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

	As of October 31,
	2016	2015
Bank balances held by financial institutions located in:
Malaysia	$684,974	$760,787
The PRC	–	74,595
	684,974	835,382
Cash on hand in Malaysia	902	1,412
	$685,876	$836,794

As of October 31, 2016 and 2015, the restricted amount of cash held by our PRC subsidiary in China was $nil and $74,595, respectively.

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

Based upon the aforementioned criteria, the Company wrote off $nil and $25,850 accounts receivable on uncollectible rental receivable for the years ended October 31, 2016 and 2015, respectively.

•	Available-for-sale marketable securities

Available-for-sale marketable securities are reported at fair value using the market approach based on the quoted prices in active markets at the reporting date. The Company classifies the valuation techniques that use these inputs as Level 1 of fair value measurements. Any unrealized losses that are deemed other-than-temporary are included in current period earnings and removed from accumulated other comprehensive income (loss).

Realized gains and losses on marketable securities are included in current period earnings. For purposes of computing realized gains and losses, the cost basis of each investment sold is generally based on the weighted average cost method.

The Company regularly evaluates whether the decline in fair value of available-for-sale securities is other-than-temporary and objective evidence of impairment could include:

•	The severity and duration of the fair value decline;
•	Deterioration in the financial condition of the issuer; and
•	Evaluation of the factors that could cause individual securities to have an other-than-temporary impairment.

During the year ended October 31, 2016, $135,597 of losses previously classified in other comprehensive losses were reclassified into earnings to recognize an other-than-temporary decline in fair value. No such other-than-temporary decline in fair value was recognized during the year ended October 31, 2015.

During the years ended October 31, 2016 and 2015, the Company invested in equity securities listed on Bursa Malaysia with a total cost of $265,606 and escrow funds (which invested in equity securities listed in the U.S.) with a total cost of $200,000. The Company entered into an escrow agreement with Peijin Wu Hoppe (“Hoppe”), the Company’s former director, to set up an escrow fund up to $500,000 as a reserve to indemnify Hoppe from any claim of liability until July 29, 2022, the seventh year anniversary of the termination of Director Retainer Agreement, or any mutual agreement with the Company and Hoppe. The unrealized loss representing the change in fair value of $60,590 and $106,783 was charged against accumulated other comprehensive income (loss) for the years ended October 31, 2016 and 2015, respectively.

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

Policy for Capitalizing Development Cost

The cost of buildings and improvements includes the purchase price of property, legal fees and other acquisition costs. Costs directly related to planning, developing, initial leasing and constructing a property are capitalized and classified as Real Estate in the consolidated balance sheets. Capitalized development costs include interest, and other direct project costs incurred during the period of development. As of October 31, 2016 and 2015, there was no such capitalized interest.

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

(a)       Plantation sales

Revenue from the sale of palm oilseed is recognized upon confirmation of the weight of fresh fruit bunches and shipment to the customer, when there is persuasive evidence of an arrangement, delivery has occurred and risk of loss has passed, the sales price is fixed or determinable at the date of sale, and collectibility is reasonably assured. For the years ended October 31, 2016 and 2015, sale of palm oil seed was $14,986 and $137,854.

Pursuant to a 8-K filing on September 23, 2015, in order to concentrate on durian plantation, the Company suspended the direct operation of oil palm plantation and leased out the oil palm land to a third party, BJ Bentong Trading Company (“BJ”) under an operating lease for 30 months from September 21, 2015 to March 20, 2018. Pursuant to this tenancy agreement, the tenant is entitled to manage the plantation, harvest and sell palm oil fresh fruit bunches and receive all proceeds thereto. Rental income of $93,530 and $18,788 was recognized for the year ended October 31, 2016 and 2015, respectively, and was included in revenue from plantation business.

On September 29, 2016, the Company and BJ entered into a letter agreement pursuant to which the parties mutually agreed to terminate the Tenancy Agreement upon the following conditions:

1.	BJ’s deposit of RM70,000 shall be forfeited by the Company;
2.	All staff, laborers, machinery and tools shall be removed from the premises and the premises returned to the Company no later than September 30, 2016; and
3.	BJ shall indemnify the Company for a period of six (6) months after the termination of the Tenancy Agreement against all and any damages, loss, expenses or other cost on the property and or the oil palm trees regardless of whether such damage arose as a result of the act, omission or negligence of BJ or its agents and representatives.

During the year ended October 31, 2016, the Company recognized other income of $16,983 from forfeiture of BJ’s deposit.

The Company is currently directly managing its oil palm and durian plantation.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amount expressed in United States Dollars (“US$”), except for number of shares or stated otherwise)

(b)       Rental income

The Company generally leases the units under operating leases with terms of two years or less. For the years ended October 31, 2016 and 2015, we have recorded $1,538,211 and $1,763,101, respectively, in lease revenue, based upon its annual rental over the life of the lease under operating lease, using the straight-line method in accordance with ASC Topic 970-605, “Real Estate – General – Revenue Recognition” (“ASC Topic 970-605”).

As of October 31, 2016, the commercial buildings for lease are as follows:

Name of Commercial building	Number of units (by floor)	Footage area (square feet)	Vacancy percentage
Megan Avenue	12	19,987	67%
Menara CMY	15	91,848	0%

The Company expects to record approximately $1.2 million in annual lease revenue under the operating lease arrangements in the next twelve months, through October 31, 2017.

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

	As of October 31,
	2016	2015
Rental concession:
Current portion	$26,231	$25,605
Non-current portion	710,425	719,080

Total	$736,656	$744,685

The estimated amortization on long-term rent concession in the next five years and thereafter is as follows:

Period ending October 31:
2017	$26,231
2018	26,231
2019	26,231
2020	26,231
2021	26,231
Thereafter	605,501

Total	$736,656

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amount expressed in United States Dollars (“US$”), except for number of shares or stated otherwise)

As of October 31, 2016, the minimum future rental receivables on the commercial properties to be collectible in the next five years and thereafter are as follows:

Period ending October 31:
2017	$1,128,532
2018	1,118,398
2019	1,118,398
2020	1,118,398
2021	1,118,398
Thereafter	24,697,944

Total	$30,300,068

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

Cost related to real estate business shown on the accompanying statements of operations include costs associated with land tax, on-site and property management personnel, repairs and maintenance, property insurance, marketing, landscaping and other on-site and related administrative costs. Utility expenses are paid directly by tenants.

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

The functional currency of the Company is the United States Dollars (“US$”) and the accompanying financial statements have been expressed in US$, which is the reporting currency. In addition, the Company maintains its books and record in a local currency, Malaysian Ringgit (“MYR” or “RM”), Hong Kong Dollars (“HK$”) and Renminbi Yuan (“RMB”), which is functional currency as being the primary currency of the economic environment in which the entity operates.

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

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates for the respective years:

	As of and for the year ended October 31,
	2016	2015
Year-end RMB : US$1 exchange rate	6.7732	6.3185
Yearly average RMB : US$1 exchange rate	6.5628	6.1721
Year-end HK$ : US$1 exchange rate	7.7548	7.7502
Yearly average HK$ : US$1 exchange rate	7.7606	7.7528
Year-end MYR : US$1 exchange rate	4.1935	4.2960
Yearly average MYR : US$1 exchange rate	4.1217	3.7524

•	Retirement plan costs

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

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. During the years ended October 31, 2016 and 2015, the Company operates in two reportable operating segments in Malaysia.

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

Management believes based on the current market prices or interest rates for similar debt instruments, the fair value of its obligation under finance lease and long-term bank loans approximates the carrying amount.

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

The following table summarizes information on the fair value measurement of the Company’s financial assets as of October 31, 2016 and 2015, measured at fair value, grouped by the categories described above:

	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
As of October 31, 2016
Marketable securities, available-for-sale	$279,042	–	–

As of October 31, 2015
Marketable securities, available-for-sale	$334,452	$–	$–

As of October 31, 2016 and 2015, the Company did not have any nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements, at least annually, on a recurring basis, nor did the Company have any assets or liabilities measured at fair value on a non-recurring basis.

•	Recent accounting pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In July 2015, the FASB approved a one-year deferral of the effective date of the new revenue recognition standard. The amendments in ASU 2014-09 are effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The standard permits the use of either the retrospective or cumulative effect transition method. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606), Principal versus Agent Considerations (Reporting Revenue versus Net). In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606), Identifying Performance Obligations and Licensing. In May 2016, the FASB issued ASU 2016-11, Revenue from Contracts with Customers (Topic 606) and Derivatives and Hedging (Topic 815) - Rescission of SEC Guidance Because of ASU 2014-09 and 2014-16, and ASU 2016-12, Revenue from Contracts with Customers (Topic 606) - Narrow Scope Improvements and Practical Expedients. These ASUs clarify the implementation guidance on a few narrow areas and adds some practical expedients to the guidance Topic 606. The Company is evaluating the effect the ASUs will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of these standards on its ongoing financial reporting.

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

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amount expressed in United States Dollars (“US$”), except for number of shares or stated otherwise)

In November 2014, FASB issued Accounting Standards Update No. 2014-16, Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity (a consensus of the FASB Emerging Issues Task Force). The amendments permit the use of the Fed Funds Effective Swap Rate (also referred to as the Overnight Index Swap Rate, or OIS) as a benchmark interest rate for hedge accounting purposes. Public business entities are required to implement the new requirements in fiscal years (and interim periods within those fiscal years) beginning after December 15, 2015. The Company does not expect the adoption of ASU 2014-16 to have a material impact on its consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02 “Consolidation (Topic 810): Amendments to the Consolidation Analysis.” ASU 2015-02 changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. It is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. The Company is currently in the process of evaluating the impact of the adoption of ASU 2015-02 on its consolidated financial statements.

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

In November 2015, the FASB issued ASU 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes”. To simplify the presentation of deferred income taxes, the amendments in this update require that deferred income tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in ASU 2015-17 are effective for public business entities for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The amendments may be applied prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Company does not expect that the adoption will have a material impact on its consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” The amendments in this update require all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under equity method of accounting or those that result in consolidation of the investee). The amendments in this update also require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. The amendments in ASU 2016-01 are effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company does not expect that the adoption will have a material impact on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company does not expect that the adoption will have a material impact on its consolidated financial statements.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amount expressed in United States Dollars (“US$”), except for number of shares or stated otherwise)

In March 2016, the FASB issued ASU No. 2016-07, Simplifying the Transition to the Equity Method of Accounting, which eliminates the requirement to apply the equity method of accounting retrospectively when a reporting entity obtains significant influence over a previously held investment. The amendments in ASU 2016-07 are effective for public companies for fiscal years beginning after December 15, 2016 including interim periods therein. Early adoption is permitted. The new standard should be applied prospectively for investments that qualify for the equity method of accounting after the effective date. The Company does not expect that the adoption will have a material impact on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which includes amendments to accounting for income taxes at settlement, forfeitures, and net settlements to cover withholding taxes. The amendments in ASU 2016-09 are effective for public companies for fiscal years beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted but requires all elements of the amendments to be adopted at once rather than individually. The Company is evaluating the effect that ASU No. 2016-09 will have on the Company’s consolidated financial statements and related disclosures.

In June 2016, the FASB issued Accounting Standards Update ("ASU") 2016-13, Financial Instruments-Credit Losses (Topic 326), which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early application will be permitted for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently evaluating the impact that the standard will have on its consolidated financial statements and related disclosures.

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 clarifies the presentation and classification of certain cash receipts and cash payments in the statement of cash flows. This ASU is effective for public business entities for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted. The Company is currently assessing the potential impact of ASU 2016-15 on its financial statements and related disclosures.

In October 2016, the FASB issued ASU No. 2016-16—Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. This ASU improves the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. This ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2017. Early adoption is permitted. The Company does not anticipate that the adoption of this ASU to have a significant impact on its consolidated financial statements.

In October 2016, the FASB issued ASU No. 2016-17, Consolidation (Topic 810): Interests Held through Related Parties That Are Under Common Control. The amendments in this ASU change how a reporting entity that is the single decision maker of a variable interest entity should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that variable interest entity. The ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2016. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In November 2016, the FASB issued Accounting Standards Update 2016-18 (ASU 2016-18), Statement of Cash Flows: Restricted Cash. This ASU provides guidance on the classification of restricted cash in the statement of cash flows. The amendments in this ASU are effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted. The amendments in the ASU should be adopted on a retrospective basis. The Company does not expect that adoption of this ASU to have a material effect on its consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amount expressed in United States Dollars (“US$”), except for number of shares or stated otherwise)

4.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	As of October 31,
	2016	2015

Freehold plantation land	$7,845,805	$7,845,805
Leasehold land under development	4,276,764	4,276,764
Freehold land under development	18,091,173	18,091,173
Freehold land and land improvement for rental purpose commercial building	15,191,123	15,191,123
Building structure and improvements	15,857,410	15,857,410
Office furniture, fixture and equipment	125,959	125,631
Motor vehicles	173,811	166,047
Foreign translation difference	(16,009,829)	(17,096,349)
	45,552,216	44,457,604
Less: accumulated depreciation	(2,457,773)	(1,928,852)
Less: foreign translation difference	490,329	515,809
Property, plant and equipment, net	$43,584,772	$43,044,561

Depreciation expense for the years ended October 31, 2016 and 2015 amounted to $528,921 and $590,757, respectively.

As of October 31, 2016 and 2015, the Company has one motor vehicle under finance lease with a carrying value of $3,378 and $5,625, respectively.

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

Pursuant to an 8-K filed on July 1, 2016, PGCG Assets entered into a memorandum of understanding (“MOU”) with Yong Tai Berhad, a public listed corporation in the main market of Bursa Malaysia Berhad (“YTB”) engaged in the business of commercial and residential property development, to jointly develop our land (the “Land”) located at Puncak Alam (the “Proposed JV”). Under the MOU, the parties agreed to use their best efforts to negotiate exclusively with each other regarding the terms and conditions of the definitive agreement to jointly develop the Land.

Pursuant to the MOU, the parties agreed that PGCG Assets and YTB shall be entitled to 20% and 80%, respectively, of the estimated Gross Development Value of the Proposed JV, or at such percentage of estimated gross development value as may be mutually agreed upon at a later date between the parties. The gross development value of the Proposed JV is estimated to be RM510 million, or approximately $122 million. This estimate may be revised accordingly during the negotiation of the terms of the definitive agreement.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amount expressed in United States Dollars (“US$”), except for number of shares or stated otherwise)

The participation of the parties in the Proposed JV is conditional upon the following conditions precedent being fulfilled on or before the expiry of 4 months from the date of this MOU with an automatic extension of 2 months from the expiry therefrom or such later date as agreed between the parties (“Termination Date”):

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

If the definitive agreement concerning the Proposed JV is not executed by the Termination Date (or such later date as agreed between the parties) for whatever reason, then the parties are released from all further obligations and liabilities under the MOU.

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

During the course of the Company’s strategic review of its operations, the Company assessed the recoverability of the carrying value of its property, plant and equipment. The impairment charge, if any, represented the excess of carrying amounts of the Company’s property, plant and equipment over the fair values of the assets. The Company believes that there was no impairment of its property, plant and equipment for the years ended October 31, 2016 and 2015.

5.	AMOUNT DUE TO RELATED PARTIES

	As of October 31,
	2016	2015
Current portion:
Amount due to a related party, unsecured, interest-free and repayable on demand,
Mr. Pua Wooi Khang, a former director of UHT	$108,149	$180,316

Non-current portion:
Amount due to a related party, unsecured, interest-free and not expected to be repaid in the next twelve months
Mr. Weng Kung Wong, the Company’s director	$1,279,196	$2,071,183

6.	ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consist of the following:

	As of October 31,
	2016	2015

Accrued operating expenses	$118,670	$115,883
Accrued interest expense	54,775	57,957
Potential tax penalty liability (Note 12)	135,000	135,000
Other payable	25,161	60,320
	$333,606	$369,160

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amount expressed in United States Dollars (“US$”), except for number of shares or stated otherwise)

7.	LONG-TERM BANK LOANS

	As of October 31,
	2016	2015
Bank loans from financial institutions in Malaysia,
Bank of China (Malaysia) Berhad	$8,213,970	$8,692,957
RHB Bank Berhad	2,180,786	2,186,990
	10,394,756	10,879,947
Less: current portion	(844,436)	(768,529)
Bank loans, net of current portion	$9,550,320	$10,111,418

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

The loan from Bank of China (Malaysia) Berhad is secured by the first party charge over 15-story commercial office building “Menara CMY” in Kuala Lumpur, Malaysia, deed of assignment of rental proceeds over the rights and interest to the rental of the 15-story commercial office building and is personally guaranteed by the director and chief executive officer of the Company, Mr. Weng Kung Wong and a subsidiary of the Company, UHT. The loan is also secured by a debenture incorporating fixed and floating charge for RM55 million plus interest thereon over the assets of PGCG Assets. The cost of funds was 7.85% per annum for the years ended October 31, 2016 and 2015.

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

The loan is secured by the 12-story commercial office building “Megan Avenue” in Kuala Lumpur, Malaysia and is personally guaranteed by the director and chief executive officer of the Company, Mr. Weng Kung Wong and a director of the Company’s subsidiary, Mr. Kok Wai Chai and a subsidiary of the Company, UHT. The cost of funds was 4.95% per annum for the year ended October 31, 2016 (2015: 4.95% per annum).

As of October 31, 2016, the minimum future payments of the aggregate bank loans in the next five years and thereafter are as follows:

Year ending October 31:
2017	$844,436
2018	904,907
2019	970,598
2020	1,041,267
2021	1,118,697
Thereafter	5,514,851

Total:	$10,394,756

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amount expressed in United States Dollars (“US$”), except for number of shares or stated otherwise)

8.	SHORT-TERM BANK BORROWINGS

The revolving line of credit was granted concurrent with the term loans and pursuant to the same facility letter (see Note 7) by Bank of China (Malaysia) Berhad to the Company, which provided for up to RM15,000,000 (equal to $3,576,964) for its working capital purpose. The line bears interest at an annual rate of 1.5% above the bank’s cost of funds on a daily basis. The line is repayable on demand or at rollover options of 1, 3, 6 & 12 months. The effective interest rate was 5.11% and 5.18% per annum for the year ended October 31, 2016 and 2015, respectively.

9.	OBLIGATION UNDER FINANCE LEASE

The Company purchased a motor vehicle under a finance lease agreement with the effective interest rate of 3.70% per annum, due through April 8, 2018, with principal and interest payable monthly. The obligation under the finance lease is as follows:

	As of October 31,
	2016	2015

Finance lease	$3,808	$6,193
Less: interest expense	(594)	(960)

Net present value of finance lease	$3,214	$5,233

Current portion	$2,147	$2,096
Non-current portion	1,067	3,137

Total	$3,214	$5,233

As of October 31, 2016, the maturities of the finance lease for each of the three years are as follows:

Years ending October 31:
2017	$2,147
2018	1,067

Total	$3,214

10.	STOCKHOLDERS’ EQUITY

As of October 31, 2016 and 2015, the number of shares of the Company’s common stock issued and outstanding was 512,682,393 shares. There are no shares of preferred stock issued and outstanding.

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

The following table sets forth the computation of basic and diluted net loss per share attributable to Prime Global Capital Group Incorporated stockholders:

	Years ended October 31,
	2016		2015
Basic and diluted net loss attributable to Prime Global Capital Group Incorporated stockholders:
Numerator:
- Net loss attributable to Prime Global Capital Group Incorporated stockholders	$(866,351)		$(1,554,500)

Denominator:
Weighted average shares outstanding attributable to Prime Global Capital Group Incorporated stockholders – Basic and diluted	512,682,393		512,682,393

Net loss per share attributable to Prime Global Capital Group Incorporated stockholders – Basic and diluted	(0.00	)*	$(0.00	)*

* Denotes less than $0.01 per share

12.	INCOME TAXES

The local (United States) and foreign components of loss before income taxes were comprised of the following:

	Years ended October 31,
	2016	2015
Tax jurisdictions from:
– Local	$(150,884)	$(180,793)
– Foreign, representing:
BVI	–	–
Malaysia	(507,100)	(762,746)
Hong Kong	–	(1,093)
The PRC	–	(11,861)
Loss before income taxes	$(657,984)	$(956,493)

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amount expressed in United States Dollars (“US$”), except for number of shares or stated otherwise)

Provision for income taxes consisted of the following:

	Years ended October 31,
	2016	2015
Current:
– Local	$–	$–
– Foreign, representing:
BVI	–	–
Malaysia	274,142	426,357
Hong Kong	–	–
The PRC	–	(2,557)

Deferred:
– Local	–	–
– Foreign	(20,604)	213,141
Income tax expense	$253,538	$636,941

The effective tax rate in the years presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. During the years presented, the Company has a number of subsidiaries that operates in different countries and is subject to tax in the jurisdictions in which it subsidiaries operate, as follows:

United States of America

PGCG is registered in the State of Nevada and is subject to United States of America tax law. As of October 31, 2016 and 2015, the operations in the United States of America incurred $646,189 and $467,838, respectively of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carry forwards begin to expire in 2031, if unutilized. As of October 31, 2016, the Company has provided for a full valuation allowance of $226,166 (2015: $163,743) against the deferred tax assets on the expected future tax benefits from the net operating loss carry forwards as the management believes it is not likely that these assets will not be realized in the future.

The Company has adopted ASC 740-10 “Accounting for Income Taxes” and recorded a liability for an uncertain income tax position, tax penalties and any imputed interest thereon. The amount, recorded as an obligation in accrued liabilities and other payables, is $135,000 at October 31, 2016 and 2015 in respect of potential tax penalty of the late filing of IRS return and, if recognized, will affect the Company’s effective tax rate.

British Virgin Islands

Under the current BVI law, the Company’s subsidiaries are not subject to tax on income. No provision for income tax is required due to operating loss incurred.

Hong Kong

Max Trend is subject to Hong Kong Profits Tax, which is charged at the statutory income rate of 16.5% on its assessable income. No provision for income tax is required due to operating loss incurred. As of October 31, 2016, the Company has provided for a full valuation allowance against the deferred tax assets of $1,065 (2015:$1,065) on the expected future tax benefits from the net operating loss carry forwards as the management believes it is not likely that these assets will be realized in the future.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amount expressed in United States Dollars (“US$”), except for number of shares or stated otherwise)

The PRC

SMTG is subject to the Corporate Income Tax governed by the Income Tax Law of the People’s Republic of China with a unified statutory income tax rate of 25%. No provision for income tax is required due to operating loss incurred during the years ended October 31, 2016 and 2015. A reconciliation of loss before income taxes to the effective tax rate as follows:

	Years ended October 31,
	2016	2015

Loss before income taxes	$–	$(11,861)
Statutory income tax rate	25%	25%
Income tax at statutory tax rate	–	(2,965)

Tax effect of non-deductible expenses	–	–
Over-provision in prior years	–	(2,557)
Net operating loss	–	2,965
Income tax credit	$–	$(2,557)

Malaysia

All of the Company’s subsidiaries operating in Malaysia are subject to the Malaysia Corporate Tax Laws at a progressive income tax rate of 19% (2015: 20%) (for Company with paid up capital not more than RM2.5 million and on the first RM 500,000 income) and 24% (2015: 25%) (on all income for Company with paid up capital more than RM2.5 million and on the remaining balance of income after the first RM500,000 income charged at 20% for Company with paid up capital not more than RM2.5 million) on the assessable income for its tax year. Any unutilized losses can be carried forward indefinitely to be utilized against income from any business source. As of October 31, 2016, the Company has provided for a full valuation allowance against the deferred tax assets of $227,729 (2015: $183,405) on the expected future tax benefits from the net operating loss carry forwards as the management believes it is not likely that these assets will be realized in the future.

The general statute of limitations for an assessment or additional assessment is five years from the end of the relevant year of assessment. If the Inland Revenue Board is of the view that a transaction is not at a arm’s length price, the statute of limitations is extended by another two years to seven years. However, if there is fraud, willful default or negligence on the part of the taxpayer, an assessment can be made at any time. There is no statute of limitations for the collection of unpaid tax.

A reconciliation of loss before income taxes to the effective tax rate as follows:

	Years ended October 31,
	2016	2015

Loss before income taxes	$(507,100)	$(762,746)
Statutory income tax rate	24%	25%
Income tax at statutory tax rate	(121,704)	(190,687)

Tax effect of non-deductible expenses	58,675	166,428
Tax effect of different tax rate	3,092	8,593
Tax effect of non-business source rental income
- under-provision in prior years	84,759	213,141
- current year	155,303	154,789
Under-provision in prior years	9,692	271,568
Net operating loss	63,721	15,666
Income tax expense	$253,538	$639,498

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amount expressed in United States Dollars (“US$”), except for number of shares or stated otherwise)

In fiscal 2014, for Malaysian Tax purposes, rental income at “Megan Avenue” and “Menara CMY” was deemed as a business source and income tax provision was calculated as such. During fiscals 2015 and 2016, the Company revisited the facts and circumstances and determined that rental income should be more appropriately taxed as a non-business source under Section 4(d) of the Income Tax Act.

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of October 31, 2016 and 2015:

	As of October 31,
	2016	2015
Deferred tax assets:
Capital loss	$10,055	$6,359
Accrued interest expenses	13,694	–
Net operating loss carry forwards
- United States of America	226,166	163,743
- Malaysia	221,223	183,405
- Hong Kong	1,065	1,065
Total deferred tax assets	472,203	354,572
Less: valuation allowance	(458,509)	(354,572)
Deferred tax assets	$13,694	$–

Rental concession	$6,558	$6,401

Deferred tax liabilities – non-current
Property, plant and equipment	2,757	2,691
Rental concession	177,606	179,770
	$180,363	$182,461

13.	PENSION PLAN

The Company is required to make contribution on behalf of its employees under a government-mandated defined contribution pension scheme for its eligible full-times employees in Malaysia and the PRC. The Company is required to contribute a specified percentage of the participants’ relevant income based on their ages and wages level. The total contributions made by the Company were $29,303 and $41,928 for the years ended October 31, 2016 and 2015, respectively.

14.	SEGMENT INFORMATION

(a)	Business segment reporting

During the years ended October 31, 2016 and 2015, the Company operated two reportable business segments, as defined by ASC Topic 280:

•	Plantation business – oil palm and durian plantation in Malaysia
•	Real estate business – acquisition and development of commercial and residential real estate properties in Malaysia

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amount expressed in United States Dollars (“US$”), except for number of shares or stated otherwise)

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 3). The Company had no inter-segment sales for the years presented. Summarized financial information concerning the Company’s reportable segments is shown as below:

	Year ended October 31, 2016
	Plantation Business	Real Estate Business	Corporate	Total

Revenues, net	$108,516	$1,564,239	$–	$1,672,755
Less: inter-company revenues	–	(26,028)	–	(26,028)
Revenues from external customers	108,516	1,538,211	–	1,646,727
Cost of revenues	(35,585)	(594,833)	–	(630,418)
Gross profit	72,931	943,378	–	1,016,309
Depreciation	13,801	500,793	14,327	528,921
Net income (loss)	2,290	(525,696)	(388,116)	(911,522)
Total assets	5,957,293	39,523,026	331,533	45,811,852
Expenditure for long-lived assets	$7,764	$1,373	$–	$9,137

	Year ended October 31, 2015
	Plantation Business	Real Estate Business	Corporate	Total

Revenues, net	$156,642	$1,791,691	$–	$1,948,333
Less: inter-company revenues	–	(28,590)	–	(28,590)
Revenues from external customers	156,642	1,763,101	–	1,919,743
Cost of revenues	(83,728)	(656,139)	–	(739,867)
Gross profit	72,914	1,106,962	–	1,179,876
Depreciation	19,033	550,051	21,673	590,757
Net income (loss)	33,901	(809,267)	(818,068)	(1,593,434)
Total assets	5,850,588	40,772,138	463,857	47,086,583
Expenditure for long-lived assets	$16,110	$301,354	$1,181	$318,645

All long-lived assets are located in Malaysia.

(b)	Geographic segment reporting

The business of the Company is engaged entirely in Malaysia. The Chief Executive Officer and executive directors regularly review the Company’s business as one geographical segment.

As of October 31, 2016, the amount of net assets held by a PRC subsidiary was $0 (2015: $74,595), all of which is restricted.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amount expressed in United States Dollars (“US$”), except for number of shares or stated otherwise)

15.	CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)       Major customers

For the years ended October 31, 2016 and 2015, the customer who accounted for 10% or more of the Company’s revenues is presented as follows:

		Year ended October 31, 2016		October 31, 2016
	Business segment	Revenues	Percentage of revenues	Trade accounts receivable
Customer A	Real estate	$1,501,818	91%	$104,924

		Year ended October 31, 2015		October 31, 2015
	Business segment	Revenues	Percentage of revenues	Trade accounts receivable
Customer A	Real estate	$1,729,560	90%	$102,421

(b)       Major vendors

For the years ended October 31, 2016 and 2015, the vendor who accounted for 10% or more of the Company’s purchases is presented as follows:

	Year ended October 31, 2016		October 31, 2016
	Purchase	Percentage of purchase	Trade accounts payable
Vendor B	4,715	13%	–

	Year ended October 31, 2015		October 31, 2015
	Purchase	Percentage of purchase	Trade accounts payable
Vendor C	$45,794	55%	$–
Vendor D	17,995	21%	–

All of the vendors are located in Malaysia.

(c)	Credit risk

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

(f)       Economic and political risks

Substantially all of the Company’s services are conducted in Malaysia. The Company’s operations are subject to various political, economic, and other risks and uncertainties inherent in Malaysia. Among other risks, the Company’s operations are subject to the risks of restrictions on transfer of funds; export duties, quotas, and embargoes; domestic and international customs and tariffs; changing taxation policies; foreign exchange restrictions; and political conditions and governmental regulations in Malaysia.

16.	COMMITMENTS AND CONTINGENCIES

(a)        Operating lease commitments

As of October 31, 2016, the Company occupied its own building premises and has no significant future minimum rental payments due under various operating leases in the next twelve months.

(b)       Capital commitment

As of October 31, 2016, the Company does not have any significant capital commitments.

17.	SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after October 31, 2016 up through February 10, 2017 of these consolidated financial statements. During the period, the Company did not have any material recognizable subsequent events.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On June 9, 2015, we dismissed B F Borgers CPA PC as our independent registered public accounting firm, and engaged Crowe Horwath (HK) CPA Limited (“CHHK”) as our independent registered public accounting firm for the 2015 Fiscal Year. Effective September 26, 2016, we were advised that CHHK will no longer provide audit and assurance services to public companies subject to the statutes and regulations of the United States effective as of October 1, 2016. Accordingly, we terminated the services of CHHK effective September 30, 2016. Effective October 10, 2016, we retained Centurion ZD CPA Limited (formerly DCAW (CPA) Limited) as our independent registered public accounting firm. DCAW (CPA) Limited changed its name to Centurion ZD CPA Limited on October 25, 2016.

The disclosure required under this section was previously reported as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, on a Current Reports on Form 8-K filed with the Securities and Exchange Commission on October 10. 2016, September 30, 2016, and June 10, 2015.

ITEM 9A. Controls and Procedures.

Disclosure Controls and Procedures

As of the end of the period covered by this report, our management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report in ensuring that information required to be disclosed was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our Chief Executive Officer, and Interim Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of October 31, 2016.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

During the fourth quarter of fiscal 2016, there were no changes in the internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position
Weng Kung Wong	44	Chief Executive Officer, Interim Chief Financial Officer, Interim Secretary and Director
Maylee Gan Suat Lee	39	Director
Ham Poh Chai	36	Director

Weng Kung Wong, age 44, our Chief Executive Officer and Director since November 15, 2010, founded Mobile Wallet Sdn. Bhd., MWSB, one of the first Malaysian m-commerce companies, in 2004 and currently serves as its Executive Director and Chief Executive Officer. Prior to founding MWSB, Mr. Wong served as an Agency Unit Manager of MAA Insurance from April, 2001 to November, 2003. From January, 2000 to April, 2001, he was the Marketing Director of Spider Holding Sdn. Bhd., an herb products distribution company. Mr. Wong began his professional career in 1995 with Forever Living Products, a health products multilevel marketing company, where he spent four years in positions of accelerating responsibility in the areas of business development and marketing. Mr. Wong obtained a bachelor’s degree in Management Information Systems from the National Central University of Taiwan in 1995. As our Chief Executive Officer, Mr. Wong brings to our Board of Directors knowledge of our operations and history, business leadership, corporate strategy and entrepreneurial expertise.

Maylee Gan Suat Lee, age 39, joined our Board of Directors on April 1, 2016. She is currently the founder and senior partner of Messrs. Maylee Gan & Tai. Prior to founding her firm in 2008, Ms. Gan practiced at one of the top 5 legal firms in Malaysia, Lee Hishammuddin Allen & Gledhill from 2004 to 2008. Ms. Gan graduated with a Bachelor of Laws (Hons) degree from the University of London, England in 1999. She obtained her Certificate of Legal Practice in 2000 and has a Masters of Science in Information Technology (MSc IT) from the University of Staffordshire in 2004.

Ms. Gan was admitted and enrolled as an advocate and solicitor of the High Court of Malaya in 2005. She has vast experience in various complex corporate matters, and she was the lead associate in charge of the largest worldwide business disposal to-date which involves the worldwide sale of its  Healthcare business division in 2006, and the largest Asset-Backed Securities transaction carried out by a listed corporation in Malaysia in the year 2008. Ms. Gan is also a Non-executive Director of G&L Trading Sdn. Bhd, as a successor of her late father. G&L Trading Sdn. Bhd supplies cleaning detergent to hotels and food & beverages related businesses. Through her vast experience in legal corporate matters with numerous large corporations, with which her legal firm is a panel of solicitor, Ms. Gan brings to the Board of Directors her legal insight, knowledge and experience in legal corporate matters.

Poh Chai Ham, 36, joined our Board of Directors on November 1, 2013. He is a partner at Leong & Co., and specializes in contract and banking law.  Poh Chai Ham joined Leong & Co. since December 2011. Prior to that time, Poh Chai Ham was in full time study for his law degree. Poh Chai Ham received his L.L.B. law degree (with honors) from Multimedia University, Ayer Keroh Melaka in 2011.  Upon graduation, Poh Chai Ham chambered with Leong & Co. Upon completion of his pupilage, Poh Chai Ham was admitted as an Advocate & Solicitor of the High Court of Malaya in 2013. Thereafter he became a partner in Leong & Co. Poh Chai Ham brings to the Board of Directors legal insight and expertise in contract and banking law.

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

Board Committees

The members of each of our Compensation, Audit, and Nominations and Corporate Governance committees are comprised of our two independent directors Maylee Gan Suat Lee and Poh Chai Ham. Maylee Gan Suat Lee and Poh Chai Ham were appointed to serve as the Chairman or Chairperson, as applicable, of the Compensation Committee and the Nominations and Corporate Governance Committee, respectively. The Company current does not have an Audit Committee financial expert as defined in Item 407(d)(5) of Regulation S-K promulgated under the Securities Act but hopes to have one as its business develops. Copies of the charters for each of the Compensation, Audit and Nominations and Corporate Governance Committees are filed as Exhibits 99.1, 99.2 and 99.3, respectively.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended October 31, 2016, and up to the date of this proxy statement, our officers, directors and greater than 10% percent beneficial owners timely filed all reports required by Section 16(a) of the Securities Exchange Act.

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

Summary Compensation Table

The following summary compensation table sets forth the aggregate compensation we paid or accrued during the fiscal years ended October 31, 2016 and 2015 to (i) our Chief Executive Officer (principal executive officer), (ii) our Chief Financial Officer (principal financial officer), (iii) our three most highly compensated executive officers other than the principal executive officer and the principal financial officer who were serving as executive officers on October 31, 2016, whose total compensation was in excess of $100,000, and (iii) up to two additional individuals who would have been within the two-other-most-highly compensated but were not serving as executive officers on October 31, 2016.

Name and Principal Position	Year	Salary (1)	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total(1)
Weng Kung Wong	2016	$84,845	$0	$0	$0	$0	$0	0	$84,845
Chief Executive Officer and President	2015	$90,758	$0	$0	$0	$0	$0	0	$90,758

Liong Tat Teh	2016	$32,809	$0	$0	$0	$0	$0	$0	$32,809
Chief Financial Officer (2)	2015	$36,883	$0	$0	$0	$0	$0	$0	$36,883

 ____________________________

(1)	All cash compensation was paid in Malaysian Ringgit, our functional currency. The Malaysian Ringgit was converted into United States Dollars using the exchange rate prevailing at the dates of payment at an average annualized rate of 4.1217 and 3.7524 for fiscal years ended October 31, 2016 and 2015, respectively.
(2)	Liong Tat Teh resigned from his position as Chief Financial Officer and Secretary effective November 14, 2016. Concurrently therewith, Weng Kung Wong, our Chief Executive Officer, was appointed to fill the vacancy created by Mr. Teh’s resignation.

Narrative disclosure to Summary Compensation Table

Each of our executive officers are parties to an employment agreement with UHT, our subsidiary, dated July 19, 2011, or the Employment Agreements. Pursuant to the terms of the Employment Agreements, the executive officers will receive the annual base salaries set forth below, retroactive July 1, 2011:

Name	Annual Salary
Weng Kung Wong	MYR 293,260 or US$71,151
Liong Tat Teh (1)	MYR 113,100 or US$27,440
Sek Wong Fong (1)	MYR 46,200 or US$12,312

Effective January 2016. Weng Kung Wong, our Chief Executive Officer accepted a salary reduction of MYR4,000 per month, while Liong Tat Teh, our former Chief Financial Officer, accepted a salary reduction of MYR 1,000 per month.

________________________

(1) Sek Fek Wong resigned from her position as the Secretary effective March 7, 2016. Liong Tat Teh resigned from his position as Chief Financial Officer and Secretary effective November 14, 2016.

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

The foregoing descriptions of the Employment Agreements are qualified in their entirety by reference to such agreements which are filed as Exhibits 10.9, 10.10 and 10.11 to this Annual Report, respectively, and are incorporated herein by reference.

Our executive officers are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with their services on our behalf.

Equity Awards

There are no options, warrants or convertible securities outstanding. At no time during the last fiscal year with respect to any of any of our executive officers was there:

•	any outstanding option or other equity-based award repriced or otherwise materially modified (such as by extension of exercise periods, the change of vesting or forfeiture conditions, the change or elimination of applicable performance criteria, or the change of the bases upon which returns are determined);
•	any waiver or modification of any specified performance target, goal or condition to payout with respect to any amount included in non-stock incentive plan compensation or payouts;
•	any option or equity grant;
•	any non-equity incentive plan award made to a named executive officer;
•	any nonqualified deferred compensation plans including nonqualified defined contribution plans; or
•	any payment for any item to be included under All Other Compensation in the Summary Compensation Table.

Director Compensation Table

The following director compensation table sets forth the aggregate compensation we paid or accrued during the fiscal year ended October 31, 2016:

Name	Fees earned or paid in cash* ($)		Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Change in pension value and nonqualified deferred compensation earnings	All other compensation ($)	Total ($)
(a)	(b)		(c)	(d)	(e)	(f)	(g)	(h)
Maylee Gan Suat Lee **	$5,095	*	–	–	–	–	–	$5,095

Amiruddin Bin Che Embi **	$3,636	*	–	–	–	–	–	$3,636

James E. Scheifley***	$30,000	*	–	–	–	–	–	$30,000

Ham Poh Chai	$8,734	*	–	–	–	–	–	$8,734

______________

*	All fees were paid in Malaysian Ringgit, our functional currency. The Malaysian Ringgit was converted into United States Dollars using the exchange rate prevailing at the dates of payment at an average annualized rate of 4.1217 for fiscal year ended October 31, 2016.
**	Amiruddin Bin Che Embi resigned from his position as a director effective March 30, 2016. Maylee Gan Suat Lee was appointed to serve as a director effective April 1, 2016.
***	James E. Scheifley resigned from his position as a director effective November 14, 2016.

Narrative disclosure to Director Compensation Table

During our fiscal year ended October 31, 2016, we did not provide compensation to any of our employee directors for serving as our director. We currently have no formal plan for compensating our employee directors for their services in their capacity as directors, although we may elect to issue stock options to such persons from time to time.

Non-Employee Direct or Fees

Our Compensation Committee and Board determines the form and amount of compensation for our non-employee directors based on informal surveys of similar companies and the amount necessary to attract and retain such directors. Directors who are residents of Malaysia receive a monthly retainer in the amount of RM3,000. Mr. Scheifley, our former director who is a U.S. resident, received a monthly retainer in the amount of $2,500. All directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our Board of Directors. Our Compensation Committee may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director.

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

Compensation Committee Interlocks and Insider Participation

Maylee Gan Suat Lee and Poh Chai Ham served on our Compensation Committee during fiscal year ended October 31, 2016. During their tenure on our Board of Directors, Dato’ Amiruddin Bin Che Embi and James E. Scheifley served on our Compensation Committee. Dato’ Amiruddin Bin Che Embi and Mr. Scheifley departed our Board effective March 30, 2016, and November 14, 2016, respectively.

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

Maylee Gan Suat Lee

Poh Chai Ham

ITEM 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of January 31, 2017 certain information with regard to the record and beneficial ownership of the Company’s common stock by (i) each person known to the Company to be the record or beneficial owner of more than 5% of the Company’s common stock, (ii) each director of the Company, (iii) each of the named executive officers, and (iv) all executive officers and directors of the Company as a group:

Name of Beneficial Owner	Amount (number of shares)	Percentage of Outstanding Shares of Common Stock
Weng Kung Wong (1)	54,811,085	10.69%
Maylee Gan Suat Lee (1)	0	%
Poh Chai Ham (1)	0
All executive officers and directors as a group (three persons)	54,811,085	10.69%

____________________________

*	Less than 1%.
(1)	Except as otherwise indicated, the address of each beneficial owner is c/o Prime Global Capital Group Incorporated, E-5-2, Megan Avenue 1, Block E, Jalan Tun Razak, 50400 Kuala Lumpur, Malaysia.
(2)	Applicable percentage ownership is based on 512,682,393 shares of common stock outstanding as of January 31, 2017, together with securities exercisable or convertible into shares of common stock within 60 days of January 31, 2017. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that a person has the right to acquire beneficial ownership of upon the exercise or conversion of options, convertible stock, warrants or other securities that are currently exercisable or convertible or that will become exercisable or convertible within 60 days of January 31, 2017 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the number of shares beneficially owned and percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

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

Transactions With Weng Kung Wong, Wooi Khang Pua and Kok Wai Chai

As of October 31, 2016, we obtained from Wooi Khang Pua, UHT’s director, several unsecured, interest-free temporary advances made to the Company with the aggregate principal amount of $180,149. The advances are repayable on demand.

As of October 31, 2016, we obtained from Weng Kung Wong, our Chief Executive Officer and director, several unsecured, interest-free advances which, together with prior advances, have an aggregate principal amount of approximately $1,279,196. The advances are not expected to be repayable within the next twelve months. We repaid approximately $924,780 during fiscal year ended October 31, 2016.

We are parties to a loan from the Bank of China (Malaysia) Berhad consisting of a revolving line of credit, or the RC, in the amount of RM15,000,000 and a term loan, or the TL, in the amount of RM40,000,000, for an aggregate of RM55,000,000 in December 2014. This loan is personally guaranteed by Weng Kung Wong, our Chief Executive Officer and Director, and also guaranteed by UHT, our wholly owned subsidiary. The foregoing description of the loan with the Bank of China (Malaysia) Berhad is qualified in its entirety by reference to such agreement, which is filed as Exhibit 10.6, to this Annual Report and is incorporated herein by reference.

Weng Kung Wong and Kok Wai Chai also have jointly and severally guaranteed the repayment of the loans made by RHB Bank Berhad to PGCG Assets in the principal amount of RM9,840,000 in connection with the acquisition of its twelve story commercial building in Kuala Lumpur, Malaysia. The foregoing description of the loans with RHB Bank Berhad is qualified in its entirety by reference to such agreements, which are filed as Exhibits 10.7 through and including 10.9 to this Annual Report and are incorporated herein by reference

We have not adopted policies or procedures for approval of related person transactions but review them on a case-by-case basis. We believe that all related party transactions were on terms at least as favorable as we would have secured in arm’s-length transactions with third parties. Except as set forth above, we have not entered into any material transactions with any director, executive officer, and promoter, beneficial owner of five percent or more of our common stock, or family members of such persons.

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

The Board considered relationships, transactions and/or arrangements with each of the directors and concluded that none of the non-employee directors, or any of his or her immediate family members, has any relationship with us that would impair his or her independence. The Board has determined that each member of the Board, other than Mr. Wong, is an independent director under applicable NYSE listing standards and SEC rules. Mr. Wong does not meet the independence standards because he is an employee and executive officer of the Company.

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

	Years ended October 31,
	2016	2015

Audit fees (1)	$79,000	73,000

Audit related fees (2)	28,000	28,000

Tax fees	–	–

All other fees	–	–

_________________________

(1)	Audit Fees represent fees for professional services billed and to be billed in connection with the audit of our consolidated annual financial statements, the audit of the effectiveness of internal control over financial reporting as of October 31, 2015 and review of the quarterly financial statements and internal controls over financial reporting, and audit services in connection with statutory or regulatory filings, consents or other SEC matters.

B F Borgers CPA has billed us $6,000 in the aggregate, for the fiscal year ended October 31, 2015 for audit services rendered. Crowe Horwath (HK) CPA Limited has billed us $21,000 and $67,000 in the aggregate for the fiscal year ended October 31, 2016 and 2015, respectively, for audit services rendered. Centurion ZD CPA Limited has billed us $58,000 in the aggregate for the fiscal year ended October 31, 2016 for audit services rendered.

(2)	Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.” In fiscal 2016 and 2015, this category consisted of fees billed by HKCMCPA Company Limited in connection with compiling the Company’s financial statements for fiscal 2016 and 2015.

PART IV

ITEM 15.  Exhibits and Financial Statement Schedules.

The following documents are filed as part of this report:

(1)	Financial Statements

Financial Statements are included in Part II, Item 8 of this report.

(2)	Financial Statement Schedules

No financial statement schedules are included because such schedules are not applicable, are not required, or because required information is included in the consolidated financial statements or notes thereto.

(3)	Exhibits

Exhibit No.	Name of Exhibit
2.1	Articles of Exchange (1)
2.2	Share Exchange Agreement, dated December 6, 2010, by and between Home Touch Holding Company, on the one hand, and Union Hub Technology Sdn. Bhn., Wooi Khang Pua and Kok Wai Chai, on the other hand (2)
2.3	Share Exchange Agreement, dated January 26, 2009, by and between Home Touch Holding Company and Home Touch Limited (3)
3.1	Amended and Restated Articles of Incorporation (1)
3.2	Amended and Restated Bylaws (4)
4.1	Form of common stock certificate (1)
10.1	Common Stock Purchase Agreement, dated December 6, 2010, by and among Home Touch Holding Company, Home Touch Limited, Up Pride Investments Limited and Magicsuccess Investments Limited (2)
10.2	Termination Letter, by and between Virtual Setup Sdn. Bhd. and B J Bentong Trading dated September 27, 2016 (5)
10.3	Tenancy Agreement, dated August 18, 2014, by and between PGCG Assets Holdings Sdn. Bhd. and Le Apple Boutique Hotel (KLCC) Sdn. Bhd. (6)
10.4	Memorandum of Understanding between PGCG Assets Holdings Sdn Bhd and Yong Tai Berhad dated June 24, 2016 (7)
10.5	Letter of Offer issued by the Bank of China (Malaysia) Berhad to PGCG Assets Holdings Sdn. Bhd. effective October 31, 2014 (8)
10.6	Offer Letter dated March 26, 2013, issued by RHB Bank Berhad with respect to four banking facilities in the aggregate principal amount of up to RM 3,452,000 (9)
10.7	Offer Letter dated March 26, 2013, issued by RHB Bank Berhad with respect to two banking facilities in the aggregate principal amount of up to RM 1,680,000 (9)
10.8	Offer Letter dated March 26, 2013, issued by RHB Bank Berhad with respect to six banking facilities in the aggregate principal amount of up to RM 4,708,000 (9)
10.9	Letter of Appointment dated July 19, 2011, by and between Union Hub Technology Sdn. Bhd. and Weng Kung Wong (10)
10.10	Letter of Appointment dated July 19, 2011, by and between Union Hub Technology Sdn. Bhd. and Liong Tat Teh (10)
10.11	Letter of Appointment dated July 19, 2011, by and between Union Hub Technology Sdn. Bhd. and Sek Fong Wong (10)
10.11	Escrow Agreement dated July 7, 2014, by and among Chen-Drake Law Group, P.C. Prime Global Capital Group Incorporated, and Peijin Wu Hoppe (11)
14	Code of Business Conduct and Ethics (12)
21	List of Subsidiaries*
24	Power of Attorney*
31.1	Certification of Chief Executive Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

99.1	Charter to Compensation Committee (13)
99.2	Charter to Audit Committee (13)
99.3	Charter to Corporate Governance Committee (13)
99.4	Audit Committee Pre-Approval Procedures (11)

101.INS	XBRL Instance Document*
101.SCH	XBRL Schema Document*
101.CAL	XBRL Calculation Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*
101.LAB	XBRL Label Linkbase Document*
101.PRE	XBRL Presentation Linkbase Document*

_________________________

*	Filed herewith.
(1)	Incorporated by reference from our Quarterly Report on Form 10-Q filed with the Securities and Exchange on February 22, 2011.
(2)	Incorporated by reference from Exhibit 2.1 to Current Report on Form 8-K filed with the Securities and Exchange on December 7, 2010.
(3)	Incorporated by reference from Amendment No. 2 to our registration statement filed on Form S-1 with the Securities and Exchange Commission on September 2, 2009.
(4)	Incorporated by reference from Exhibit 2 to Preliminary Information Statement on Schedule 14C filed with the Securities and Exchange Commission on December 23, 2010.
(5)	Incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 4, 2016.
(6)	Incorporated by reference From Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange on August 18, 2014.
(7)	Incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 1, 2016.
(8)	Incorporated by referenced from our Current Report on Form 8-K filed with the Securities and Exchange Commission on November 3, 2014.
(9)	Incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2013.
(10)	Incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 19, 2011.
(11)	Incorporated by reference from our Annual Report on Form 10-K filed with the Securities and Exchange Commission on January 29, 2016.
(12)	Incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 2, 2012.
(13)	Incorporated by reference from our Current Report on Form 8-K filed with the Securities and Commission on April 27, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Prime Global Capital Group Incorporated
(Registrant)

By:	/s/Weng Kung Wong
Weng Kung Wong
Chief Executive Officer

Dated:	February 10, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Weng Kung Wong	Chief Executive Officer, Interim Chief Financial Officer,
Weng Kung Wong	Interim Secretary and Director	February 10, 2017
(Principal Executive Officer ad Principal Financial Officer)

/s/ Maylee Gan Suat Lee* Maylee Gan Suat Lee	Director	February 10, 2017

/s/ Ham Poh Chai* Ham Poh Chai	Director	February 10, 2017

Representing all of the members of the Board of Directors.

* By	/s/ Wen Kung Wong
Weng Kung Wong
Attorney-in-Fact**

** By authority of the power of attorney filed herewith

