Form 10-Q
period 2017-01-31
PRIME GLOBAL CAPITAL GROUP Inc
filed 2017-03-21
CIK 1462047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2017

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

As of March 21, 2017, the issuer had outstanding 512,682,393 shares of common stock.

i

PART I   FINANCIAL INFORMATION

 ITEM 1  Financial Statements

PRIME GLOBAL CAPITAL GROUP INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	January 31, 2017	October 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$385,519	$685,876
Marketable securities, available-for-sale	229,007	279,042
Rental concession	24,846	26,231
Accounts receivable, net	134,059	137,207
Deposits and other receivables	26,272	27,763
Deferred tax assets	12,971	13,694

Total current assets	812,674	1,169,813

Rental concession, non-current	666,692	710,425
Deferred development costs	74,967	76,159
Construction in progress	256,387	270,683
Property, plant and equipment, net	41,159,455	43,584,772

TOTAL ASSETS	$42,970,175	$45,811,852

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$–	$15,778
Amount due to a related party	108,083	108,149
Rental deposits from tenants	386,763	408,329
Income tax payable	879,090	985,353
Short-term bank borrowings	3,388,047	3,576,964
Current portion of long-term bank loans	813,774	844,436
Current portion of obligation under finance lease	–	2,147
Deferred tax liabilities, current	6,211	6,558
Accrued liabilities and other payables	332,516	333,606

Total current liabilities	5,914,484	6,281,320

Long-term liabilities:
Long-term bank loans	8,841,668	9,550,320
Amount due to a director	1,263,854	1,279,196
Deferred tax liabilities	169,285	180,363
Obligation under finance lease	–	1,067

Total liabilities	16,189,291	17,292,266

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 100,000,000 shares authorized; no shares issued and outstanding	–	–
Common stock, $0.001 par value; 1,000,000,000 shares authorized; 512,682,393 shares issued and outstanding, as of January 31, 2017 and October 31, 2016	512,683	512,683
Additional paid-in capital	41,934,476	41,934,476
Accumulated other comprehensive loss	(12,495,452)	(10,918,664)
Accumulated loss	(2,999,912)	(2,846,486)
Total stockholder’s equity	26,951,795	28,682,009
Non-controlling interest	(170,911)	(162,423)

Total equity	26,780,884	28,519,586
TOTAL LIABILITIES AND EQUITY	$42,970,175	$45,811,852

See accompanying notes to condensed consolidated financial statements.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE (LOSS) INCOME

(Currency expressed in US$, except for number of shares)

(Unaudited)

	Three months ended January 31,
	2017	2016
Revenues, net:
Plantation business	$55,498	$24,534
Rental income	271,078	388,215
Total revenues, net	326,576	412,749

Cost of revenues	(131,702)	(172,414)

Gross profit	194,874	240,335

Operating expenses:
General and administrative	(111,472)	(129,945)

Income from operations	83,402	110,390

Other (expense) income
Interest income	–	16,393
Interest expense	(216,430)	(243,479)
Other income	1,207	–

Loss before income taxes	(131,821)	(116,696)

Income tax expense	(38,701)	(31,950)

NET LOSS	(170,522)	(148,646)

Net loss attributable to non-controlling interest	(17,096)	(13,391)

NET LOSS ATTRIBUTABLE TO THE COMPANY	$(153,426)	$(135,255)

Other comprehensive (loss) income:
- Unrealized holding loss on available-for-sale securities	(44,599)	(68,670)
- Foreign exchange adjustment (loss) gain	(1,532,189)	1,086,310

COMPREHENSIVE (LOSS) INCOME	$(1,730,214)	$882,385

Net loss per share – Basic and diluted *	$(0.00)	$(0.00)

Weighted average common stock outstanding – Basic and diluted	512,682,393	512,682,393

_______________

* Less than $0.01 per share

See accompanying notes to condensed consolidated financial statements.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Currency expressed in US$)

(Unaudited)

	Three months ended January 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(170,522)	$(148,646)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property, plant and equipment	121,235	125,226
Gain on disposal of property, plant and equipment	(1,207)	–
Changes in operating assets and liabilities:
Accounts receivable	(4,106)	(3,032)
Deposits and other receivables	25	(3,678)
Accounts payable	(14,971)	–
Rental concession	6,223	6,395
Income tax payable	(54,320)	5,644
Deferred taxation	(1,556)	(1,599)
Accrued liabilities and other payables	4,462	(51,266)
Net cash used in operating activities	(114,737)	(70,956)

Cash flows from investing activities:
Addition of plantation development cost	(2,836)	(11,051)
Payment on construction in progress	–	(1,002)
Proceeds from disposal of property, plant and equipment	3,847	–
Purchase of property, plant and equipment	(272)	(465)
Net cash provided by (used in) investing activities	739	(12,518)

Cash flows from financing activities:
Advance from (repayment to) related parties	43,095	(132,609)
Repayments on bank loans	(190,655)	(175,708)
Payments on finance lease	(3,050)	(523)
Net cash used in financing activities	(150,610)	(308,840)

Foreign currency translation adjustment	(35,749)	10,308
NET CHANGE IN CASH AND CASH EQUIVALENTS	(300,357)	(382,006)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	685,876	836,794

CASH AND CASH EQUIVALENTS, END OF PERIOD	$385,519	$454,788

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income tax	$94,575	$26,517
Cash paid for interest	$216,430	$243,479

See accompanying notes to condensed consolidated financial statements.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JANUARY 31, 2017

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

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended October 31, 2016. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the operating results for the periods presented have been included in the interim period. Operating result for the three months ended January 31, 2017 is not necessarily indicative of the results that may be expected for other interim periods or the year ending October 31, 2018. The condensed consolidated financial data at October 31, 2016 is derived from audited financial statements included in our Annual Report on Form 10-K for the year ended October 31, 2016, filed on February 10, 2017.

NOTE－2       ORGANIZATION AND BUSINESS BACKGROUND

Prime Global Capital Group Incorporated (formerly Home Touch Holding Company) (“PGCG” or “the Company”) was incorporated in the State of Nevada on January 26, 2009. On January 25, 2011, the Company changed its name to Prime Global Capital Group Incorporated.

Currently, the Company, through its subsidiaries, is principally engaged in the operation of oil palm and durian plantation, leasing of commercial properties and development of residential real estate properties in Malaysia.

Summary of the Company’s subsidiaries

	Name of entities	Place of incorporation	Date of incorporation	Issued capital	Nature of business

1.	Union Hub Technology Sdn. Bhd. (“UHT”)	Malaysia	February 22, 2008	1,000,000 issued shares of ordinary shares of MYR 1 each	Provision of corporate services to group companies

2.	Power Green Investments Limited (“PGIL”)	British Virgin Islands	July 13, 2011	1 issued share of US$ 1 each	Inactive operation

3.	PGCG Properties Investment Limited (“PPIL”)	British Virgin Islands	September 1, 2011	1 issued share of US$ 1 each	Inactive operation

4.	Virtual Setup Sdn. Bhd. (“VSSB”)	Malaysia	July 19, 2010	4,000,000 issued shares of ordinary shares of MYR 1 each	Operation of oil palm and durian plantation

5.	PGCG Assets Holdings Sdn. Bhd. (“PGCG Assets”)	Malaysia	March 21, 2012	50,000,000 issued shares of ordinary shares of MYR 1 each	Investment in land & buildings

6.	PGCG Development Sdn. Bhd. (“PGCG Development”)	Malaysia	March 21, 2012	250,000 issued shares of ordinary shares of MYR 1 each	Inactive operation

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JANUARY 31, 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

7.	PGCG Plantations Sdn. Bhd. (“PGCG Plantation”)	Malaysia	October 4, 2011	2 issued shares of ordinary shares of MYR 1 each	Holding company of VSSB

8.	Max Trend International Limited (“Max Trend”)	Hong Kong	August 19, 2010	2 issued shares of ordinary shares of HK$ 1 each	Inactive operation

9.	Dunford Corporation Sdn. Bhd.	Malaysia	October 4, 1990	242,000 issued shares of ordinary shares of MYR 1 each	Property holding land

10.	Impiana Maksima Sdn. Bhd.	Malaysia	March 15, 2013	2 issued shares of ordinary shares of MYR 1 each	Property development

11.	PGCG Constructions Sdn. Bhd.	Malaysia	April 16, 2013	2 issued shares of ordinary shares of MYR 1 each	Construction of properties

12.	Fiesta Senada Sdn Bhd	Malaysia	November 28, 2012	2 issued shares of ordinary shares of MYR 1 each	Inactive operation

13.	Havana Avenue Sdn Bhd	Malaysia	April 4, 2014	2 issued shares of ordinary shares of MYR 1 each	Inactive operation

PGCG and its subsidiaries are hereinafter referred to as (the “Company”).

NOTE－3       GOING CONCERN UNCERTAINTIES

The accompanying condensed consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

For the three months ended January 31, 2017, the Company reported a loss of $170,522 and working capital deficit of $5,101,810 as of January 31, 2017.

In order to continue as a going concern, the Company will expect, among other things, to generate more profitable operations in the future and/or additional capital resources. Management’s plan is to raise adequate resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking third party equity and/or debt financing.

These condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JANUARY 31, 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE－4       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and determined based on managements’ assessment of known requirements, aging of receivables, payment history, the customer’s current credit worthiness and the economic environment. The Company will consider the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. Based upon the aforementioned criteria, the Company did not write off accounts receivable on uncollectible rental receivable at January 31, 2017 and October 31, 2016.

•	Available-for-sale equity securities

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

FOR THE THREE MONTHS ENDED JANUARY 31, 2017

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

During the three months ended January 31, 2017, the Company invested in equity securities listed on Bursa Malaysia with a total cost of $265,606 and escrow funds (which invested in equity securities listed in the U.S.) with a total cost of $200,000. The Company entered into an escrow agreement with Peijin Wu Hoppe (“Hoppe”), the Company’s former director, to set up an escrow fund up to $500,000 as a reserve to indemnify Hoppe from any claim of liability until July 29, 2022, the seventh year anniversary of the termination of Director Retainer Agreement, or any mutual agreement with the Company and Hoppe. The unrealized loss representing the change in fair value of $44,599 and $68,670 was charged against accumulated other comprehensive income (loss) for the three months ended January 31, 2017 and 2016, respectively.

•	Deferred development costs

Deferred development costs consist of replanting costs of durian such as soil amendments, cultivation, fertilization and purchase costs of sapling. Costs related to durian development projects at the Company’s plantation land are capitalized during the sapling, developing and planting durian fruit tree and until the harvests are substantially available for commercial sale, and deferred development costs will then commence to be amortized as components of plantation costs and expenses.

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

FOR THE THREE MONTHS ENDED JANUARY 31, 2017

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

Policy for Capitalizing Development Cost

The cost of buildings and improvements includes the purchase price of property, legal fees and other acquisition costs. Costs directly related to planning, developing, initial leasing and constructing a property are capitalized and classified as Real Estate in the consolidated balance sheets. Capitalized development costs include interest, and other direct project costs incurred during the period of development. As of January 31, 2017 and October 31, 2016, there was no such capitalized interest.

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

FOR THE THREE MONTHS ENDED JANUARY 31, 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

(a)       Plantation sales

Revenue from the sale of palm oil fruit bunches is recognized upon confirmation of the weight of fresh fruit bunches and transported to the customer, when there is persuasive evidence of an arrangement, delivery has occurred and risk of loss has passed, the sales price is fixed or determinable at the date of sale, and collectability is reasonably assured. For the three months ended January 31, 2017 and 2016, sale of palm oil seed was $55,498 and $nil, respectively.

Pursuant to a 8-K filing on September 23, 2015, in order to concentrate on durian plantation, the Company suspended the direct operation of oil palm plantation and leased out the oil palm land to a third party, BJ Bentong Trading Company (“BJ”) under an operating lease for 30 months from September 21, 2015 to March 20, 2018. Pursuant to this tenancy agreement, the tenant is entitled to manage the plantation, harvest and sell palm oil fresh fruit bunches and receive all proceeds thereto. Rental income of $nil and $24,534 was recognized for the three months ended January 31, 2017 and 2016, respectively, and was included in revenue from plantation business.

On September 29, 2016, the Company and BJ entered into a letter agreement pursuant to which the parties mutually agreed to terminate the Tenancy Agreement.

The Company is currently directly managing its oil palm and durian plantation.

(b)       Rental income

The Company generally leases the units under operating leases with terms of two years or less. For the Three months ended January 31, 2017 and 2016, we have recorded $271,078 and $388,215 in lease revenue, based upon its annual rental over the life of the lease under operating lease, using the straight-line method in accordance with ASC Topic 970-605, “Real Estate – General – Revenue Recognition” (“ASC Topic 970-605”).

As of January 31, 2017, the commercial buildings for lease are as follows:

Name of Commercial building	Number of units (by floor)	Footage area (square feet)	Vacancy percentage
Megan Avenue	12	19,987	67%
Le Apple Boutique Hotel KLCC (fka “Menara CMY”)	15	91,848	0%

The Company expects to record approximately $1.1 million in annual lease revenue under the operating lease arrangements in the next twelve months through January 31, 2018.

•	Rental concession

The Company leases store location and office spaces to the tenants under operating lease arrangements. The Company receives rental income from the real estates it owns for a stated period of times. Rental income is recognized over the life of the operating lease agreement as it is earned in the period under ASC Topic 970-605. The typical leases contain initial terms of one to two years with renewal options and do not contain escalating rent amounts. Under the lease agreement of Le Apple Boutique Hotel KLCC (fka “Menara CMY”), the initial term of lease is one year. Provided that there are no existing breaches by the tenant, an irrecoverable annual renewal option is granted for up to twenty-nine years, with a maximum aggregate term of thirty years. Six-months’ rent-free period under the operating lease agreement is treated as long-term rent concession, which is being amortized as an offset to revenues collected over the term of the underlying lease of 30 years on a straight-line basis.

	January 31, 2017	October 31, 2016
Rental concession:
Current portion	$24,846	$26,231
Non-current portion	666,692	710,425

Total	$691,538	$736,656

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JANUARY 31, 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

The estimated amortization on long-term rent concession in the next five years and thereafter is as follows:

Period ending January 31:
2018	$24,846
2019	24,846
2020	24,846
2021	24,846
2022	24,846
Thereafter	567,308

Total	$691,538

As of January 31, 2017, the minimum future rental receivables on the commercial properties to be collectible in the next five years and thereafter are as follows:

Period ending January 31:
2018	$1,063,175
2019	1,059,336
2020	1,059,336
2021	1,059,336
2022	1,059,336
Thereafter	23,128,844

Total	$28,429,363

The Company also records operating costs directly attributable to the leasing properties, such as real estate taxes, depreciation of the leased properties and maintenance fees, which are charged to expense when incurred.

•	Cost of revenues

Cost of revenue on plantation sales includes material supplies, subcontracting costs and transportation costs incurred for planting, fertilizing and harvesting the oil palm tree. Transportation and handling costs associated with the distribution of fresh fruit bunches to the customers are also included in cost of revenues.

Cost related to real estate business shown on the accompanying statements of operations include costs associated with land tax, on-site and property management personnel, repairs and maintenance, property insurance, marketing, landscaping and other on-site and related administrative costs. Utility expenses are paid directly by tenants.

•	Comprehensive income

ASC Topic 220, “Comprehensive Income ” establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income as defined includes all changes in equity during a period from non-owner sources. Accumulated other comprehensive income, as presented in the accompanying statements of stockholders’ equity consists of changes in unrealized gains and losses on foreign currency translation and cumulative net change in the fair value of available-for-sale investments held at the balance sheet date. This comprehensive income is not included in the computation of income tax expense or benefit.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JANUARY 31, 2017

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

The reporting currency of the Company is the United States Dollars (“US$”) and the accompanying financial statements have been expressed in US$. In addition, the Company maintains its books and record in a local currency, Malaysian Ringgit (“MYR”) and Hong Kong Dollars (“HK$”), which is functional currency as being the primary currency of the economic environment in which the entity operates.

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

FOR THE THREE MONTHS ENDED JANUARY 31, 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the period ended January 31,
	2017	2016
Period-end HK$ : US$1 exchange rate	7.7579	7.7813
Period-average HK$ : US$1 exchange rate	7.7567	7.7599
Period-end MYR : US$1 exchange rate	4.4273	4.14000
Period-average MYR : US$1 exchange rate	4.4194	4.3002

•	Related parties

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

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. During the period ended January 31, 2017 and 2016, the Company operates in two reportable operating segments in Malaysia.

•	Fair value of financial instruments

The carrying value of the Company’s financial instruments (excluding obligation under finance lease, long-term bank loans and available-for-sale marketable securities): cash and cash equivalents, accounts receivable, deposits and other receivables, amount due to a related party and other payables approximate at their fair values because of the short-term nature of these financial instruments.

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

FOR THE THREE MONTHS ENDED JANUARY 31, 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

The following table summarizes information on the fair value measurement of the Company’s financial assets as of January 31, 2017 and October 31, 2016, measured at fair value, grouped by the categories described above:

	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
As of January 31, 2017
Marketable securities, available-for-sale	$229,007	$–	$–
As of October 31, 2016
Marketable securities, available-for-sale	$279,042	$–	$–

As of January 31, 2017, the Company did not have any nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements, at least annually, on a recurring basis, nor did the Company have any assets or liabilities measured at fair value on a non-recurring basis.

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

FOR THE THREE MONTHS ENDED JANUARY 31, 2017

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

The Company has reviewed all other recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

NOTE－5       PROPERTY, PLANT AND EQUIPMENT

	January 31, 2017	October 31, 2016
Freehold plantation land	$7,845,805	$7,845,805
Leasehold land under development	4,276,764	4,276,764
Freehold land under development	18,091,173	18,091,173
Freehold land and land improvement for rental purpose commercial building	15,191,123	15,191,123
Building structure and improvements	15,857,410	15,857,410
Office furniture, fixture and equipment	126,231	125,959
Motor vehicles	162,497	173,811
Foreign translation difference	(18,415,641)	(16,009,829)
	43,135,362	45,552,216
Less: accumulated depreciation	(2,579,008)	(2,457,773)
Less: foreign translation difference	603,101	490,329
	$41,159,455	$43,584,772

Depreciation expense for the three months ended January 31, 2017 and 2016 was $121,235 and $125,226, respectively.

As of January 31, 2017 and October 31, 2016, the Company has one motor vehicle under finance lease with a carrying value of $nil and $3,378, respectively.

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

FOR THE THREE MONTHS ENDED JANUARY 31, 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Pursuant to an 8-K filed on July 1, 2016, PGCG Assets entered into a memorandum of understanding (“MOU”) with Yong Tai Berhad, a public listed corporation in the main market of Bursa Malaysia Berhad (“YTB”) engaged in the business of commercial and residential property development, to jointly develop the land (the “Land”) located at Puncak Alam (the “Proposed JV”). Under the MOU, the parties agreed to use their best efforts to negotiate exclusively with each other regarding the terms and conditions of the definitive agreement to jointly develop the Land.

On February 15, 2017, PGCG Assets and YTB entered into a Mutual Termination of Memorandum of Understanding (the “Termination MOU”) pursuant to which the parties mutually agreed to terminate the MOU as the parties are unable to agree and finalize the terms of the Proposed JV. The parties further confirmed that there was no monetary payment due to either party pursuant to the MOU or the Termination MOU.

In light of the termination of the Proposed JV with YTB, the Company plans to develop, market, promote and complete the construction on its own. As at the date of this report, clearing of the land for development is underway. The Company expects to begin construction in the fourth calendar quarter of 2019 and complete construction by the end of calendar 2021.

During the course of the Company’s strategic review of its operations, the Company assessed the recoverability of the carrying value of its property, plant and equipment. The impairment charge, if any, represented the excess of carrying amounts of the Company’s property, plant and equipment over the fair values of the assets. The Company believes that there was no impairment of its property, plant and equipment as of January 31, 2017.

NOTE－6       AMOUNTS DUE TO RELATED PARTIES

	January 31, 2017	October 31, 2016
Current portion:
Amount due to a related party, which were unsecured, interest-free and repayable on demand, Mr. Chai Kok Wai, a director of UHT	$108,083	$–
Mr. Pua Wooi Khang, a former director of UHT	–	108,149

	$108,083	$108,149

Non-current portion:
Amount due to a related party, where was unsecured, interest-free and not expected to be repaid in the next twelve months Mr. Weng Kung Wong, the Company’s director	$1,263,854	$1,279,196

During the period ended January 31, 2017, the related party loan to Mr. Pua Wooi Khang was re-assigned to Mr. Chai Kok Wai, a director of UHT because Mr. Pua Wooi Khang was no longer a director of UHT.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JANUARY 31, 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE－7       BANK LOANS

	January 31, 2017	October 31, 2016
Bank loans from financial institutions in Malaysia,
Bank of China (Malaysia) Berhad	$7,604,917	$8,213,970
RHB Bank Berhad	2,050,525	2,180,786
	9,655,442	10,394,756
Less: current portion	(813,774)	(844,436)
Bank loans, net of current portion	$8,841,668	$9,550,320

15 Story Bank Loan

In December 2014, the Company, through PGCG Assets obtained a loan in the principal amount of RM40,000,000 from Bank of China (Malaysia) Berhad, which bears interest at a rate of 1% per annum over the lending rate, currently 6.6% per annum, with 120 monthly installments of RM476,898 each (including interests) over a period of 10 years or until full settlement. The loan will mature in December 2024.

The loan from Bank of China (Malaysia) Berhad is secured by the first party charge over 15-story commercial office building Le Apple Boutique Hotel KLCC (fka Menara CMY”) in Kuala Lumpur, Malaysia, deed of assignment of rental proceeds over the rights and interest to the rental of the 15-story commercial office building and is personally guaranteed by the director and chief executive officer of the Company, Mr. Weng Kung Wong and a subsidiary of the Company, UHT. The loan is also secured by a debenture incorporating fixed and floating charge for RM55 million plus interest thereon over the assets of PGCG Assets. The cost of funds was 7.6% per annum for the period ended January 31, 2017.

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

The loan is secured by the 12-story commercial office building “Megan Avenue” in Kuala Lumpur, Malaysia and is personally guaranteed by the director and chief executive officer of the Company, Mr. Weng Kung Wong and a director of the Company’s subsidiary, Mr. Kok Wai Chai and a subsidiary of the Company, UHT. The cost of funds was 4.95% per annum for the period ended January 31, 2017.

As of January 31, 2017, the minimum future payments of the aggregate bank borrowings in the next five years and thereafter are as follows:

Period ending January 31:
2018	$813,774
2019	872,195
2020	935,837
2021	1,004,001
2022	1,078,446
Thereafter	4,951,189

Total:	$9,655,442

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JANUARY 31, 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE－8       SHORT-TERM BANK BORROWINGS

The revolving line of credit was granted concurrent with the term loans and pursuant to the same facility letter by Bank of China (Malaysia) Berhad to the Company, which provided for up to RM15,000,000 (equal to $3,388,047) for its working capital purpose. The line bears interest at an annual rate of 1.5% above the bank’s cost of funds on a daily basis. The line is repayable on demand or at rollover options of 1, 3, 6 & 12 months. The effective interest rate was 4.98% per annum for the period ended January 31, 2017.

NOTE－9       INCOME TAXES

The local (United States) and foreign components of loss before income taxes were comprised of the following:

	Three months ended January 31,
	2017	2016
Tax jurisdictions from:
– Local	$(38,698)	$(30,782)
– Foreign, representing:
Malaysia	(93,123)	(85,914)
Hong Kong	–	–
Loss before income taxes	$(131,821)	$(116,696)

Provision for income taxes consisted of the following:

	Three months ended January 31,
	2017	2016
Current:
– Local	$–	$–
– Foreign, representing:
BVI	–	–
Malaysia	40,257	33,549
Hong Kong	–	–

Deferred:
– Local	–	–
– Foreign	(1,556)	(1,599)
Income tax expense	$38,701	$31,950

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JANUARY 31, 2017

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

United States of America

PGCG is registered in the State of Nevada and is subject to United States of America tax law. As of January 31, 2017 and October 31, 2016, the operations in the United States of America incurred $684,887 and $646,189 respectively, of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2031, if unutilized. The Company has provided for a full valuation allowance of $239,710 (October 31, 2016: $226,166) against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The Company has adopted ASC 740-10 “Accounting for Income Taxes” and recorded a liability for an uncertain income tax position, tax penalties and any imputed interest thereon. The amount, recorded as an obligation, is $135,000 at January 31, 2017 and October 31, 2016 (included in accrued liabilities and other payables) in respect of potential tax penalty of the late filing of IRS return and, if recognized, will affect the Company’s effective tax rate.

British Virgin Islands

Under the current BVI law, the Company’s subsidiaries are not subject to tax on income. No provision for income tax is required due to operating loss incurred.

Hong Kong

Max Trend is subject to Hong Kong Profits Tax, which is charged at the statutory income rate of 16.5% on its assessable income. No provision for income tax is required due to operating loss incurred. As of January 31, 2017 and October 31, 2016, the Company has provided for a full valuation allowance against the deferred tax assets of $1,065 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Malaysia

All of the Company’s subsidiaries operating in Malaysia subject to the Malaysia Corporate Tax Laws at a progressive income tax rate starting from 19% on the assessable income for its tax year. (for company with paid up capital not more than RM2.5 million and on the first RM 500,000 income) and 24% (on all income for Company with paid up capital more than RM2.5 million and on the remaining balance of income after the first RM500,000 income charged at 20% for Company with paid up capital not more than RM2.5 million) on the assessable income for its tax year. Any unutilized losses can be carried forward indefinitely to be utilized against income from any business source. As of January 31, 2017 and October 31, 2016, the Company has provided for a full valuation allowance against the deferred tax assets of $214,345 and $221,223, respectively, on the expected future tax benefits from the net operating loss carry forwards as the management believes it is not likely that these assets will be realized in the future.

A reconciliation of loss before income taxes to the effective tax rate as follows:

	Three months ended January 31,
	2017	2016

Loss before income taxes	$(93,123)	$(85,914)
Statutory income tax rate	24%	25%
Income tax at statutory tax rate	(22,350)	(21,478)
Tax effect of non-deductible expenses	38,876	28,153
Tax effect of different tax rate	248	1,321
Tax effect of non-business source rental income	21,342	28,639
Net operating loss	585	(4,685)

Income tax expense	$38,701	$31,950

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JANUARY 31, 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

During the periods ended January 31, 2017 and 2016, the Company, based on facts and circumstances, determined that rental income at “Megan Avenue” and “Menara CMY” should be more appropriately taxed as a non-business source under Section 4(d) of the Income Tax Act.

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of January 31, 2017 and October 31, 2016:

	January 31, 2017	October 31, 2016
Deferred tax assets:
Capital loss	$10,055	$10,055
Accrued interest expenses	12,971	13,694
Net operating loss carryforwards:
- United States of America	239,710	226,166
- Malaysia	214,345	221,223
- Hong Kong	1,065	1,065
Total deferred tax assets	478,146	472,203
Less: valuation allowance	(465,175)	(458,509)
Deferred tax assets	$12,971	$13,694

Deferred tax liabilities, current
Rent concession	$6,211	$6,558

Deferred tax liabilities, non-current
Property, plant and equipment	2,612	2,757
Rent concession	166,673	177,606
	$169,285	$180,363

NOTE－10 STOCKHOLDERS’ EQUITY

As of January 31, 2017 and October 31, 2016, the number of shares of the Company’s common stock issued and outstanding is 512,682,393 shares. There are no shares of preferred stock issued and outstanding.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JANUARY 31, 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE－11 SEGMENT INFORMATION

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 4). Summarized financial information concerning the Company’s reportable segments is shown as below:

	Three months ended January 31, 2017
	Plantation Business	Real Estate Business	Corporate	Total

Revenues from external customer	$55,498	$277,147	$–	$332,645
Inter-segment revenue	–	(6,069)	–	(6,069)
Revenues, net	55,498	271,078	–	326,576
Cost of revenues	(17,014)	(114,688)	–	(131,702)
Gross profit	38,484	156,390	–	194,874
Depreciation	2,209	116,766	2,260	121,235
Net income (loss)	13,483	(184,093)	88	(170,522)
Total assets	5,655,269	37,047,261	267,645	42,970,175
Expenditure for long-lived assets	$272	$–	$–	$272

	Three months ended January 31, 2016
	Plantation Business	Real Estate Business	Corporate	Total

Revenues from external customer	$24,534	$394,452	$–	$418,986
Inter-segment revenue	–	(6,237)	–	(6,237)
Revenues, net	24,534	388,215	–	412,749
Cost of revenues	–	(172,414)	–	(172,414)
Gross profit	24,534	215,801	–	240,335
Depreciation	460	119,995	4,771	125,226
Net income (loss)	7,590	(70,892)	(85,344)	(148,646)
Total assets	6,057,408	41,745,650	450,815	48,253,873
Expenditure for long-lived assets	$465	$1,002	$–	$1,467

All long-lived assets are located in Malaysia.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JANUARY 31, 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE－12       CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)       Major customers

For the three months ended January 31, 2017 and 2016, the customer who accounted for 10% or more of the Company’s revenues is presented as follows:

		Three months ended January 31, 2017		January 31, 2017
	Business segment	Revenues	Percentage of revenues	Trade accounts receivable

Customer A	Real estate	$265,308	81.2%	$92,773

		Three months ended January 31, 2016		January 31, 2016
	Business segment	Revenues	Percentage of revenues	Trade accounts receivable

Customer A	Real estate	$377,308	91%	$106,280

All customers are located in Malaysia.

(b)       Major vendors

For the three months ended January 31, 2017 and 2016, no vendor accounted for 10% or more of the Company’s purchases.

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

(d)       Interest rate risk

The Company’s exposure to interest rate risk primarily relates to the interest expense incurred on bank borrowings. The Company has not used derivative financial instruments in its investment portfolio in order to reduce this risk. The Company has not been exposed nor does it anticipate being exposed to material risks due to changes in interest rates.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JANUARY 31, 2017

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

(f)       Commodity price

The Company’s primary market risk exposure results from the price it receives for its palm oil product and oilseeds. The Company does not currently engage in any commodity hedging activities, although it may do so in the future. Realized commodity pricing for the Company’s operation is primarily driven by the prevailing worldwide price for palm oil product and oilseeds. Pricing for palm oil product and oilseeds has been volatile and unpredictable in recent years, and the Company expects this volatility to continue in the foreseeable future. The prices the Company receives for operation depend on many factors outside of its control, including volatility in the differences between product prices at sales points and the applicable commodity index price.

(g)        Malaysian real estate market risk

The Company’s real estate business may be affected by market conditions and economic challenges experienced by the economy as a whole in Malaysia, conditions in the credit markets or by local economic conditions in the markets in which its properties are located. Such conditions may impact the Company’s results of operations, financial condition or ability to expand its operations.

(g)        Market risk related to marketable securities

The Company is also exposed to the risk of changes in the value of financial instruments, caused by fluctuations in equity prices related to marketable securities. Changes in these factors could cause fluctuations in earnings and cash flows.

NOTE－13       COMMITMENTS AND CONTINGENCIES

(a)       Operating lease commitment

As of January 31, 2017, the Company occupied its own building premises and has no future minimum rental payments due under various operating leases in the next twelve months.

(b)       Capital commitment

As of January 31, 2017, the Company does not have any significant capital commitments.

NOTE－14       SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after January 31, 2017 up through the filing date of these condensed consolidated financial statements. During the period, the Company did not have any material recognizable subsequent events.

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

Overview

During the three months ended January 31, 2017, we operated in two business segments: (i) our oil palm and durian plantation business; and (ii) our real estate business. Our oil palm and durian plantation business is operated through Virtual Setup Sdn. Bhd., or VSSB, and our real estate business is primarily operated through PGCG Assets Holdings Sdn. Bhd., or PGCG Assets, and Dunford Corporation Sdn Bhd. Our primary assets are:

•	an oil palm and durian plantation in Malaysia which is operated through VSSB;
•	21.8921 hectares (54.10 acres) of vacant development land located in Selangor, Malaysia, which is subject to a 99-year leasehold, expiring July 30, 2100;
•	Dunford Corporation Sdn. Bhd., or Dunford, whose primary assets consist of two parcels of undeveloped land located in Selangor, Malaysia aggregating approximately 31 acres;
•	a 15 story commercial building located at Geran 10010, Lot 238 Section 43, Town and District of Kuala Lumpur, Wilayah Persekutuan, Kuala Lumpur, Malaysia; and
•	a 12 story commercial building located at Megan Avenue 1, No. 189, Jalan Tun Razak, 50400 Kuala Lumpur, Malaysia.

Summarized financial information regarding each revenue generating segment for the three months ended January 31, 2017 is as follows:

	Three months ended January 31, 2017
	Plantation Business	Real Estate Business	Corporate	Total

Revenues from external customer	$55,498	$277,147	$–	$332,645
Inter-segment revenue	–	(6,069)	–	(6,069)
Revenues, net	55,498	271,078	–	326,576
Cost of revenues	(17,014)	(114,688)	–	(131,702)
Gross profit	38,484	156,390	–	194,874
Depreciation	2,209	116,766	2,260	121,235
Net income/(loss)	13,483	(184,093)	88	(170,522)
Total assets	5,655,269	37,047,261	267,645	42,970,175
Expenditure for long-lived assets	$272	$–	$–	$272

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

We are focused on the maintenance and operation of its oil palm plantation in Malaysia. We believe that the value of our oil palm plantation has increased since its acquisition, and while we have not pursued any discussions or received any formal offers regarding the sale of our plantation, we may consider sales offers in the future if a sale would maximize return to our investors.

We commenced planting premium durian, of the “Musang King” variety, in the first quarter of calendar year 2014. As of the date of this report, we have replanted 300 acres of our oil palm plantation with premium durian trees. We plant an average of 35 trees per acre and anticipate an average production of 50 grade A fruits per tree for each of the two harvesting seasons per year.

We have used the latest planting technology in 2016, which we hope will reduce the maturity time of the durian tree from 5 years to 3 years. All the durian trees planted on the 300 acres will begin to bear fruit by 2019 at the latest. Accordingly, we do not expect revenue from our durian orchard until calendar year 2019. At this time, we do not expect our durian orchard to exceed 500 acres in the near future.

Challenges From Our Real Estate Operations

Commercial Buildings

We generate rental income from our 12 story and 15 story commercial properties and anticipate generating income from the sale of developed properties. As of January 31 2017, 2 of the 12 stories of our 12 story building have been leased to tenants at market rates. We are actively attempting to lease our 8 vacant units. We occupy the remaining two stories as our corporate headquarters. 2 units of the stories have been under negotiation of new lease agreements.

Our 15 story building is fully leased to Le Apple Boutique Hotel KLCC which operates a boutique hotel on the premises. The Rental Agreement has an initial term of one (1) year commencing December 1, 2013 and expiring November 30, 2014. Provided that there are no existing breaches by Le Apple Boutique Hotel KLCC, we will be required to renew the lease for additional one-year terms up to twenty nine years, for a maximum aggregate term of thirty years. Our current month rate is RM400,000 (approximately $90,348), which rate is increased every three years by 5% to 10% or to the then prevailing market rate, whichever is lower. Our current rate represents a decrease from our initial rental rate of RM500,000 due to unfavorable market conditions.

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

On July 1, 2016, PGCG Assets entered into a memorandum of understanding (“MOU”) with Yong Tai Berhad, a public listed corporation in the main market of Bursa Malaysia Berhad (“YTB”) engaged in the business of commercial and residential property development, to jointly develop our land (the “Land”) located at Puncak Alam (the “Proposed JV”). Under the MOU, the parties agreed to use their best efforts to negotiate exclusively with each other regarding the terms and conditions of the definitive agreement to jointly develop the Land. On February 15, 2017, PGCG Assets and YTB entered into a Mutual Termination of Memorandum of Understanding (the “Termination MOU”) pursuant to which the parties mutually agreed to terminate the MOU as the parties are unable to agree and finalize the terms of the Proposed JV. In light of the termination of the Proposed JV with YTB, we plan to develop, market, promote and complete the construction on our own. As at the date of this report, clearing of the land for development is underway. We hope to begin construction in the fourth calendar quarter of 2019 and complete construction by the end of calendar 2021.

We believe that we will require approximately RM5 to RM10  million in the aggregate to market, promote and complete construction of our Shah Alam 2 Eco Residential Development Project.

On September 8, 2016, the Urban Wellbeing, Housing and Local Government Ministry of Malaysia announced the introduction of an initiative that will enable property developers to provide loans to buyers at an annual interest rate between 12 and 18 percent. Developers will be able to begin applying to the ministry on September 8, 2016, for a moneylending license. It is our understanding that loans made pursuant to such license will not be restricted to first time homebuyers. The Urban Wellbeing, Housing and Local Government Ministry of Malaysia has not yet established the application guidelines.

Depending upon the guidelines, we may apply for such moneylender’s license to enable us to provide financing to prospective buyers of our future properties. If we apply and are successful in obtaining such license, we hope that we will be able to boost sales of our properties that we have earmarked for development.

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

Results of Operations

The following table sets forth certain operational data for the three months ended January 31, 2017, compared to the three months ended January 31, 2016:

	For the Three Months Ended January 31,
	2017	2016
Net Revenues	$326,576	$412,749
Plantation sales	55,498	24,534
Real estate	271,078	388,215
Total cost of revenue	(131,702)	(172,414)
Plantation sales	(17,014)	–
Real estate	(114,688)	(172,414)
Gross profit	194,874	240,335
General and administrative expenses	(111,472)	(129,945)
Other income, net (expense)	(215,223)	(227,086)
Loss before income taxes	(131,821)	(116,696)
Income tax expense	(38,701)	(31,950)
Net loss	(170,522)	(148,646)

Comparison of the three months ended January 31, 2017 and January 31, 2016

Net Revenue. We generated net revenue of $326,576 and $412,749 for the three months ended January 31, 2017 and 2016, respectively. The decrease in net revenue for the quarter ended January 31, 2017, is primarily attributable to a decrease in our rental revenue from our commercial properties, which was offset by an increase in our plantation revenue. In the quarter ended January 31, 2016, we contracted out the management and operation of our oil palm plantation and earned rental income of $24,534. After termination of this arrangement in September 2016, we are currently managing our planation and earned $55,498 from sale of palm oil seed in the quarter ended January 31, 2017.

Our real estate business experienced a 30% decrease in revenue from $388,215 for the quarter ended January 31, 2016 to $271,078 for the same period in 2017. The decrease in our real estate revenue is attributable to the decrease in rental income from both the twelve story and fifteen story buildings.

For the three months ended January 31, 2017, our plantation and real estate businesses accounted for approximately 17.0% and 83.0% of our net revenue, respectively. For the three months ended January 31, 2016, our plantation and real estate businesses accounted for approximately 5.9% and 94.1% of our net revenue, respectively.

During the three months ended January 31, 2017, and 2016, the following customer accounted for 10% or more of our total net revenues:

		Three months ended January 31, 2017		January 31, 2017
	Business segment	Revenues	Percentage of revenues	Trade accounts receivable
Le Apple Boutique Hotel (KLCC) Sdn. Bhd.	Real estate	$265,308	81.2%	$92,773

		Three months ended January 31, 2016		January 31, 2016
	Business segment	Revenues	Percentage of revenues	Trade accounts receivable
Le Apple Boutique Hotel (KLCC) Sdn. Bhd.	Real estate	$377,308	91%	$106,280

All of our customers are located in Malaysia.

Cost of Revenue. For the three-month period ended January 31, 2017, our cost of revenue as a percentage of net revenue was approximately 40.3% as compared to 41.8% for the same period ended January 31, 2016. Cost of plantation and real estate and revenues as a percentage of their respective net revenue was approximately 30.7% and 42.3%, respectively, for the quarter ended January 31, 2017. No cost of revenue was incurred on our plantation business, while cost of real estate revenue accounted for approximately 44.4% of the respective net revenue, for the quarter ended January 31, 2016. Cost of revenue of our oil palm consists of costs such as material supplies, subcontracting costs incurred for planting, fertilizing and harvesting the oil palm tree. Transportation and handling costs associated with the distribution of fresh fruit bunches to the customers are also included in cost of revenues.

During the three months ended January 31, 2017 and 2016, no vendors accounted for 10% or more of our purchases.

Gross Profit. For the three months ended January 31, 2017, we achieved gross profit of $194,874 as compared to $240,335 for the three months ended January 31, 2016. For the three months ended January 31, 2017, our plantation and real estate operations accounted for approximately 20% and 80% of our gross profit, respectively. For the three months ended January 31, 2016, our plantation and real estate operations accounted for approximately 10% and 90% of our gross profit, respectively. The decrease in gross profit is primarily attributable to lower rental income on our commercial properties.

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

General and Administrative Expenses (“G&A”). We incurred G&A expenses of $111,472 and $129,945 for the three months ended January 31, 2017, and 2016, respectively. The decrease in G&A expenses of $18,473 is primarily attributable to lower staff cost in fiscal 2017.

As a general matter, we expect our G&A to increase in the foreseeable future as we begin development of our real estate assets. G&A as a percentage of net revenue was approximately 34.1% and 31.5% for the three months ended January 31, 2017 and 2016, respectively.

Other (Expense) Income, net. We incurred net other expense of $215,223 for the three months ended January 31, 2017, as compared to net other expense of $227,086 for the three months ended January 31, 2016. Net other expense for the three months ended January 31, 2017 and 2016 consisted primarily of interest expense from our bank loans.

Income Tax Expense. We recorded income tax of $38,701 and $31,950 for the three months ended January 31, 2017 and 2016, respectively. Our income tax was primarily attributable to the tax effect of non-business source rental income.

Liquidity and Capital Resources

As of January 31, 2017, we had cash and cash equivalents of $385,519, as compared to $685,876 as of the same period last year. Our cash and cash equivalents decreased as a result of cash used in operation and payment of interest expenses.

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

	Three Months Ended January 31,
	2017	2016
Net cash used in operating activities	(114,737)	(70,956)
Net cash provided by (used in) investing activities	739	(12,518)
Net cash used in financing activities	(150,610)	(308,840)

Net Cash Used In Operating Activities.

For the three months ended January 31, 2017, net cash used in operating activities was $114,737, which consisted primarily of a net loss (excluding non-cash depreciation and gain on disposal of property, plant and equipment) of $50,494, a decrease in income tax payable of $54,320, and a decrease in accounts payable of $14,971.

For the three months ended January 31, 2016, net cash used in operating activities was $70,956, which consisted primarily of a net loss (excluding non-cash depreciation) of $23,420, a decrease in accrued liabilities and other payables of $51,266.

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

Net Cash Provided by (Used in) Investing Activities.

For the three months ended January 31, 2017, net cash provided by investing activities was $739, $3,847 of which was attributable to the proceeds from disposal of property, plant and equipment, offset by $2,836 addition of plantation development cost.

For the three months ended January 31, 2016, net cash used in investing activities was $12,518, $11,051 of which was attributable to the addition of plantation development costs.

We expect investing cash outflows to increase when we develop our durian plantation until the orchard matures and begins to generate revenues in 2019 at the earliest. We also expect investing cash outflows to increase due to expenditures associated with developing our residential projects.

Net Cash Used in Financing Activities.

For the three months ended January 31, 2017, net cash used in financing activities was $150,610, consisting primarily of repayments of $190,655 on outstanding bank loans, offset by advances from Weng Kung Wong, our Chief Executive Officer, Interim Chief Financial Officer and Interim Secretary and director in the amount of $43,095.

For the three months ended January 31, 2016, net cash used in financing activities was $308,840, consisting primarily of repayments to Weng Kung Wong, our Chief Executive Officer. Interim Chief Financial Officer and Interim Secretary and director, of $132,609, repayments of $175,708 on outstanding bank loans and repayments on a finance lease of $523. Advances by Mr. Wong previously made to us were made on an interest-free, unsecured basis and are repayable on demand.

Off-Balance Sheet Arrangements

We have no outstanding off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. We do not engage in trading activities involving non-exchange traded contracts.

Contractual Obligations and Commercial Commitments

We had the following contractual obligations and commercial commitments as of January 31, 2017:

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	$	$	$	$	$
Amounts due to related parties	1,371,937	108,083	1,263,854	–	–
Commercial commitments
Bank loan repayment	13,043,489	4,201,821	1,808,032	2,082,447	4,951,189
Total obligations	14,415,426	4,309,904	3,071,886	2,082,447	4,951,189

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

Accounts receivable are recorded at the invoiced amount and do not bear interest. We extend unsecured credit to our customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and determined based on managements’ assessment of known requirements, aging of receivables, payment history, the customer’s current credit worthiness and the economic environment. We will consider the allowance for doubtful accounts for any estimated losses resulting from the inability of our customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. We do not have any off-balance-sheet credit exposure related to its customers. Based upon the aforementioned criteria, we did not write off accounts receivable on uncollectible rental receivable at January 31, 2017 and October 31, 2016.

•	Property, plant and equipment

Property, plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational:

Categories	Location of properties	Expected useful life
Freehold plantation land	Oil palm and durian plantation in Malaysia	Indefinite, as per land titles
Leasehold land under development	Leasehold land in Puncak Alam, Malaysia	Remaining lease life of 88 years, as per land titles
Freehold land under development	Freehold land in Sungai Long, Cheras, Selangor, Malaysia	Indefinite, as per land titles
Freehold land and land improvement for rental purpose commercial building	Land portion of 15 storey buildings Le Apple Boutique Hotel KLCC (fka “Menara CMY”) in Kuala Lumpur, Malaysia	Indefinite, as per property titles
Building structure and improvements	Building structure of commercial buildings in Kuala Lumpur, Malaysia, including: 12 story building “Megan Avenue” and 15 story building Le Apple Boutique Hotel KLCC (fka “Menara CMY”)	33 years
Office furniture and equipment		3-10 years
Motor vehicle		5 years

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

Policy for Capitalizing Development Cost

The cost of buildings and improvements includes the purchase price of property, legal fees and other acquisition costs. Costs directly related to planning, developing, initial leasing and constructing a property are capitalized and classified as Real Estate in the consolidated balance sheets. Capitalized development costs include interest, and other direct project costs incurred during the period of development. As of January 31, 2017 and October 31, 2016, there was no such capitalized interest.

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

(a)       Plantation sales

Revenue from the sale of palm oil fruit is recognized upon confirmation of the weight of fresh fruit bunches and shipment to the customer, when there is persuasive evidence of an arrangement, delivery has occurred and risk of loss has passed, the sales price is fixed or determinable at the date of sale, and collectability is reasonably assured.

Pursuant to a 8-K filing on September 23, 2015, in order to concentrate on durian plantation, we suspended the direct operation of oil palm plantation and leased out the oil palm land to a third party, BJ Bentong Trading Company (“BJ”) under an operating lease for 30 months from September 21, 2015 to March 20, 2018. Pursuant to this tenancy agreement, the tenant is entitled to manage the plantation, harvest and sell palm oil fresh fruit bunches and receive all proceeds thereto. Rental income of $nil and $24,534 was recognized for the three months ended January 31, 2017 and 2016, respectively, and was included in revenue from plantation business.

On September 29, 2016, we entered into a letter agreement with BJ pursuant to which the parties mutually agreed to terminate the Tenancy Agreement.

We are currently directly managing our oil palm and durian plantation.

(b)       Rental income

We generally lease the units under operating leases with terms of two years or less. For the three months ended January 31, 2017 and 2016, we have recorded $271,078 and $388,215 in lease revenue, based upon our annual rental over the life of the lease under operating lease, using the straight-line method in accordance with ASC Topic 970-605, “Real Estate – General – Revenue Recognition” (“ASC Topic 970-605”).

As of January 31, 2017, the commercial buildings for lease are as follows:

Name of Commercial building	Number of units (by floor)	Footage area (square feet)	Vacancy percentage
Megan Avenue	12	19,987	67%
Le Apple Boutique Hotel KLCC (fka “Menara CMY”)	15	91,848	0%

We expect to record approximately $1.1 million in annual lease revenue under the operating lease arrangements in the next twelve months through January 31, 2018.

•	Cost of revenues

Cost of revenue on plantation sales includes material supplies, subcontracting costs and transportation costs incurred for planting, fertilizing and harvesting the oil palm tree. Transportation and handling costs associated with the distribution of fresh fruit bunches to the customers are also included in cost of revenues.

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

The reporting currency of the Company is the United States Dollars (“US$”) and the accompanying financial statements have been expressed in US$. In addition, we maintain our books and record in a local currency, Malaysian Ringgit (“MYR”) and Hong Kong Dollars (“HK$”), which is functional currency as being the primary currency of the economic environment in which the entity operates.

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

Translation of amounts from the local currency of us into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the periods ended January 31,
	2017	2016
Period-end HK$ : US$1 exchange rate	7.7579	7.7813
Period-average HK$ : US$1 exchange rate	7.7567	7.7599
Period-end MYR : US$1 exchange rate	4.4273	4.14000
Period-average MYR : US$1 exchange rate	4.4194	4.3002

•	Related parties

Parties, which can be a corporation or individual, are considered to be related if we have the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

•	Segment reporting

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with our internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. During the periods ended January 31, 2017 and 2016, we operate in two reportable operating segments in Malaysia.

•	Fair value of financial instruments

The carrying value of our financial instruments (excluding obligation under finance lease, long-term bank loans and available-for-sale marketable securities): cash and cash equivalents, accounts receivable, deposits and other receivables, amount due to a related party and other payables approximate at their fair values because of the short-term nature of these financial instruments.

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

The following table summarizes information on the fair value measurement of our financial assets as of January 31, 2017 and October 31, 2016, measured at fair value, grouped by the categories described above:

	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
As of January 31, 2017
Marketable securities, available-for-sale	$229,007	$–	$–

As of October 31, 2016
Marketable securities, available-for-sale	$279,042	$–	$–

As of January 31, 2017, we did not have any nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements, at least annually, on a recurring basis, nor did we have any assets or liabilities measured at fair value on a non-recurring basis.

Recent accounting pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In July 2015, the FASB approved a one-year deferral of the effective date of the new revenue recognition standard. The amendments in ASU 2014-09 are effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The standard permits the use of either the retrospective or cumulative effect transition method. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606), Principal versus Agent Considerations (Reporting Revenue versus Net). In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606), Identifying Performance Obligations and Licensing. In May 2016, the FASB issued ASU 2016-11, Revenue from Contracts with Customers (Topic 606) and Derivatives and Hedging (Topic 815) - Rescission of SEC Guidance Because of ASU 2014-09 and 2014-16, and ASU 2016-12, Revenue from Contracts with Customers (Topic 606) - Narrow Scope Improvements and Practical Expedients. These ASUs clarify the implementation guidance on a few narrow areas and adds some practical expedients to the guidance Topic 606. We are evaluating the effect the ASUs will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of these standards on our ongoing financial reporting.

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

We have reviewed all other recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial condition or the results of our operations.

ITEM 3     Quantitative and Qualitative Disclosures about Market Risk

Interest rate risk

Our exposure to interest rate risk primarily relates to the interest expense incurred on bank borrowings. We have not used derivative financial instruments in our investment portfolio in order to reduce this risk. We have not been exposed nor do we anticipate being exposed to material risks due to changes in interest rates.

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

Commodity price

Our primary market risk exposure results from the price we receive for our palm oil fruit bunches. We do not currently engage in any commodity hedging activities, although we may do so in the future. Realized commodity pricing for our operation is primarily driven by the prevailing worldwide price for palm oil fruit bunches. Pricing for palm oil fruit bunches has been volatile and unpredictable in recent years, and we expect this volatility to continue in the foreseeable future. The prices we receive for operation depend on many factors outside of our control, including volatility in the differences between product prices at sales points and the applicable commodity index price.

Malaysian real estate market risk

Our real estate business may be affected by market conditions and economic challenges experienced by the economy as a whole in Malaysia, conditions in the credit markets or by local economic conditions in the markets in which our properties are located. Such conditions may impact our results of operations, financial condition or ability to expand our operations.

Market risk related to marketable securities

We are also exposed to the risk of changes in the value of financial instruments, caused by fluctuations in equity prices related to marketable securities. Changes in these factors could cause fluctuations in earnings and cash flows.

ITEM 4     Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), under the supervision of and with the participation of our management, including the Chief Executive Officer and Interim Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Interim Chief Financial Officer, concluded that our disclosure controls and procedures, subject to limitations as noted below, as of January 31, 2017, and during the period prior to and including the date of this report, were effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

Subject to the foregoing disclosure, there were no changes in our internal control over financial reporting that occurred during our last fiscal quarter ended January 31, 2017, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1     Legal Proceedings

We are not a party to any legal or administrative proceedings that we believe, individually or in the aggregate, would be likely to have a material adverse effect on our financial condition or results of operations.

ITEM 1A     Risk Factors

None.

ITEM 2     Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3     Defaults upon Senior Securities

None.

ITEM 4     Mine Safety Disclosures

Not applicable.

ITEM 5     Other Information

None.

ITEM 6     Exhibits

Exhibit No.	Name of Exhibit
2.1	Articles of Exchange (1)
2.2	Share Exchange Agreement, dated December 6, 2010, by and between Home Touch Holding Company, on the one hand, and Union Hub Technology Sdn. Bhn., Wooi Khang Pua and Kok Wai Chai, on the other hand (2)
2.3	Share Exchange Agreement, dated January 26, 2009, by and between Home Touch Holding Company and Home Touch Limited (3)
3.1	Amended and Restated Articles of Incorporation (1)
3.2	Amended and Restated Bylaws (4)
4.1	Form of common stock certificate (1)
10.1	Common Stock Purchase Agreement, dated December 6, 2010, by and among Home Touch Holding Company, Home Touch Limited, Up Pride Investments Limited and Magicsuccess Investments Limited (2)
10.2	Tenancy Agreement, dated August 18, 2014, by and between PGCG Assets Holdings Sdn. Bhd. and Le Apple Boutique Hotel (KLCC) Sdn. Bhd. (5)
10.3	Letter of Appointment dated July 19, 2011, by and between Union Hub Technology Sdn. Bhd. and Weng Kung Wong (6)
10.4	Letter of Offer issued by the Bank of China (Malaysia) Berhad to PGCG Assets Holdings Sdn. Bhd. effective October 31, 2014 (7)
10.5	Offer Letter dated March 26, 2013, issued by RHB Bank Berhad with respect to four banking facilities in the aggregate principal amount of up to RM 3,452,000 (8)
10.6	Offer Letter dated March 26, 2013, issued by RHB Bank Berhad with respect to two banking facilities in the aggregate principal amount of up to RM 1,680,000 (8)
10.7	Offer Letter dated March 26, 2013, issued by RHB Bank Berhad with respect to six banking facilities in the aggregate principal amount of up to RM 4,708,000 (8)
14	Code of Business Conduct and Ethics (9)
21	List of Subsidiaries*
24	Power of Attorney*
31.1	Certification of Chief Executive Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.*
31.2	Certification of Principal Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
99.1	Charter to Compensation Committee (10)
99.2	Charter to Audit Committee (10)
99.3	Charter to Corporate Governance Committee (10)

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

Date: March 21, 2017

