Form 10-Q
period 2017-04-30
PRIME GLOBAL CAPITAL GROUP Inc
filed 2017-06-13
CIK 1462047

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2017

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

Emerging growth company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

As of June ___, 2017, the issuer had outstanding 512,682,393 shares of common stock.

i

PART I   FINANCIAL INFORMATION

ITEM 1  Financial Statements

PRIME GLOBAL CAPITAL GROUP INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	April 30, 2017	October 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$294,667	$685,876
Marketable securities, available-for-sale	250,295	279,042
Rental concession	25,349	26,231
Accounts receivable, net	137,199	137,207
Deposits and other receivables	23,597	27,763
Deferred tax assets	11,727	13,694

Total current assets	742,834	1,169,813

Rental concession, non-current	673,849	710,425
Deferred development costs	80,928	76,159
Construction in progress	261,576	270,683
Property, plant and equipment, net	41,869,545	43,584,772
TOTAL ASSETS	$43,628,732	$45,811,852

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$–	$15,778
Amount due to a related party	107,654	108,149
Rental deposits from tenants	394,591	408,329
Income tax payable	828,849	985,353
Short-term bank borrowings	3,456,619	3,576,964
Current portion of long-term bank loans	844,573	844,436
Current portion of obligation under finance lease	–	2,147
Deferred tax liabilities, current	6,084	6,558
Accrued liabilities and other payables	267,836	333,606

Total current liabilities	5,906,206	6,281,320

Long-term liabilities:
Long-term bank loans	8,804,659	9,550,320
Amount due to a director	1,671,539	1,279,196
Deferred tax liabilities	164,388	180,363
Obligation under finance lease	–	1,067

Total liabilities	16,546,792	17,292,266

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 100,000,000 shares authorized; no shares issued and outstanding	–	–
Common stock, $0.001 par value; 1,000,000,000 shares authorized; 512,682,393 shares issued and outstanding, as of April 30, 2017 and October 31, 2016	512,683	512,683
Additional paid-in capital	41,934,476	41,934,476
Accumulated other comprehensive loss	(11,905,469)	(10,918,664)
Accumulated loss	(3,273,198)	(2,846,486)
Total stockholder’s equity	27,268,492	28,682,009
Non-controlling interest	(186,552)	(162,423)

Total equity	27,081,940	28,519,586
TOTAL LIABILITIES AND EQUITY	$43,628,732	$45,811,852

See accompanying notes to condensed consolidated financial statements.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE (LOSS) INCOME

(Currency expressed in US$, except for number of shares)

(Unaudited)

	Three months ended April 30,		Six months ended April 30,
	2017	2016	2017	2016
Revenues, net:
Plantation business	$28,520	$25,912	$84,018	$50,446
Rental income	270,676	409,527	541,754	797,742
Total revenues, net	299,196	435,439	625,772	848,188

Cost of revenues	(174,648)	(122,227)	(306,350)	(294,641)

Gross profit	124,548	313,212	319,422	553,547

Operating expenses:
General and administrative	(168,058)	(141,065)	(279,530)	(271,010)

Income/(loss) from operations	(43,510)	172,147	39,892	282,537

Other (expense) income
Interest income	–	14,038	–	30,431
Interest expense	(201,135)	(252,213)	(417,565)	(495,692)
Other income	1,572	–	2,779	–
Impairment loss on available-for-sale securities	(24,759)	–	(24,759)	–

Loss before income taxes	(267,832)	(66,028)	(399,653)	(182,724)

Income tax expense	(17,394)	(50,751)	(56,095)	(82,701)

NET LOSS	(285,226)	(116,779)	$(455,748)	$(265,425)

Less: Net loss attributable to non-controlling interest	(11,940)	(1,257)	(29,036)	(14,648)

NET LOSS ATTRIBUTABLE TO THE COMPANY	$(273,286)	$(115,522)	$(426,712)	$(250,777)

Other comprehensive income (loss):
- Unrealized holding loss on available-for-sale securities	19,840	19,276	(24,759)	(49,394)
- Impairment loss on available-for-sale securities	24,759	–	24,759	–
- Foreign exchange adjustment gain (loss)	545,384	1,728,530	(986,805)	2,814,840

COMPREHENSIVE INCOME (LOSS)	$316,697	$1,632,284	$(1,413,517)	$2,514,669

Net loss per share – Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common stock outstanding – Basic and diluted	512,682,393	512,682,393	512,682,393	512,682,393

* Less than $0.01 per share

See accompanying notes to condensed consolidated financial statements.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Currency expressed in US$)

(Unaudited)

	Six months ended April 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(455,748)	$(265,425)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property, plant and equipment	241,795	256,154
Gain on disposal of property, plant and equipment	(1,207)	–
Impairment loss on available-for-sale securities	24,759	–
Changes in operating assets and liabilities:
Accounts receivable	(4,521)	(6,249)
Deposits and other receivables	3,171	17,475
Accounts payable	(14,960)	15
Rental concession	12,436	13,181
Income tax payable	(121,032)	24,829
Deferred taxation	(8,492)	(3,295)
Accrued liabilities and other payables	(62,054)	(78,583)
Net cash used in operating activities	(385,853)	(41,898)

Cash flows from investing activities:
Addition of plantation development cost	(7,195)	(24,233)
Payment on construction in progress	–	(1,032)
Decrease in time deposit	–	512,519
Proceeds from disposal of property, plant and equipment	3,844	–
Purchase of property, plant and equipment	(271)	(803)
Net cash (used in) provided by investing activities	(3,622)	486,451

Cash flows from financing activities:
Advances from (Repayment to) related parties	421,444	(290,722)
Repayments on bank loans	(388,354)	(368,124)
Payments on finance lease	(3,047)	(1,079)
Net cash provided by (used in) financing activities	30,043	(659,925)

Foreign currency translation adjustment	(31,777)	58,491
NET CHANGE IN CASH AND CASH EQUIVALENTS	(391,209)	(156,881)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	685,876	836,794

CASH AND CASH EQUIVALENTS, END OF PERIOD	$294,667	$679,913

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income tax	$185,619	$61,168
Cash paid for interest	$417,565	$495,692

See accompanying notes to condensed consolidated financial statements.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED APRIL 30, 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE–1 BASIS OF PRESENTATION

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

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended October 31, 2016. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the operating results for the periods presented have been included in the interim period. Operating result for the six months ended April 30, 2017 is not necessarily indicative of the results that may be expected for other interim periods or the year ending October 31, 2017. The condensed consolidated financial data at October 31, 2016 is derived from audited financial statements included in our Annual Report on Form 10-K for the year ended October 31, 2016, filed on February 10, 2017.

NOTE–2 ORGANIZATION AND BUSINESS BACKGROUND

Prime Global Capital Group Incorporated (formerly Home Touch Holding Company) (“PGCG” or “the Company”) was incorporated in the State of Nevada on January 26, 2009. On January 25, 2011, the Company changed its name to Prime Global Capital Group Incorporated.

Currently, the Company, through its subsidiaries, is principally engaged in the operation of oil palm an durian plantation, leasing of commercial properties and development of residential real estate properties in Malaysia.

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

FOR THE SIX MONTHS ENDED APRIL 30, 2017

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

NOTE–3 GOING CONCERN UNCERTAINTIES

The accompanying condensed consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

For the six months ended April 30, 2017, the Company reported a loss of $455,748 and working capital deficit of $5,163,372 as of April 30, 2017.

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

FOR THE SIX MONTHS ENDED APRIL 30, 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE–4 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and determined based on managements’ assessment of known requirements, aging of receivables, payment history, the customer’s current credit worthiness and the economic environment. The Company will consider the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. Based upon the aforementioned criteria, the Company did not write off accounts receivable on uncollectible rental receivable at April 30, 2017 and October 31, 2016.

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

FOR THE SIX MONTHS ENDED APRIL 30, 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

During the six months ended April 30, 2017, the Company invested in equity securities listed on Bursa Malaysia with a total cost of $265,606 and escrow funds (which invested in equity securities listed in the U.S.) with a total cost of $200,000. The Company entered into an escrow agreement with Peijin Wu Hoppe (“Hoppe”), the Company’s former director, to set up an escrow fund up to $500,000 as a reserve to indemnify Hoppe from any claim of liability until July 29, 2022, the seventh year anniversary of the termination of Director Retainer Agreement, or any mutual agreement with the Company and Hoppe. The unrealized loss representing the change in fair value of $24,759 and $49,394 was charged against accumulated other comprehensive income (loss) for the six months ended April 30, 2017 and 2016, respectively.

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

Property, plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational:

Categories	Location of properties	Expected useful life
Freehold plantation land	Oil palm and durian plantation in Malaysia	Indefinite, as per land titles
Leasehold land under development	Leasehold land in Puncak Alam, Malaysia	Remaining lease life of 88 years, as per land titles
Freehold land under development	Freehold land in Sungai Long, Cheras, Selangor, Malaysia	Indefinite, as per land titles
Freehold land and land improvement for rental purpose commercial building	Land portion of 15 storey buildings “Menara CMY” in Kuala Lumpur, Malaysia	Indefinite, as per property titles
Building structure and improvements	Building structure of commercial buildings in Kuala Lumpur, Malaysia, including: 12 story building “Megan Avenue” and 15 story building “Menara CMY”	33 years
Office furniture and equipment		3-10 years
Motor vehicle		5 years

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

FOR THE SIX MONTHS ENDED APRIL 30, 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Policy for Capitalizing Development Cost

The cost of buildings and improvements includes the purchase price of property, legal fees and other acquisition costs. Costs directly related to planning, developing, initial leasing and constructing a property are capitalized and classified as Real Estate in the consolidated balance sheets. Capitalized development costs include interest, and other direct project costs incurred during the period of development. As of April 30, 2017 and October 31, 2016, there was no such capitalized interest.

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

(a)       Plantation sales

Revenue from the sale of palm oil fruit bunches is recognized upon confirmation of the weight of fresh fruit bunches and transported to the customer, when there is persuasive evidence of an arrangement, delivery has occurred and risk of loss has passed, the sales price is fixed or determinable at the date of sale, and collectability is reasonably assured. For the three months ended April 30, 2017 and 2016, sale of palm oil fruits was $28,520 and $nil, respectively. For the six months ended April 30, 2017 and 2016, sale of palm oil fruits was $84,018 and $nil, respectively.

Pursuant to a 8-K filing on September 23, 2015, in order to concentrate on durian plantation, the Company suspended the direct operation of oil palm plantation and leased out the oil palm land to a third party, BJ Bentong Trading Company (“BJ”) under an operating lease for 30 months from September 21, 2015 to March 20, 2018. Pursuant to this tenancy agreement, the tenant is entitled to manage the plantation, harvest and sell palm oil fresh fruit bunches and receive all proceeds thereto. Rental income of $nil and $25,912 was recognized for the three months ended April 30, 2017 and 2016, respectively, and was included in revenue from plantation business. Rental income of $nil and $50,446 was recognized for the six months ended April 30, 2017 and 2016, respectively, and was included in revenue from plantation business.

On September 29, 2016, the Company and BJ entered into a letter agreement pursuant to which the parties mutually agreed to terminate the Tenancy Agreement.

The Company is currently directly managing its oil palm and durian plantation.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED APRIL 30, 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

(b)       Rental income

The Company generally leases the units under operating leases with terms of two years or less. For the six months ended April 30, 2017 and 2016, we have recorded $541,754 and $797,742 in lease revenue, based upon its annual rental over the life of the lease under operating lease, using the straight-line method in accordance with ASC Topic 970-605, “Real Estate – General – Revenue Recognition” (“ASC Topic 970-605”).

As of April 30, 2017, the commercial buildings for lease are as follows:

Name of Commercial building	Number of units (by floor)	Footage area (square feet)	Vacancy percentage
Megan Avenue	12	19,987	67%
Le Apple Boutique Hotel KLCC (fka “Menara CMY”)	15	91,848	0%

The Company expects to record approximately $1.1 million in annual lease revenue under the operating lease arrangements in the next twelve months through April 30, 2018.

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

	April 30, 2017	October 31, 2016
Rental concession:
Current portion	$25,349	$26,231
Non-current portion	673,849	710,425

Total	$699,198	$736,656

The estimated amortization on long-term rent concession in the next five years and thereafter is as follows:

Period ending April 30:
2018	$25,349
2019	25,349
2020	25,349
2021	25,349
2022	25,349
Thereafter	572,453

Total	$699,198

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED APRIL 30, 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

As of April 30, 2017, the minimum future rental receivables on the commercial properties to be collectible in the next five years and thereafter are as follows:

Period ending April 30:
2018	$1,102,315
2019	1,080,770
2020	1,080,770
2021	1,080,770
2022	1,080,770
Thereafter	22,953,681

Total	$28,379,076

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

FOR THE SIX MONTHS ENDED APRIL 30, 2017

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

The reporting currency of the Company is the United States Dollars (“US$”) and the accompanying financial statements have been expressed in US$. In addition, the Company maintains its books and record in a local currency, Malaysian Ringgit (“MYR”) an Hong Kong Dollars (“HK$”), which is functional currency as being the primary currency of the economic environment in which the entity operates.

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

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the period ended April 30,
	2017	2016
Period-end HK$ : US$1 exchange rate	7.77748	7.75634
Period-average HK$ : US$1 exchange rate	7.76138	7.76286
Period-end MYR : US$1 exchange rate	4.33950	3.91400
Period-average MYR : US$1 exchange rate	4.42268	4.17278

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED APRIL 30, 2017

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

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. During the period ended April 30, 2017 and 2016, the Company operates in two reportable operating segments in Malaysia.

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

The following table summarizes information on the fair value measurement of the Company’s financial assets as of April 30, 2017 and October 31, 2016, measured at fair value, grouped by the categories described above:

	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
As of April 30, 2017
Marketable securities, available-for-sale	$250,295	$–	$–

As of October 31, 2016
Marketable securities, available-for-sale	$279,042	$–	$–

As of April 30, 2017, the Company did not have any nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements, at least annually, on a recurring basis, nor did the Company have any assets or liabilities measured at fair value on a non-recurring basis.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED APRIL 30, 2017

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

NOTE–5 PROPERTY, PLANT AND EQUIPMENT

	April 30, 2017	October 31, 2016
Freehold plantation land	$7,845,805	$7,845,805
Leasehold land under development	4,276,764	4,276,764
Freehold land under development	18,091,173	18,091,173
Freehold land and land improvement for rental purpose commercial building	15,191,123	15,191,123
Building structure and improvements	15,857,410	15,857,410
Office furniture, fixture and equipment	126,231	125,959
Motor vehicles	162,505	173,811
Foreign translation difference	(17,542,619)	(16,009,829)
	44,008,392	45,552,216
Less: accumulated depreciation	(2,699,568)	(2,457,773)
Less: foreign translation difference	560,721	490,329
	41,869,545	$43,584,772

Depreciation expense for the three months ended April 30, 2017 and 2016 was $120,560 and $130,928, respectively.

Depreciation expense for the six months ended April 30, 2017 and 2016 was $241,795 and $256,154, respectively.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED APRIL 30, 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

As of April 30, 2017 and October 31, 2016, the Company has one motor vehicle under finance lease with a carrying value of $nil and $3,378, respectively.

Both commercial buildings in Kuala Lumpur, Malaysia are pledged against the bank loans (note 7 and 8).

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

During the course of the Company’s strategic review of its operations, the Company assessed the recoverability of the carrying value of its property, plant and equipment. The impairment charge, if any, represented the excess of carrying amounts of the Company’s property, plant and equipment over the fair values of the assets. The Company believes that there was no impairment of its property, plant and equipment as of April 30, 2017.

NOTE–6 AMOUNTS DUE TO RELATED PARTIES

	April 30, 2017	October 31, 2016
Current portion:
Amount due to a related party, which were unsecured, interest-free and repayable on demand,
Mr. Chai Kok Wai, a director of UHT	$107,654	$–
Mr. Pua Woi Khang, a former director of UHT	–	108,149
Non-current portion:
Amount due to a related party, where was unsecured, interest-free and not expected to be repaid in the next twelve months
Mr. Weng Kung Wong, the Company’s director	$1,671,539	$1,279,196

During the period ended April 30, 2017, the related party loan to Mr. Pua Wooi Khang was re-assigned to Mr. Chai Kok Wai, a director of UHT because Mr. Pua Wooi Khang was no longer a director of UHT.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED APRIL 30, 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE–7 BANK LOANS

	April 30, 2017	October 31, 2016
Bank loans from financial institutions in Malaysia
Bank of China (Malaysia) Berhad	$7,573,393	$8,213,970
RHB Bank Berhad	2,075,839	2,180,786
	9,649,232	10,394,756
Less: current portion	(844,573)	(844,436)
Bank loans, net of current portion	$8,804,659	$9,550,320

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

The loan from Bank of China (Malaysia) Berhad is secured by the first party charge over 15-story commercial office building Le Apple Boutique Hotel KLCC (fka Menara CMY”) in Kuala Lumpur, Malaysia, deed of assignment of rental proceeds over the rights and interest to the rental of the 15-story commercial office building and is personally guaranteed by the director and chief executive officer of the Company, Mr. Weng Kung Wong and a subsidiary of the Company, UHT. The loan is also secured by a debenture incorporating fixed and floating charge for RM55 million plus interest thereon over the assets of PGCG Assets. The cost of funds was 7.6% per annum for the period ended April 30, 2017.

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

The loan is secured by the 12-story commercial office building “Megan Avenue” in Kuala Lumpur, Malaysia and is personally guaranteed by the director and chief executive officer of the Company, Mr. Weng Kung Wong and a director of the Company’s subsidiary, Mr. Kok Wai Chai and a subsidiary of the Company, UHT. The cost of funds was 4.95% for the periods ended April 30, 2017.

As of April 30, 2017, the minimum future payments of the aggregate bank borrowings in the next five years and thereafter are as follows:

Period ending April 30:
2018	$844,573
2019	905,343
2020	970,675
2021	1,043,298
2022	1,119,867
Thereafter	4,765,476

Total:	$9,649,232

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED APRIL 30, 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE–8 SHORT-TERM BANK BORROWINGS

The revolving line of credit was granted concurrent with the term loans and pursuant to the same facility letter by Bank of China (Malaysia) Berhad to the Company, which provided for up to RM15,000,000 (equal to $3,388,047) for its working capital purpose. The line bears interest at an annual rate of 1.5% above the bank’s cost of funds on a daily basis. The line is repayable on demand or at rollover options of 1, 3, 6 & 12 months. The effective interest rate was 4.98% per annum for the period ended April 30, 2017.

NOTE–9 INCOME TAXES

The local (United States) and foreign components of loss before income taxes were comprised of the following:

	Six months ended April 30,
	2017	2016
Tax jurisdictions from:
– Local	$(96,815)	$(65,451)
– Foreign, representing:
Malaysia	(302,838)	(117,273)
Hong Kong	–	–
Loss before income taxes	$(399,653)	$(182,724)

Provision for income taxes consisted of the following:

	Six months ended April 30,
	2017	2016
Current:
– Local	$–	$–
– Foreign, representing:
BVI	–	–
Malaysia	64,587	85,996
Hong Kong	–	–

Deferred:
– Local	–	–
– Foreign	(8,492)	(3,295)
Income tax expense	$56,095	$82,701

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED APRIL 30, 2017

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

United States of America

PGCG is registered in the State of Nevada and is subject to United States of America tax law. As of April 30, 2017 and October 31, 2016, the operations in the United States of America incurred $768,494 and $646,189, respectively, of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2031 , if unutilized. The Company has provided for a full valuation allowance of $260,051 (October 31, 2016: $226,166) against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The Company has adopted ASC 740-10 “Accounting for Income Taxes” and recorded a liability for an uncertain income tax position, tax penalties and any imputed interest thereon. The amount, recorded as an obligation, is $135,000 at April 30, 2017 and October 31, 2016 (included in accrued liabilities and other payables) in respect of potential tax penalty of the late filing of IRS return and, if recognized, will affect the Company’s effective tax rate.

British Virgin Islands

Under the current BVI law, the Company’s subsidiaries are not subject to tax on income. No provision for income tax is required due to operating loss incurred.

Hong Kong

Max Trend is subject to Hong Kong Profits Tax, which is charged at the statutory income rate of 16.5% on its assessable income. No provision for income tax is required due to operating loss incurred. As of April 30, 2017 and October 31, 2016, the Company has provided for a full valuation allowance against the deferred tax assets of $1,065 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Malaysia

All of the Company’s subsidiaries operating in Malaysia subject to the Malaysia Corporate Tax Laws at a progressive income tax rate starting from 19% on the assessable income for its tax year (for company with paid up capital not more than RM2.5 million and on the first RM 500,000 income) and 24% (on all income for Company with paid up capital more than RM2.5 million and on the remaining balance of income after the first RM500,000 income charged at 20% for Company with paid up capital not more than RM2.5 million) on the assessable income for its tax year. Any unutilized losses can be carried forward indefinitely to be utilized against income from any business source. As of April 30, 2017 and October 31, 2016, the Company has provided for a full valuation allowance against the deferred tax assets of and $227,187 and $221,223, respectively, on the expected future tax benefits from the net operating loss carry forwards as the management believes it is not likely that these assets will be realized in the future.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED APRIL 30, 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

A reconciliation of loss before income taxes to the effective tax rate as follows:

	Six months ended April 30,
	2017	2016

Loss before income taxes	$(302,838)	(117,273)
Statutory income tax rate	24%	25%
Income tax at statutory tax rate	(72,681)	(29,318)
Tax effect of non-deductible expenses	75,231	21,787
Tax effect of non-taxable income	(70)	–
Tax effect of different tax rate	826	2,062
Tax effect of non-business source rental income	39,634	78,921
Net operating loss	13,155	9,249
Income tax expense	$56,095	82,701

During fiscals 2017 and 2016, the Company revisited the facts and circumstances and determined that rental income at “Megan Avenue” and “Menara CMY” should be more appropriately taxed as a non-business source under Section 4(d) of the Income Tax Act.

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of April 30, 2017 and October 31, 2016:

	April 30, 2017	October 31, 2016
Deferred tax assets:
Capital loss	$11,550	$10,055
Accrued interest expenses	11,727	13,694
Net operating loss carryforwards:
- United States of America	260,051	226,166
- Malaysia	227,187	221,223
- Hong Kong	1,065	1,065
Total deferred tax assets	511,580	472,203
Less: valuation allowance	(499,853)	(458,509)
Deferred tax assets	$11,727	$13,694

Deferred tax liabilities, current
Rent concession	$6,084	$6,558

Deferred tax liabilities, non-current
Property, plant and equipment	2,664	2,757
Rent concession	161,724	177,606
	$164,388	$180,363

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED APRIL 30, 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE–10 STOCKHOLDERS’ EQUITY

As of April 30, 2017 and October 31, 2016, the number of shares of the Company’s common stock issued and outstanding is 512,682,393 shares. There are no shares of preferred stock issued and outstanding.

NOTE–11 SEGMENT INFORMATION

(a)	Business segment reporting

The Company currently operates two reportable business segments, as defined by ASC Topic 280:

•	Plantation business –oil palm and durian plantation in Malaysia
•	Real estate business – acquisition and development of commercial and residential real estate properties in Malaysia

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 4). Summarized financial information concerning the Company’s reportable segments is shown as below:

	Three months ended April 30, 2017
	Plantation Business	Real Estate Business	Corporate	Total

Revenues from external customer	$28,520	$276,735	$–	$305,255
Inter-segment revenue	–	(6,059)	–	(6,059)
Revenues, net	28,520	270,676	–	299,196
Cost of revenues	(14,765)	(159,883)	–	(174,648)
Gross profit	13,755	110,793	–	124,548
Depreciation	2,207	116,593	1,760	120,560
Net loss	(16,658)	(36,518)	(232,050)	(285,226)
Total assets	5,760,574	37,561,503	306,655	43,628,732
Expenditure for long-lived assets	$–	$–	$–	$–

	Three months ended April 30, 2016
	Plantation Business	Real Estate Business	Corporate	Total

Revenues	$25,912	$416,145	$–	$442,057
Inter-segment revenue	–	(6,618)	–	(6,618)
Revenues, net	25,912	409,527	–	435,439
Cost of revenues	–	(122,227)	–	(122,227)
Gross profit	25,912	287,300	–	313,212
Depreciation	516	127,328	3,084	130,928
Net loss	(4,278)	(27,648)	(84,853)	(116,779)
Total assets	6,393,044	43,643,935	520,163	50,557,142
Expenditure for long-lived assets	$14	$354	$–	$368

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED APRIL 30, 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Six months ended April 30, 2017
	Plantation Business	Real Estate Business	Corporate	Total

Revenues from external customer	$84,018	$553,882	$–	$637,900
Inter-segment revenue	–	(12,128)	–	(12,128)
Revenues, net	84,018	541,754	–	625,772
Cost of revenues	(31,779)	(274,571)	–	(306,350)
Gross profit	52,239	267,183	–	319,422
Depreciation	4,416	233,359	4,020	241,795
Net loss	(3,175)	(220,611)	(231,962)	(455,748)
Total assets	5,760,574	37,561,503	306,655	43,628,732
Expenditure for long-lived assets	$271	$–	$–	$271

	Six months ended April 30, 2016
	Plantation Business	Real Estate Business	Corporate	Total

Revenues	$50,446	$810,597	$–	$861,043
Inter-segment revenue	–	(12,855)	–	(12,855)
Revenues, net	50,446	797,742	–	848,188
Cost of revenues	–	(294,641)	–	(294,641)
Gross profit	50,446	503,101	–	553,547
Depreciation	976	247,323	7,855	256,154
Net income (loss)	3,312	(98,540)	(170,197)	(265,425)
Total assets	6,393,044	43,643,935	520,163	50,557,142
Expenditure for long-lived assets	$479	$1,356	$–	$1,835

All long-lived assets are located in Malaysia.

NOTE–12 CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)       Major customers

For the three and six months ended April 30, 2017 and 2016, the customers who accounted for 10% or more of the Company’s revenues is presented as follows:

		Three months ended April 30, 2017		April 30, 2017
	Business segment	Revenues	Percentage of revenues	Trade accounts receivable

Customer A	Real estate	$264,914	89%	$101,394
Customer B	Plantation Business	28,520	10%	6,469
		$293,434	99%	$107,863

		Three months ended April 30, 2016		April 30, 2016
	Business segment	Revenues	Percentage of revenues	Trade accounts receivable

Customer A	Real estate	$400,351	92%	$112,417

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED APRIL 30, 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

		Six months ended April 30, 2017		April 30, 2017
	Business segment	Revenues	Percentage of revenues	Trade accounts receivable

Customer A	Real estate	$530,222	85%	$101,394
Customer B	Plantation Business	84,018	13%	6,469
		$614,240	98%	$107,863

		Six months ended April 30, 2016		April 30, 2016
	Business segment	Revenues	Percentage of revenues	Trade accounts receivable

Customer A	Real estate	$777,659	92%	$112,417

All customers are located in Malaysia.

(b)       Major vendors

For the three and six months ended April 30, 2017 and 2016, no vendor accounted for 10% or more of the Company’s purchases.

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

(e)       Exchange rate risk

The reporting currency of the Company is US$. To date the majority of the revenues and costs are denominated in MYR, and a significant portion of the assets and liabilities are denominated in MYR. As a result, the Company is exposed to foreign exchange risk as its revenues and results of operations may be affected by fluctuations in the exchange rate between US$ and MYR. If MYR depreciates against US$, the value of MYR revenues and assets as expressed in US$ financial statements will decline. The Company does not hold any derivative or other financial instruments that expose to substantial foreign exchange risk.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED APRIL 30, 2017

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

(h)        Market risk related to marketable securities

The Company is also exposed to the risk of changes in the value of financial instruments, caused by fluctuations in equity prices related to marketable securities. Changes in these factors could cause fluctuations in earnings and cash flows.

NOTE–13 COMMITMENTS AND CONTINGENCIES

(a) Operating lease commitment

As of April 30, 2017, the Company occupied its own building premises and has no future minimum rental payments due under various operating leases in the next twelve months.

(b)       Capital commitment

As of April 30, 2017, the Company does not have any significant capital commitments.

NOTE–14 SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after April 30, 2017 up through the filing date of these condensed consolidated financial statements. During the period, the Company did not have any material recognizable subsequent events.

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

Overview

During the six months ended April 30, 2017, we operated in two business segments: (i) our oil palm and durian plantation business; and (ii) our real estate business. Our oil palm and durian plantation business is operated through Virtual Setup Sdn. Bhd., or VSSB, and our real estate business is primarily operated through PGCG Assets Holdings Sdn. Bhd., or PGCG Assets, and Dunford Corporation Sdn Bhd. Our primary assets are:

•	Oil palm and durian plantation in Malaysia which is operated through VSSB;
•	21.8921 hectares (54.10 acres) of vacant development land located in Selangor, Malaysia, which is subject to a 99-year leasehold, expiring July 30, 2100;
•	two parcels of undeveloped land located in Selangor, Malaysia aggregating approximately 31 acres;
•	15 story commercial building located at Geran 10010, Lot 238 Section 43, Town and District of Kuala Lumpur, Wilayah Persekutuan, Kuala Lumpur, Malaysia; and
•	12 story commercial building located at Megan Avenue 1, No. 189, Jalan Tun Razak, 50400 Kuala Lumpur, Malaysia.

The following table sets forth certain operational data for the six months ended April 30, 2017:

	Six months ended April 30, 2017
	Plantation Business	Real Estate Business	Corporate	Total

Revenues from external customer	$84,018	$553,882	$–	$637,900
Inter-segment revenue	–	(12,128)	–	(12,128)
Revenues, net	84,018	541,754	–	625,772
Cost of revenues	(31,779)	(274,571)	–	(306,350)
Gross profit	52,239	267,183	–	319,422
Depreciation	4,416	233,359	4,020	241,795
Net loss	(3,175)	(220,611)	(231,962)	(455,748)
Total assets	5,760,574	37,561,503	306,655	43,628,732
Expenditure for long-lived assets	$271	$–	$–	$271

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

We are focused on the maintenance and operation of our oil palm plantation in Malaysia. We believe that the value of our oil palm plantation has increased since its acquisition, and while we have not pursued any discussions or received any formal offers regarding the sale of our plantation, we may consider sales offers in the future if a sale would maximize return to our investors.

We commenced planting premium durian, of the “Musang King” variety, in the first quarter of calendar year 2014. As of the date of this report, we have replanted 300 acres of our oil palm plantation with premium durian trees. We plant an average of 35 trees per acre and anticipate an average production of 50 grade A fruits per tree for each of the two harvesting seasons per year.

We have used the latest planting technology in 2016, which we hope will reduce the maturity time of the durian tree from 5 years to 3 years. All the durian trees planted on the 130  acres will begin to bear fruit by 2019 at the latest. Accordingly, we do not expect revenue from our durian orchard until calendar year 2019. At this time, we do not expect our durian orchard to exceed 300 acres in the near future.

Challenges From Our Real Estate Operations

Commercial Buildings

We generate rental income from our 12 story and 15 story commercial properties and anticipate generating income from the sale of developed properties. As of April 30, 2017, 2 of the 12 stories of our 12 story building have been leased to tenants at market rates. We are actively attempting to lease our 8 vacant units. We occupy the remaining two stories as our corporate headquarters.

Our 15 story building is fully leased to Le Apple Boutique Hotel KLCC which operates a boutique hotel on the premises. The Rental Agreement has an initial term of one (1) year commencing December 1, 2013 and expiring November 30, 2014. Provided that there are no existing breaches by Le Apple Boutique Hotel KLCC, we will be required to renew the lease for additional one-year terms up to twenty nine years, for a maximum aggregate term of thirty years. Our current monthly rate is RM400,000 (approximately $92,177), which rate is increased every three years by 5% to 10% or to the then prevailing market rate, whichever is lower. Our current rate represents a decrease from our initial rental rate of RM500,000 due to unfavorable market conditions.

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

We believe that we will require approximately RM5 to RM10 million in the aggregate to market, promote and complete construction of each phase of our Shah Alam 2 Eco Residential Development Project.

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

Results of Operations

The following table sets forth certain operational data for the three months ended April 30, 2017, compared to the three months ended April 30, 2016:

	Three months ended April 30,
	2017	2016
Revenues, net:	$299,196	$435,439
Plantation business	28,520	25,912
Real estate	270,676	409,527
Total cost of revenues	(174,648)	(122,227)
Gross profit	124,548	313,212
General and administrative	(168,058)	(141,065)
(Loss) income from operations	(43,510)	172,147
Other expense, net	(224,322)	(238,175)
Loss before income taxes	(267,832)	(66,028)
Income tax expense	(17,394)	(50,751)
NET LOSS	(285,226)	(116,779)
COMPREHENSIVE INCOME	$316,697	$1,632,284

Comparison of the three months ended April 30, 2017 and April 30, 2016

Net Revenue. We generated net revenue of $299,196 and $435,439 for the three months ended April 30, 2017 and 2016, respectively. The decrease in net revenue for the quarter ended April 30, 2017 is primarily attributable to a significant decrease in our rental revenue from our commercial properties, which was offset by an increase in our plantation revenue. The decrease in our real estate revenue is attributable to the decrease in rental income from both the twelve story and fifteen story buildings. Effective from September 1, 2016, our current monthly rate on Le Apple Boutique Hotel KLCC is RM400,000 (approximately $92,177), representing a decrease from our initial rental rate of RM500,000 due to unfavorable market conditions.

In the quarter ended April 30, 2016, we contracted out the management and operation of our oil palm plantation and earned rental income of $25,912. We terminated this arrangement in September 2016, and are currently managing our plantation and earned $28,520 from sale of palm oil fruits in the quarter ended April 30, 2017.

For the three months ended April 30, 2017, our plantation and real estate businesses accounted for approximately 9.5% and 90.5% of our net revenue, respectively. For the three months ended April 30, 2016, our plantation and real estate businesses accounted for approximately 6.0% and 94.0% of our net revenue, respectively.

During the three months ended April 30, 2017, and 2016, the following customers accounted for 10% or more of our total net revenues:

		Three months ended April 30, 2017		April 30, 2017
	Business segment	Revenues	Percentage of revenues	Trade accounts receivable

Le Apple Boutique Hotel (KLCC) Sdn. Bhd	Real estate	$264,914	89%	$101,394
Lim Joo Soon Enterprise	Plantation Business	28,520	10%	6,469
		$293,434	99%	$107,863

		Three months ended April 30, 2016		April 30, 2016
	Business segment	Revenues	Percentage of revenues	Trade accounts receivable

Le Apple Boutique Hotel (KLCC) Sdn. Bhd	Real estate	$400,351	92%	$112,417

All of our customers are located in Malaysia.

Cost of Revenue. For the three-month period ended April 30, 2017, our cost of revenue as a percentage of net revenue was approximately 58.4% as compared to 28.1% for the same period ended April 30, 2016. Cost of plantation and real estate as a percentage of their respective net revenue was approximately 51.8% and 59.1%, respectively, for the quarter ended April 30, 2017. For the three months ended April 30, 2016, no cost of revenue was incurred on our plantation business, while cost of real estate revenue accounted for approximately 29.8% of the respective net revenue. Cost of revenue of our oil palm consists of costs such as material supplies, subcontracting costs incurred for planting, fertilizing and harvesting the oil palm tree. Transportation and handling costs associated with the distribution of fresh fruit bunches to the customers are also included in cost of revenues.

For the three months ended April 30, 2017 and 2016, no vendor accounted for 10% or more of our purchases.

Gross Profit. For the three months ended April 30, 2017, we achieved gross profit of $124,548 as compared to $313,212 for the three months ended April 30, 2016. For the three months ended April 30, 2017, our plantation and real estate operations accounted for approximately 11% and 89% of our gross profit, respectively. For the three months ended April 30, 2016, our plantation and real estate operations accounted for approximately 8.3% and 91.7% of our gross profit, respectively. The decrease in our real estate gross profit is primarily attributable to lower rental income on our commercial properties.

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

General and Administrative Expenses (“G&A”). We incurred G&A expenses of $168,058 and $141,065 for the three months ended April 30, 2017, and 2016, respectively. The increase in G&A expenses of $26,993 is primarily attributable to increase in professional fees.

As a general matter, we expect our G&A to increase in the foreseeable future as we begin development of our real estate assets. G&A as a percentage of net revenue was approximately 56.2% and 32.4% for the three months ended April 30, 2017 and 2016, respectively.

Other Expense, net. We incurred net other expense of $224,322 for the three months ended April 30, 2017, as compared to net other expense of $238,175 for the three months ended April 30, 2016. Net other expense for the three months ended April 30, 2017 and 2016 consisted primarily of interest expense from our bank loans.

Income Tax Expense. We recorded income tax of $17,394 and $50,751 for the three months ended April 30, 2017 and 2016, respectively. Our income tax was primarily attributable to the tax effect of non-business source rental income.

Comparison of the six months ended April 30, 2017, and April 30, 2016

The following table sets forth certain operational data for the six months ended April 30, 2017, compared to the six months ended April 30, 2016:

	Six months ended April 30,
	2017	2016
Revenues, net:	$625,772	$848,188
Plantation business	84,018	50,446
Real estate	541,754	797,742
Total cost of revenues	(306,350)	(294,641)
Gross profit	319,422	553,547
General and administrative	(279,530)	(271,010)
Income from operations	39,892	282,537
Other expense, net	(439,545)	(465,261)
Loss before income taxes	(399,653)	(182,724)
Income tax expense	(56,095)	(82,701)
NET LOSS	$(455,748)	$(265,425)

Net Revenue. We generated net revenue of $625,772 and $848,188 for the six months ended April 30, 2017, and 2016, respectively. The decrease in net revenue is primarily attributable to a significant decrease in rental income, which was offset by an increase in our plantation income. Effective from September 1, 2016, our current monthly rate on Le Apple Boutique Hotel KLCC is RM400,000 (approximately $92,177), representing a decrease from our initial rental rate of RM500,000 due to unfavorable market conditions.

For the six month period ended April 30, 2016, we contracted out the management and operation of our oil palm plantation and earned rental income of $50,446. We terminated this arrangement in September 2016, and are currently managing our plantation and earned $84,018 from sale of palm oil fruits in the six months ended April 30, 2017.

For the six months ended April 30, 2017, our plantation and real estate businesses accounted for approximately 13.4% and 86.6% of our net revenue, respectively. For the six months ended April 30, 2016, our plantation and real estate businesses accounted for approximately 5.9% and 94.1% of our net revenue, respectively.

For the six months ended April 30, 2017 and 2016, the customers who accounted for 10% or more of the Company’s revenues are presented as follows:

		Six months ended April 30, 2017		April 30, 2017
	Business segment	Revenues	Percentage of revenues	Trade accounts receivable

Le Apple Boutique Hotel (KLCC) Sdn. Bhd	Real estate	$530,222	85%	$101,394
Lim Joo Soon Enterpise	Plantation Business	84,018	13%	6,469
		$614,240	98%	$107,863

		Six months ended April 30, 2016		April 30, 2016
	Business segment	Revenues	Percentage of revenues	Trade accounts receivable

Le Apple Boutique Hotel (KLCC) Sdn. Bhd	Real estate	$777,659	92%	$112,417

All customers are located in Malaysia.

Cost of Revenue. For the six months ended April 30, 2017, our cost of revenue as a percentage of net revenue was approximately 49.0% with our plantation and real estate businesses accounting for 10.4% and 89.6% of the cost of revenue. For the six months ended April 30, 2016, our cost of revenue as a percentage of net revenue was approximately 34.7% with our real estate business accounting for 100% of the cost of revenue. Cost of real estate revenue in 2017 and 2016 primarily consisted of land taxes, maintenance and depreciation of the leased properties of our real estate. Cost of plantation revenue in 2017 and 2016 consisted primarily of the costs related to the oil palm business such as material supplies, subcontracting costs and transportation costs incurred for planting, fertilizing and harvesting the oil palm tree. Shipping and handling costs associated with the distribution of fresh fruit bunches to the customers are also included in cost of revenues. The increase in cost of revenue is primarily attributable to the increase in plantation cost of revenue arising from our direct operation of the plantation.

For the six months ended April 30, 2017 and 2016, no vendor accounted for 10% or more of the Company’s purchases.

We expect our cost of revenue attributable to our real estate businesses to continue to increase as our real estate business continues to develop. We expect our cost of revenue attributable to our plantation business to stabilize absent acquisitions or other expansions of our plantation business.

Gross Profit. For the six months ended April 30, 2017, we achieved gross profit of $319,422 as compared to $553,547 for the same period ended April 30, 2016. As of April 30, 2017, our plantation and real estate businesses accounted for approximately 16.4% and 83.6%, respectively, of our gross profit. For the six months ended April 30, 2016, our plantation and real estate operations accounted for approximately 9.1% and 90.9% of our gross profit, respectively. The decrease in overall gross profit is primarily attributable to lower rental income on our commercial properties..

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

General and Administrative Expenses (“G&A”). We incurred G&A expenses of $279,530 and $271,010 for the six months ended April 30, 2017 and 2016, respectively.

As a general matter, we expect our G&A to increase in the foreseeable future as we begin development of our real estate assets. G&A as a percentage of net revenue was approximately 44.7% and 32.0% for the six months ended April 30, 2017 and 2016, respectively.

Other Expense, net. We incurred net other expense of $439,545 for the six months ended April 30, 2017, as compared to net other expense of $465,261 for the same period ended April 30, 2016. Net other expense for the six months ended April 30, 2017 and 2016 consisted primarily of interest expense from our bank loans.

Income Tax Expense. We recorded income tax expense of $56,095 and $82,701 for the six months ended April 30, 2017 and 2016, respectively. The decrease is primarily attributable to tax effect of non-business source rental income.

Liquidity and Capital Resources

As of April 30, 2017, we had cash and cash equivalents of $294,667, as compared to $679,913 as of the same period last year. Our cash and cash equivalents decreased as a result of cash used in operation.

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

	Six months ended April 30,
	2017	2016
Net cash used in operating activities	(385,853)	(41,898)
Net cash (used in) provided by investing activities	(3,622)	486,451
Net cash provided by (used in) financing activities	30,043	(659,925)

Net Cash Used In Operating Activities.

For the six months ended April 30, 2017, net cash used in operating activities was $385,853, which consisted primarily of a net loss (excluding non-cash depreciation and gain on disposal of property, plant and equipment) of $215,160, a decrease in income tax payable of $121,032, a decrease in accrued liabilities and other payables of $62,054 and a decrease in accounts payable of $14,960, offset by a decrease in rental concession of $12,436.

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

Net Cash (Used in) Provided by Investing Activities.

For the six months ended April 30, 2017, net cash used in investing activities was $3,622, consisting of $7,195 of plantation development construction costs offset by $3,844 of proceeds from the disposal of property, plant and equipment.

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

Net Cash Provided by (Used in) Financing Activities.

For the six months ended April 30, 2017, net cash provided by financing activities was $30,043, consisting primarily of advances of $421,444 from Weng Kung Wong, our Chief Executive Officer, Interim Chief Financial Officer and Interim Secretary and director, offset by repayments of $388,354 on outstanding bank loans.

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

Contractual Obligations and Commercial Commitments

We had the following contractual obligations and commercial commitments as of April 30, 2017:

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	$	$	$	$	$
Amounts due to related parties	1,779,193	107,654	1,671,539	–	–
Commercial commitments
Bank loan repayment	13,105,851	4,301,192	1,876,018	2,163,165	4,765,476
Total obligations	14,885,044	4,408,846	3,547,557	2,163,165	4,765,476

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

Accounts receivable are recorded at the invoiced amount and do not bear interest. We extend unsecured credit to our customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and determined based on managements’ assessment of known requirements, aging of receivables, payment history, the customer’s current credit worthiness and the economic environment. We will consider the allowance for doubtful accounts for any estimated losses resulting from the inability of our customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. We do not have any off-balance-sheet credit exposure related to our customers. Based upon the aforementioned criteria, we did not write off accounts receivable on uncollectible rental receivable at April 30, 2017 and October 31, 2016.

•	Property, plant and equipment

Property, plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational:

Categories	Location of properties	Expected useful life
Freehold plantation land	Oil palm and durian plantation in Malaysia	Indefinite, as per land titles
Leasehold land under development	Leasehold land in Puncak Alam, Malaysia	Remaining lease life of 88 years, as per land titles
Freehold land under development	Freehold land in Sungai Long, Cheras, Selangor, Malaysia	Indefinite, as per land titles
Freehold land and land improvement for rental purpose commercial building	Land portion of 15 storey buildings “Menara CMY” in Kuala Lumpur, Malaysia	Indefinite, as per property titles
Building structure and improvements	Building structure of commercial buildings in Kuala Lumpur, Malaysia, including: 12 story building “Megan Avenue” and 15 story building “Menara CMY”	33 years
Office furniture and equipment		3-10 years
Motor vehicle		5 years

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

Policy for Capitalizing Development Cost

The cost of buildings and improvements includes the purchase price of property, legal fees and other acquisition costs. Costs directly related to planning, developing, initial leasing and constructing a property are capitalized and classified as Real Estate in the consolidated balance sheets. Capitalized development costs include interest, and other direct project costs incurred during the period of development. As of April 30, 2017 and October 31, 2016, there was no such capitalized interest.

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

(a)       Plantation sales

Revenue from the sale of palm oil fruit bunches is recognized upon confirmation of the weight of fresh fruit bunches and transported to the customer, when there is persuasive evidence of an arrangement, delivery has occurred and risk of loss has passed, the sales price is fixed or determinable at the date of sale, and collectability is reasonably assured. For the three months ended April 30, 2017 and 2016, sale of palm oil fruits was $28,520 and $nil, respectively. For the six months ended April 30, 2017 and 2016, sale of palm oil fruits was $84,018 and $nil, respectively.

Pursuant to a 8-K filing on September 23, 2015, in order to concentrate on durian plantation, we suspended the direct operation of oil palm plantation and leased out the oil palm land to a third party, BJ Bentong Trading Company (“BJ”) under an operating lease for 30 months from September 21, 2015 to March 20, 2018. Pursuant to this tenancy agreement, the tenant is entitled to manage the plantation, harvest and sell palm oil fresh fruit bunches and receive all proceeds thereto. Rental income of $nil and $25,912 was recognized for the three months ended April 30, 2017 and 2016, respectively, and was included in revenue from plantation business. Rental income of $nil and $50,446 was recognized for the six months ended April 30, 2017 and 2016, respectively, and was included in revenue from plantation business.

On September 29, 2016, we entered into a letter agreement with BJ pursuant to which the parties mutually agreed to terminate the Tenancy Agreement.

We are currently directly managing our oil palm and durian plantation.

(b)       Rental income

We generally lease the units under operating leases with terms of two years or less. For the six months ended April 30, 2017 and 2016, we have recorded $541,754 and $797,742 in lease revenue, based upon our annual rental over the life of the lease under operating lease, using the straight-line method in accordance with ASC Topic 970-605, “Real Estate – General – Revenue Recognition” (“ASC Topic 970-605”).

As of April 30, 2017, the commercial buildings for lease are as follows:

Name of Commercial building	Number of units (by floor)	Footage area (square feet)	Vacancy percentage
Megan Avenue	12	19,987	67%
Le Apple Boutique Hotel KLCC (fka “Menara CMY”)	15	91,848	0%

We expect to record approximately $1.1 million in annual lease revenue under the operating lease arrangements in the next twelve months through April 30, 2018.

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

We conduct major businesses in Malaysia and are subject to tax in its own jurisdiction. As a result of our business activities, we will file separate tax returns that are subject to examination by the local and foreign tax authorities.

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

The reporting currency of the Company is the United States Dollars (“US$”) and the accompanying financial statements have been expressed in US$. In addition, we maintain our books and record in a local currency, Malaysian Ringgit (“MYR”), and Hong Kong Dollars (“HK$”), which is functional currency as being the primary currency of the economic environment in which the entity operates.

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

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the period ended April 30,
	2017	2016
Period-end HK$ : US$1 exchange rate	7.77748	7.75634
Period-average HK$ : US$1 exchange rate	7.76138	7.76286
Period-end MYR : US$1 exchange rate	4.33950	3.91400
Period-average MYR : US$1 exchange rate	4.42268	4.17278

•	Related parties

Parties, which can be a corporation or individual, are considered to be related if we have the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

•	Segment reporting

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with our internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. During the period ended April 30, 2017 and 2016, we operate in two reportable operating segments in Malaysia.

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

Management believes, based on the current market prices or interest rates for similar debt instruments, the fair value of our obligation under finance lease and long-term bank loans approximates the carrying amount.

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

The following table summarizes information on the fair value measurement of our financial assets as of April 30, 2017 and October 31, 2016, measured at fair value, grouped by the categories described above:

	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
As of April 30, 2017
Marketable securities, available-for-sale	$250,295	$–	$–

As of October 31, 2016
Marketable securities, available-for-sale	$279,042	$–	$–

As of April 30, 2017, we did not have any nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements, at least annually, on a recurring basis, nor did we have any assets or liabilities measured at fair value on a non-recurring basis.

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

Foreign exchange risk

The reporting currency of the Company is US$. To date the majority of the revenues and costs are denominated in MYR, and a significant portion of the assets and liabilities are denominated in MYR. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between US$ and MYR. If MYR depreciates against US$, the value of our MYR revenues, earnings and assets as expressed in our US$ financial statements will decline. We have not entered into any hedging transactions in an effort to reduce our exposure to foreign exchange risk.

Commodity price

Our primary market risk exposure results from the price we receive for our palm oil fruit bunches. We do not currently engage in any commodity hedging activities, although we may do so in the future. Realized commodity pricing for our operation is primarily driven by the prevailing worldwide price for palm oil fruit bunches. Pricing for palm oil fruit bunches has been volatile and unpredictable in recent years, and we expect this volatility to continue in the foreseeable future. The prices we receive for operation depend on many factors outside of our control, including volatility in the differences between product prices at sales points and the applicable commodity index price.`

Malaysian real estate market risk

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

ITEM 4                   Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), under the supervision of and with the participation of our management, including the Chief Executive Officer and Interim Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Interim Chief Financial Officer, concluded that our disclosure controls and procedures, subject to limitations as noted below, as of April 30, 2017, and during the period prior to and including the date of this report, were effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

Subject to the foregoing disclosure, there were no changes in our internal control over financial reporting that occurred during our last fiscal quarter ended April 30, 2017, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: June 13, 2017

