Form 10-Q
period 2017-07-31
PRIME GLOBAL CAPITAL GROUP Inc
filed 2017-09-19
CIK 1462047

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 31, 2017

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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

As of September ___, 2017, the issuer had outstanding 512,682,393 shares of common stock.

i

PART I   FINANCIAL INFORMATION

ITEM 1  Financial Statements

PRIME GLOBAL CAPITAL GROUP INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	July 31, 2017	October 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$175,504	$685,876
Marketable securities, available-for-sale	236,011	279,042
Rental concession	25,707	26,231
Accounts receivable, net	137,983	137,207
Deposits and other receivables	13,659	27,763
Amount due from a related party	72,065	–
Deferred tax assets	11,893	13,694
Total current assets	672,822	1,169,813

Rental concession, non-current	676,950	710,425
Deferred development costs	83,891	76,159
Construction in progress	272,706	270,683
Property, plant and equipment, net	42,342,755	43,584,772
TOTAL ASSETS	$44,049,124	$45,811,852

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$–	$15,778
Amount due to a related party	–	108,149
Rental deposits from tenants	405,077	408,329
Income tax payable	760,594	985,353
Short-term bank borrowings	3,505,492	3,576,964
Current portion of long-term bank loans	860,704	844,436
Current portion of obligation under finance lease	–	2,147
Deferred tax liabilities, current	6,170	6,558
Accrued liabilities and other payables	279,829	333,606
Total current liabilities	5,817,866	6,281,320

Long-term liabilities:
Long-term bank loans	8,718,954	9,550,320
Amount due to a director	1,931,977	1,279,196
Deferred tax liabilities	165,170	180,363
Obligation under finance lease	–	1,067
Total liabilities	16,633,967	17,292,266

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 100,000,000 shares authorized; no shares issued and outstanding	–	–
Common stock, $0.001 par value; 1,000,000,000 shares authorized; 512,682,393 shares issued and outstanding, as of July 31, 2017 and October 31, 2016	512,683	512,683
Additional paid-in capital	41,934,476	41,934,476
Accumulated other comprehensive loss	(11,528,220)	(10,918,664)
Accumulated loss	(3,303,698)	(2,846,486)
Total stockholder’s equity	27,615,241	28,682,009
Non-controlling interest	(200,084)	(162,423)
Total equity	27,415,157	28,519,586

TOTAL LIABILITIES AND EQUITY	$44,049,124	$45,811,852

See accompanying notes to condensed consolidated financial statements.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE (LOSS) INCOME

(Currency expressed in US$, except for number of shares)

(Unaudited)

	Three months ended July 31,		Nine months ended July 31,
	2017	2016	2017	2016
Revenues, net:
Plantation business	$12,287	$25,974	$96,305	$76,420
Rental income	276,393	410,488	818,147	1,208,230
Total revenues, net	288,680	436,462	914,452	1,284,650

Cost of revenues	(121,751)	(126,155)	(428,101)	(420,796)

Gross profit	166,929	310,307	486,351	863,854

Operating expenses:
General and administrative	(180,347)	(125,593)	(459,877)	(396,603)

Income/(loss) from operations	(13,418)	184,714	26,474	467,251

Other (expense) income
Interest income	–	13,364	–	43,795
Interest expense	(212,161)	(249,901)	(629,726)	(745,593)
Other income	(990)	–	1,789	–
Forgiveness of debts	184,435	–	184,435	–
Impairment loss on available-for-sale securities	(248)	–	(25,007)	–
Loss before income taxes	(42,382)	(51,823)	(442,035)	(234,547)

Income tax expense	945	(168,167)	(55,150)	(250,868)

NET LOSS	(41,437)	(219,990)	$(497,185)	$(485,415)

Net loss attributable to non-controlling interest	(10,937)	(11,444)	(39,973)	(26,092)

NET LOSS ATTRIBUTABLE TO THE COMPANY	$(30,500)	$(208,546)	$(457,212)	$(459,323)

Other comprehensive income (loss):
- Unrealized holding loss on available-for-sale securities	(15,252)	(18,536)	(40,011)	(67,930)
- Impairment loss on available-for-sale securities	–	–	24,759	–
- Foreign exchange adjustment gain (loss)	392,501	(1,061,028)	(594,304)	1,753,812

COMPREHENSIVE INCOME (LOSS)	$346,749	$(1,288,110)	$(1,066,768)	$1,226,559

Net loss per share – Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common stock outstanding – Basic and diluted	512,682,393	512,682,393	512,682,393	512,682,393

* Less than $0.01 per share

See accompanying notes to condensed consolidated financial statements.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Currency expressed in US$)

(Unaudited)

	Nine months ended July 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(497,185)	$(485,415)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property, plant and equipment	363,759	388,733
Gain on disposal of property, plant and equipment	(1,789)	–
Forgiveness of debts	(184,435)	–
Impairment loss on available-for-sale securities	25,007	–
Changes in operating assets and liabilities:
Accounts receivable	(3,437)	(42,434)
Deposits and other receivables	13,241	9,157
Accounts payable	(15,110)	24
Rental concession	18,841	46,627
Income tax payable	(200,396)	193,978
Rental deposit from tenants	4,796	–
Deferred taxation	(10,084)	(26,734)
Accrued liabilities and other payables	(51,701)	(91,229)
Net cash used in operating activities	(538,493)	(7,293)

Cash flows from investing activities:
Addition of plantation development cost	(9,043)	(32,819)
Payment on construction in progress	(7,262)	(1,043)
Decrease in time deposit	–	760,231
Proceeds from disposal of property, plant and equipment	3,882	–
Purchase of property, plant and equipment	(3,174)	(811)
Net cash (used in) provided by investing activities	(15,597)	725,558

Cash flows from financing activities:
Advances from (Repayment to) related parties	660,544	(692,980)
Repayments on bank loans	(593,553)	(562,890)
Payments on finance lease	(3,078)	(1,635)
Net cash provided by (used in) financing activities	63,913	(1,257,505)

Foreign currency translation adjustment	(20,195)	34,033
NET CHANGE IN CASH AND CASH EQUIVALENTS	(510,372)	(505,207)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	685,876	836,794

CASH AND CASH EQUIVALENTS, END OF PERIOD	$175,504	$331,587

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income tax	$278,395	$83,623
Cash paid for interest	$629,724	$745,593

See accompanying notes to condensed consolidated financial statements.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JULY 31, 2017

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

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended October 31, 2016. All significant intercompany balances and transactions have been eliminated on consolidation. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the operating results for the periods presented have been included in the interim period. Operating result for the nine months ended July 31, 2017 is not necessarily indicative of the results that may be expected for other interim periods or the year ending October 31, 2017. The condensed consolidated financial data at October 31, 2016 is derived from audited financial statements included in our Annual Report on Form 10-K for the year ended October 31, 2016, filed on February 10, 2017.

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

Summary of the Company’s subsidiaries

	Name of entities	Place of incorporation	Date of incorporation	Issued capital	Nature of business

1.	Union Hub Technology Sdn. Bhd. (“UHT”)	Malaysia	February 22, 2008	1,000,000 issued shares of ordinary shares of MYR 1 each	Provision of corporate services to group companies

2.	Power Green Investments Limited (“PGIL”)	British Virgin Islands	July 13, 2011	1 issued share of US$ 1 each	De-registered

3.	PGCG Properties Investment Limited (“PPIL”)	British Virgin Islands	September 1, 2011	1 issued share of US$ 1 each	De-registered

4.	Virtual Setup Sdn. Bhd. (“VSSB”)	Malaysia	July 19, 2010	4,000,000 issued shares of ordinary shares of MYR 1 each	Operation of oil palm and durian plantation

5.	PGCG Assets Holdings Sdn. Bhd. (“PGCG Assets”)	Malaysia	March 21, 2012	50,000,000 issued shares of ordinary shares of MYR 1 each	Investment in land & buildings

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JULY 31, 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

6.	PGCG Development Sdn. Bhd. (“PGCG Development”)	Malaysia	March 21, 2012	250,000 issued shares of ordinary shares of MYR 1 each	Inactive operation

7.	PGCG Plantations Sdn. Bhd. (“PGCG Plantation”)	Malaysia	October 4, 2011	2 issued shares of ordinary shares of MYR 1 each	Holding company of VSSB

8.	Max Trend International Limited (“Max Trend”)	Hong Kong	August 19, 2010	2 issued shares of ordinary shares of HK$ 1 each	De-registered

9.	Dunford Corporation Sdn. Bhd.	Malaysia	October 4, 1990	242,000 issued shares of ordinary shares of MYR 1 each	Property holding land

10.	Impiana Maksima Sdn. Bhd.	Malaysia	March 15, 2013	2 issued shares of ordinary shares of MYR 1 each	Property development

11.	PGCG Constructions Sdn. Bhd.	Malaysia	April 16, 2013	2 issued shares of ordinary shares of MYR 1 each	Construction of properties

12.	Fiesta Senada Sdn Bhd	Malaysia	November 28, 2012	2 issued shares of ordinary shares of MYR 1 each	Inactive operation

13.	Havana Avenue Sdn Bhd	Malaysia	April 4, 2014	2 issued shares of ordinary shares of MYR 1 each	Inactive operation

PGCG and its subsidiaries are hereinafter referred to as (the “Company”).

NOTE–3	GOING CONCERN UNCERTAINTIES

The accompanying condensed consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

For the nine months ended July 31, 2017, the Company reported a loss of $497,185 and working capital deficit of $5,145,044 as of July 31, 2017.

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

FOR THE NINE MONTHS ENDED JULY 31, 2017

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

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and determined based on managements’ assessment of known requirements, aging of receivables, payment history, the customer’s current credit worthiness and the economic environment. The Company will consider the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. Based upon the aforementioned criteria, the Company did not write off accounts receivable on uncollectible rental receivable at July 31, 2017 and October 31, 2016.

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

FOR THE NINE MONTHS ENDED JULY 31, 2017

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

During the nine months ended July 31, 2017, the Company invested in equity securities listed on Bursa Malaysia with a total cost of $265,606 and escrow funds (which invested in equity securities listed in the U.S.) with a total cost of $200,000. The Company entered into an escrow agreement with Peijin Wu Hoppe (“Hoppe”), the Company’s former director, to set up an escrow fund up to $500,000 as a reserve to indemnify Hoppe from any claim of liability until July 29, 2022, the seventh year anniversary of the termination of Director Retainer Agreement, or any mutual agreement with the Company and Hoppe. The unrealized loss representing the change in fair value of $40,011 and $67,930 was charged against accumulated other comprehensive income (loss) for the nine months ended July 31, 2017 and 2016, respectively.

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

FOR THE NINE MONTHS ENDED JULY 31, 2017

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

Policy for Capitalizing Development Cost

The cost of buildings and improvements includes the purchase price of property, legal fees and other acquisition costs. Costs directly related to planning, developing, initial leasing and constructing a property are capitalized and classified as Real Estate in the consolidated balance sheets. Capitalized development costs include interest, and other direct project costs incurred during the period of development. As of July 31, 2017 and October 31, 2016, there was no such capitalized interest.

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

(a)       Plantation sales

Revenue from the sale of palm oil fruit bunches is recognized upon confirmation of the weight of fresh fruit bunches and transported to the customer, when there is persuasive evidence of an arrangement, delivery has occurred and risk of loss has passed, the sales price is fixed or determinable at the date of sale, and collectability is reasonably assured. For the three months ended July 31, 2017 and 2016, sale of palm oil fruits was $12,287 and $nil, respectively. For the nine months ended July 31, 2017 and 2016, sale of palm oil fruits was $96,305 and $nil, respectively.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JULY 31, 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Pursuant to a 8-K filing on September 23, 2015, in order to concentrate on durian plantation, the Company suspended the direct operation of oil palm plantation and leased out the oil palm land to a third party, BJ Bentong Trading Company (“BJ”) under an operating lease for 30 months from September 21, 2015 to March 20, 2018. Pursuant to this tenancy agreement, the tenant is entitled to manage the plantation, harvest and sell palm oil fresh fruit bunches and receive all proceeds thereto. Rental income of $nil and $25,974 was recognized for the three months ended July 31, 2017 and 2016, respectively, and was included in revenue from plantation business. Rental income of $nil and $76,420 was recognized for the nine months ended July 31, 2017 and 2016, respectively, and was included in revenue from plantation business.

On September 29, 2016, the Company and BJ entered into a letter agreement pursuant to which the parties mutually agreed to terminate the Tenancy Agreement.

The Company is currently directly managing its oil palm and durian plantation.

(b)       Rental income

The Company generally leases the units under operating leases with terms of two years or less. For the nine months ended July 31, 2017 and 2016, we have recorded $818,147 and $1,208,230 in lease revenue, based upon its annual rental over the life of the lease under operating lease, using the straight-line method in accordance with ASC Topic 970-605, “Real Estate – General – Revenue Recognition” (“ASC Topic 970-605”).

As of July 31, 2017, the commercial buildings for lease are as follows:

Name of Commercial building	Number of units (by floor)	Footage area (square feet)	Vacancy percentage
Megan Avenue	12	19,987	67%
Le Apple Boutique Hotel KLCC (fka “Menara CMY”)	15	91,848	0%

The Company expects to record approximately $1.1 million in annual lease revenue under the operating lease arrangements in the next twelve months through July 31, 2018.

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

	July 31, 2017	October 31, 2016
Rental concession:
Current portion	$25,707	$26,231
Non-current portion	676,950	710,425

Total	$702,657	$736,656

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JULY 31, 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

The estimated amortization on long-term rent concession in the next five years and thereafter is as follows:

Period ending July 31:
2018	$25,707
2019	25,707
2020	25,707
2021	25,707
2022	25,707
Thereafter	574,122

Total	$702,657

As of July 31, 2017, the minimum future rental receivables on the commercial properties to be collectible in the next five years and thereafter are as follows:

Period ending July 31:
2018	$1,115,681
2019	1,112,409
2020	1,096,050
2021	1,096,050
2022	1,096,050
Thereafter	23,382,410

Total	$28,898,650

The Company also records operating costs directly attributable to the leasing properties, such as real estate taxes, depreciation of the leased properties and maintenance fees, which are charged as expenses when incurred.

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

FOR THE NINE MONTHS ENDED JULY 31, 2017

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

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the period ended July 31,
	2017	2016
Period-end HK$ : US$1 exchange rate	7.8099	7.7566
Period-average HK$ : US$1 exchange rate	7.7736	7.7621
Period-end MYR : US$1 exchange rate	4.2790	4.0500
Period-average MYR : US$1 exchange rate	4.3788	4.1285

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JULY 31, 2017

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

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. During the period ended July 31, 2017 and 2016, the Company operates in two reportable operating segments in Malaysia.

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

The following table summarizes information on the fair value measurement of the Company’s financial assets as of July 31, 2017 and October 31, 2016, measured at fair value, grouped by the categories described above:

	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
As of July 31, 2017
Marketable securities, available-for-sale	$236,011	$–	$–

As of October 31, 2016
Marketable securities, available-for-sale	$279,042	$–	$–

As of July 31, 2017, the Company did not have any non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements, at least annually, on a recurring basis, nor did the Company have any assets or liabilities measured at fair value on a non-recurring basis.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JULY 31, 2017

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

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JULY 31, 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE–5	PROPERTY, PLANT AND EQUIPMENT

	July 31, 2017	October 31, 2016
Freehold plantation land	$7,845,805	$7,845,805
Leasehold land under development	4,276,764	4,276,764
Freehold land under development	18,091,173	18,091,173
Freehold land and land improvement for rental purpose commercial building	15,191,123	15,191,123
Building structure and improvements	15,857,410	15,857,410
Office furniture, fixture and equipment	129,133	125,959
Motor vehicles	162,392	173,811
Foreign translation difference	(16,920,215)	(16,009,829)
	44,633,585	45,552,216
Less: accumulated depreciation	(2,821,532)	(2,457,773)
Less: foreign translation difference	530,702	490,329
	42,342,755	$43,584,772

Depreciation expense for the three months ended July 31, 2017 and 2016 was $121,964 and $132,579, respectively.

Depreciation expense for the nine months ended July 31, 2017 and 2016 was $363,759 and $388,733, respectively.

As of July 31, 2017 and October 31, 2016, the Company has one motor vehicle under finance lease with a carrying value of $nil and $3,378, respectively.

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

During the course of the Company’s strategic review of its operations, the Company assessed the recoverability of the carrying value of its property, plant and equipment. The impairment charge, if any, represented the excess of carrying amounts of the Company’s property, plant and equipment over the fair values of the assets. The Company believes that there was no impairment of its property, plant and equipment as of July 31, 2017.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JULY 31, 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE–6	AMOUNTS DUE (FROM) TO RELATED PARTIES

	July 31, 2017	October 31, 2016
Current portion:
Amount due (from) to a related party, which were unsecured, interest-free and repayable on demand,
Mr. Kok Wai Chai, a director of UHT	$(72,065)	$–
Mr. Woi Khang Pua, a former director of UHT	–	108,149
Non-current portion:
Amount due to a related party, which where unsecured, interest-free and not expected to be repaid in the next twelve months
Mr. Weng Kung Wong, the Company’s director	$1,931,977	$1,279,196

During the period ended July 31, 2017, the related party loan to Mr. Wooi Khang Pua was re-assigned to Mr. Kok Wai Chai, a director of UHT because Mr. Wooi Khang Pua was no longer a director of UHT.

NOTE–7	BANK LOANS

	July 31, 2017	October 31, 2016
Bank loans from financial institutions in Malaysia
Bank of China (Malaysia) Berhad	$7,490,439	$8,213,970
RHB Bank Berhad	2,089,219	2,180,786
	9,579,658	10,394,756
Less: current portion	(860,704)	(844,436)
Bank loans, net of current portion	$8,718,954	$9,550,320

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

The loan from Bank of China (Malaysia) Berhad is secured by the first party charge over 15-story commercial office building Le Apple Boutique Hotel KLCC (fka Menara CMY”) in Kuala Lumpur, Malaysia, deed of assignment of rental proceeds over the rights and interest to the rental of the 15-story commercial office building and is personally guaranteed by the director and chief executive officer of the Company, Mr. Weng Kung Wong and a subsidiary of the Company, UHT. The loan is also secured by a debenture incorporating fixed and floating charge for RM55 million plus interest thereon over the assets of PGCG Assets. The cost of funds was 7.6% per annum for the period ended July 31, 2017.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JULY 31, 2017

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

The loan is secured by the 12-story commercial office building “Megan Avenue” in Kuala Lumpur, Malaysia and is personally guaranteed by the director and chief executive officer of the Company, Mr. Weng Kung Wong and a director of the Company’s subsidiary, Mr. Kok Wai Chai and a subsidiary of the Company, UHT. The cost of funds was 4.70% for the periods ended July 31, 2017.

As of July 31, 2017, the minimum future payments of the aggregate bank borrowings in the next five years and thereafter are as follows:

Period ending July 31:
2018	$860,673
2019	926,411
2020	997,227
2021	1,073,515
2022	1,155,703
Thereafter	4,566,129

Total:	$9,579,658

NOTE–8	SHORT-TERM BANK BORROWINGS

The revolving line of credit was granted concurrent with the term loans and pursuant to the same facility letter by Bank of China (Malaysia) Berhad to the Company, which provided for up to RM15,000,000 (equal to $3,388,047) for its working capital purpose. The line bears interest at an annual rate of 1.5% above the bank’s cost of funds on a daily basis. The line is repayable on demand or at rollover options of 1, 3, 6 & 12 months. The effective interest rate was 4.99% per annum for the period ended July 31, 2017.

NOTE–9	INCOME TAXES

The local (United States) and foreign components of loss before income taxes were comprised the following:

	Nine months ended July 31,
	2017	2016
Tax jurisdictions from:
– Local	$(111,273)	$(105,349)
– Foreign, representing:
Malaysia	(515,197)	(129,198)
Hong Kong	164,668	–
BVI	19,767	–
Loss before income taxes	$(442,035)	$(234,547)

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JULY 31, 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Provision for income taxes consisted of the following:

	Nine months ended July 31,
	2017	2016
Current:
– Local	$–	$–
– Foreign, representing:
BVI	–	–
Malaysia	65,234	277,601
Hong Kong	–	–

Deferred:
– Local	–	–
– Foreign	(10,084)	(26,733)
Income tax expense	$55,150	$250,868

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. During the periods presented, the Company has a number of subsidiaries that operates in different countries and is subject to tax in the jurisdictions in which its subsidiaries operate, as follows:

United States of America

PGCG is registered in the State of Nevada and is subject to United States of America tax law. As of July 31, 2017 and October 31, 2016, the operations in the United States of America incurred $810,381 and $646,189, respectively, of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2031, if unutilized. The Company has provided for a full valuation allowance of $283,633 (October 31, 2016: $226,166) against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The Company has adopted ASC 740-10 “Accounting for Income Taxes” and recorded a liability for an uncertain income tax position, tax penalties and any imputed interest thereon. The amount, recorded as an obligation, is $135,000 at July 31, 2017 and October 31, 2016 (included in accrued liabilities and other payables) in respect of potential tax penalty of the late filing of IRS return and, if recognized, will affect the Company’s effective tax rate.

British Virgin Islands

Under the current BVI law, the Company’s subsidiaries are not subject to tax on income. No provision for income tax is required due to operating loss incurred.

Hong Kong

Max Trend is subject to Hong Kong Profits Tax, which is charged at the statutory income rate of 16.5% on its assessable income. No provision for income tax is required due to operating loss incurred. As of July 31, 2017 and October 31, 2016, the Company has provided for a full valuation allowance against the deferred tax assets of $nil and $1,065 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JULY 31, 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Malaysia

All of the Company’s subsidiaries operating in Malaysia subject to the Malaysia Corporate Tax Laws at a progressive income tax rate starting from 19% on the assessable income for its tax year (for company with paid up capital not more than RM2.5 million and on the first RM 500,000 income) and 24% (on all income for Company with paid up capital more than RM2.5 million and on the remaining balance of income after the first RM500,000 income charged at 20% for Company with paid up capital not more than RM2.5 million) on the assessable income for its tax year. Any unutilized losses can be carried forward indefinitely to be utilized against income from any business source. As of July 31, 2017 and October 31, 2016, the Company has provided for a full valuation allowance against the deferred tax assets of $248,699 and $227,729, respectively, on the expected future tax benefits from the net operating loss carry forwards as the management believes it is not likely that these assets will be realized in the future.

A reconciliation of loss before income taxes to the effective tax rate as follows:

	Nine months ended July 31,
	2017	2016

Loss before income taxes	$(515,197)	(129,198)
Statutory income tax rate	24%	25%
Income tax at statutory tax rate	(123,647)	(32,299)
Tax effect of non-deductible expenses	107,157	10,823
Tax effect of different tax rate	1,947	3,019
Tax effect of non-business source rental income	38,524	243,738
Net operating loss	31,169	25,587
Income tax expense	$55,150	250,868

During fiscals 2017 and 2016, the Company revisited the facts and circumstances and determined that rental income at “Megan Avenue” and “Menara CMY” should be more appropriately taxed as a non-business source under Section 4(d) of the Income Tax Act.

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of July 31, 2017 and October 31, 2016:

	July 31, 2017	October 31, 2016
Deferred tax assets:
Capital loss	$11,713	$10,055
Accrued interest expenses	11,893	13,694
Net operating loss carryforwards:
– United States of America	283,633	226,166
– Malaysia	248,699	221,223
– Hong Kong	–	1,065
Total deferred tax assets	555,938	472,203
Less: valuation allowance	(544,045)	(458,509)
Deferred tax assets	$11,893	$13,694
Deferred tax liabilities, current
Rent concession	$6,170	$6,558

Deferred tax liabilities, non-current
Property, plant and equipment	2,702	2,757
Rent concession	162,468	177,606
	$165,170	$180,363

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JULY 31, 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE–10	STOCKHOLDERS’ EQUITY

As of July 31, 2017 and October 31, 2016, the number of shares of the Company’s common stock issued and outstanding is 512,682,393 shares. There are no shares of preferred stock issued and outstanding.

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 4). Summarized financial information concerning the Company’s reportable segments is shown as below:

	Three months ended July 31, 2017
	Plantation Business	Real Estate Business	Corporate	Total

Revenues from external customer	$12,287	$282,639	$–	$294,926
Inter-segment revenue	–	(6,246)	–	(6,246)
Revenues, net	12,287	276,393	–	288,680
Cost of revenues	(10,801)	(110,950)	–	(121,751)
Gross profit	1,486	165,443	–	166,929
Depreciation	5,032	120,135	(3,203)	121,964
Net loss	(39,861)	(117,246)	115,670	(41,437)
Total assets	5,823,333	37,879,921	345,870	44,049,124
Expenditure for long-lived assets	$–	$–	$2,900	$–

	Three months ended July 31, 2016
	Plantation Business	Real Estate Business	Corporate	Total

Revenues	$25,974	$417,122	$–	$443,096
Inter-segment revenue	–	(6,634)	–	(6,634)
Revenues, net	25,974	410,462	–	436,462
Cost of revenues	–	(126,155)	–	(126,155)
Gross profit	25,974	284,333	–	310,307
Depreciation	1,970	127,645	2,964	132,579
Net loss	7,251	(132,109)	(95,132)	(219,990)
Total assets	6,186,616	41,587,087	403,215	48,176,918
Expenditure for long-lived assets	$5	$14	$–	$19

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JULY 31, 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Nine months ended July 31, 2017
	Plantation Business	Real Estate Business	Corporate	Total

Revenues from external customer	$96,305	$836,521	$–	$932,826
Inter-segment revenue	–	(18,374)	–	(18,374)
Revenues, net	96,305	818,147	–	914,452
Cost of revenues	(42,580)	(385,521)	–	(428,101)
Gross profit	53,725	432,626	–	486,351
Depreciation	9,448	353,494	817	363,759
Net loss	(43,036)	(337,857)	(116,292)	(497,185)
Total assets	5,823,333	37,879,921	345,870	44,049,124
Expenditure for long-lived assets	$274	$–	$2,900	$3,174

	Nine months ended July 31, 2016
	Plantation Business	Real Estate Business	Corporate	Total

Revenues	$76,420	$1,227,719	$–	$1,304,139
Inter-segment revenue	–	(19,489)	–	(19,489)
Revenues, net	76,420	1,208,230	–	1,284,650
Cost of revenues	–	(420,796)	–	(420,796)
Gross profit	76,420	787,434	–	863,854
Depreciation	2,946	374,968	10,819	388,733
Net income (loss)	10,563	(230,649)	(265,329)	(485,415)
Total assets	6,186,616	41,587,087	403,215	48,176,918
Expenditure for long-lived assets	$484	$1,370	$–	$1,854

All long-lived assets are located in Malaysia.

NOTE–12	CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)       Major customers

For the three and nine months ended July 31, 2017 and 2016, the customers who accounted for 10% or more of the Company’s revenues is presented as follows:

		Three months ended July 31, 2017		July 31, 2017
	Business segment	Revenues	Percentage of revenues	Trade accounts receivable

Customer A	Real estate	$273,080	93%	$–
Customer B	Plantation Business	12,287	4%	18,878
		$285,367	97%	$18,878

		Three months ended July 31, 2016		July 31, 2016
	Business segment	Revenues	Percentage of revenues	Trade accounts receivable

Customer A	Real estate	$401,335	92%	$135,802

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JULY 31, 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

		Nine months ended July 31, 2017		July 31, 2017
	Business segment	Revenues	Percentage of revenues	Trade accounts receivable

Customer A	Real estate	$803,302	88%	$–
Customer B	Plantation Business	96,305	10%	18,878
		$899,607	98%	$18,878

		Nine months ended July 31, 2016		July 31, 2016
	Business segment	Revenues	Percentage of revenues	Trade accounts receivable

Customer A	Real estate	$1,178,994	92%	$135,802

All customers are located in Malaysia.

(b)       Major vendors

For the three and nine months ended July 31, 2017 and 2016, no vendor accounted for 10% or more of the Company’s purchases.

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

FOR THE NINE MONTHS ENDED JULY 31, 2017

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

(a)       Operating lease commitment

As of July 31, 2017, the Company occupied its own building premises and has no future minimum rental payments due under various operating leases in the next twelve months.

(b)       Capital commitment

As of July 31, 2017, the Company does not have any significant capital commitments.

NOTE–14	SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after July 31, 2017 up through the filing date of these condensed consolidated financial statements. During the period, the Company did not have any material recognizable subsequent events.

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

Overview

During the nine months ended July 31, 2017, we operated in two business segments: (i) our oil palm and durian plantation business; and (ii) our real estate business. Our oil palm and durian plantation business is operated through Virtual Setup Sdn. Bhd., or VSSB, and our real estate business is primarily operated through PGCG Assets Holdings Sdn. Bhd., or PGCG Assets, and Dunford Corporation Sdn Bhd. Our primary assets are:

•	Oil palm and durian plantation in Malaysia which is operated through VSSB;

•	21.8921 hectares (54.10 acres) of vacant development land located in Selangor, Malaysia, which is subject to a 99-year leasehold, expiring July 30, 2100;

•	two parcels of undeveloped land located in Selangor, Malaysia aggregating approximately 31 acres;

•	15 story commercial building located at Geran 10010, Lot 238 Section 43, Town and District of Kuala Lumpur, Wilayah Persekutuan, Kuala Lumpur, Malaysia; and

•	12 story commercial building located at Megan Avenue 1, No. 189, Jalan Tun Razak, 50400 Kuala Lumpur, Malaysia.

The following table sets forth certain operational data for the nine months ended July 31, 2017:

	Nine months ended July 31, 2017
	Plantation Business	Real Estate Business	Corporate	Total

Revenues from external customer	$96,305	$836,521	$–	$932,826
Inter-segment revenue	–	(18,374)	–	(18,374)
Revenues, net	96,305	818,147	–	914,452
Cost of revenues	(42,580)	(385,521)	–	(428,101)
Gross profit	53,725	432,626	–	486,351
Depreciation	9,448	353,494	817	363,759
Net loss	(43,036)	(337,857)	(116,292)	(497,185)
Total assets	5,823,333	37,879,921	345,870	44,049,124
Expenditure for long-lived assets	$274	$–	$2,900	$3,174

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

We have used the latest planting technology in 2016, which we hope will reduce the maturity time of the durian tree from 5 years to 3 years. We expect durian trees planted on approximately 130 acres to begin to bear fruit by 2019 at the latest. Accordingly, we do not expect revenue from our durian orchard until calendar year 2019. At this time, we do not expect our durian orchard to exceed 300 acres in the near future.

Challenges From Our Real Estate Operations

Commercial Buildings

We generate rental income from our 12 story and 15 story commercial properties and anticipate generating income from the sale of developed properties. As of July 31, 2017, 2 of the 12 stories of our 12 story building have been leased to tenants at market rates. We are actively attempting to lease our 8 vacant units. We occupy the remaining two stories as our corporate headquarters.

Our 15 story building is fully leased to Le Apple Boutique Hotel KLCC which operates a boutique hotel on the premises. The Rental Agreement has an initial term of one (1) year commencing December 1, 2013 and expiring November 30, 2014. Provided that there are no existing breaches by Le Apple Boutique Hotel KLCC, we will be required to renew the lease for additional one-year term up to twenty nine years, for a maximum aggregate term of thirty years. Our current monthly rate is RM400,000 (approximately $92,177), which rate is increased every three years by 5% to 10% or to the then prevailing market rate, whichever is lower. Our current rate represents a decrease from our initial rental rate of RM550,000 due to unfavorable market conditions.

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

On July 1, 2016, PGCG Assets entered into a memorandum of understanding (“MOU”) with Yong Tai Berhad, a public listed corporation in the main market of Bursa Malaysia Berhad (“YTB”) engaged in the business of commercial and residential property development, to jointly develop our land (the “Land”) located at Puncak Alam (the “Proposed JV”). Under the MOU, the parties agreed to use their best efforts to negotiate exclusively with each other regarding the terms and conditions of the definitive agreement to jointly develop the Land. On February 15, 2017, PGCG Assets and YTB entered into a Mutual Termination of Memorandum of Understanding (the “Termination MOU”) pursuant to which the parties mutually agreed to terminate the MOU as the parties were unable to agree and finalize the terms of the Proposed JV. In light of the termination of the Proposed JV with YTB, we plan to develop, market, promote and complete the construction on our own. As at the date of this report, clearing of the land for development is underway. We hope to begin construction in the fourth calendar quarter of 2019 and complete construction by the end of calendar 2021.

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

Results of Operations

The following table sets forth certain operational data for the three months ended July 31, 2017, compared to the three months ended July 31, 2016:

	Three months ended July 31,
	2017	2016
Revenues, net:	$288,680	$436,462
Plantation business	12,287	25,974
Real estate	276,393	410,488
Total cost of revenues	(121,751)	(126,155)
Gross profit	166,929	310,307
General and administrative	(180,347)	(125,593)
(Loss) income from operations	(13,418)	184,714
Other expense, net	(28,964)	(236,537)
Loss before income taxes	(42,382)	(51,823)
Income tax expense	945	(168,167)
NET LOSS	(41,437)	(219,990)
COMPREHENSIVE INCOME	$346,749	$(1,288,110)

Comparison of the three months ended July 31, 2017 and July 31, 2016

Net Revenue. We generated net revenue of $288,680 and $436,462 for the three months ended July 31, 2017 and 2016, respectively. The decrease in net revenue for the quarter ended July 31, 2017 is primarily attributable to a significant decrease in our rental revenue from our commercial properties. The decrease in our real estate revenue is primarily attributable to the decrease in rental income from our fifteen story buildings and the increased vacancies in our twelve story building. Effective from September 1, 2016, our current monthly rate on Le Apple Boutique Hotel KLCC is RM400,000 (approximately $92,177), representing a decrease from our initial rental rate of RM550,000 due to unfavorable market conditions.

In the quarter ended July 31, 2016, we contracted out the management and operation of our oil palm plantation and earned rental income of $25,974. We terminated this arrangement in September 2016, and are currently managing our plantation. We earned $12,287 from sale of palm oil fruits in the quarter ended July 31, 2017.

For the three months ended July 31, 2017, our plantation and real estate businesses accounted for approximately 4.0% and 96.0% of our net revenue, respectively. For the three months ended July 31, 2016, our plantation and real estate businesses accounted for approximately 6.0% and 94.0% of our net revenue, respectively.

During the three months ended July 31, 2017, and 2016, the following customers accounted for 10% or more of our total net revenues:

		Three months ended July 31, 2017		July 31, 2017
	Business segment	Revenues	Percentage of revenues	Trade accounts receivable

Le Apple Boutique Hotel (KLCC) Sdn. Bhd	Real estate	$267,767	93%	$–
Lim Joo Soon Enterprise	Plantation Business	12,287	4%	18,878
		$280,054	97%	$18,878

		Three months ended July 31, 2016		July 31, 2016
	Business segment	Revenues	Percentage of revenues	Trade accounts receivable

Le Apple Boutique Hotel (KLCC) Sdn. Bhd	Real estate	$401,335	92%	$135,802

All of our customers are located in Malaysia.

Cost of Revenue. For the three-month period ended July 31, 2017, our cost of revenue as a percentage of net revenue was approximately 42.2% as compared to 28.9% for the same period ended July 31, 2016. Cost of plantation and real estate as a percentage of their respective net revenue was approximately 87.9% and 40.1%, respectively, for the quarter ended July 31, 2017. For the three months ended July 31, 2016, no cost of revenue was incurred on our plantation business, while cost of real estate revenue accounted for approximately 30.7% of the respective net revenue. Cost of revenue of our oil palm consists of costs such as material supplies, subcontracting costs incurred for planting, fertilizing and harvesting the oil palm tree. Transportation and handling costs associated with the distribution of fresh fruit bunches to the customers are also included in cost of revenues.

For the three months ended July 31, 2017 and 2016, no vendor accounted for 10% or more of our purchases.

Gross Profit. For the three months ended July 31, 2017, we achieved gross profit of $166,929 as compared to $310,307 for the three months ended July 31, 2016. For the three months ended July 31, 2017, our plantation and real estate operations accounted for approximately 0.9% and 99.1% of our gross profit, respectively. For the three months ended July 31, 2016, our plantation and real estate operations accounted for approximately 8.4% and 91.6% of our gross profit, respectively. The decrease in our real estate gross profit is primarily attributable to lower rental income on our commercial properties.

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

General and Administrative Expenses (“G&A”). We incurred G&A expenses of $180,347 and $125,593 for the three months ended July 31, 2017, and 2016, respectively. The increase in G&A expenses of $54,754 is primarily attributable to increase in professional fees.

As a general matter, we expect our G&A to increase in the foreseeable future as we begin development of our real estate assets. G&A as a percentage of net revenue was approximately 62.5% and 28.8% for the three months ended July 31, 2017 and 2016, respectively.

Other Expense, net. We incurred net other expense of $28,964 for the three months ended July 31, 2017, as compared to net other expense of $236,537 for the three months ended July 31, 2016. Net other expense for the three months ended July 31, 2017 and 2016 consisted primarily of interest expense from our bank loans.

Income Tax Expense. We recorded income tax income of $945 and income tax expense of $168,167 for the three months ended July 31, 2017 and 2016, respectively. Our income tax was primarily attributable to the tax effect of non-business source rental income.

Comparison of the nine months ended July 31, 2017, and July 31, 2016

The following table sets forth certain operational data for the nine months ended July 31, 2017, compared to the nine months ended July 31, 2016:

	Nine months ended July 31,
	2017	2016
Revenues, net:	$914,452	$1,284,650
Plantation business	96,305	76,420
Real estate	818,147	1,208,230
Total cost of revenues	(428,101)	(420,796)
Gross profit	486,351	863,854
General and administrative	(459,877)	(396,603)
Income from operations	26,474	467,251
Other expense, net	(468,509)	(701,798)
Loss before income taxes	(442,035)	(234,547)
Income tax expense	(55,150)	(250,868)
NET LOSS	$(497,185)	$(485,415)

Net Revenue. We generated net revenue of $914,452 and $1,284,650 for the nine months ended July 31, 2017, and 2016, respectively. The decrease in net revenue is primarily attributable to a significant decrease in rental income, which was offset by an increase in our plantation income. Effective from September 1, 2016, our current monthly rate on Le Apple Boutique Hotel KLCC is RM400,000 (approximately $92,177), representing a decrease from our initial rental rate of RM550,000 due to unfavorable market conditions.

For the nine month period ended July 31, 2016, we contracted out the management and operation of our oil palm plantation and earned rental income of $76,420. We terminated this arrangement in September 2016, and are currently managing our plantation and earned $96,305 from sale of palm oil fruits in the nine months ended July 31, 2017.

For the nine months ended July 31, 2017, our plantation and real estate businesses accounted for approximately 10.5% and 89.5% of our net revenue respectively. For the nine months ended July 31, 2016, our plantation and real estate businesses accounted for approximately 5.9% and 94.1% of our net revenue, respectively.

For the nine months ended July 31, 2017 and 2016, the customers who accounted for 10% or more of the Company’s revenues are presented as follows:

		Nine months ended July 31, 2017		July 31, 2017
	Business segment	Revenues	Percentage of revenues	Trade accounts receivable

Le Apple Boutique Hotel (KLCC) Sdn. Bhd	Real estate	$803,202	88%	$–
Lim Joo Soon Enterpise	Plantation Business	96,305	10%	18,878
		$899,607	98%	$18,878

		Nine months ended July 31, 2016		July 31, 2016
	Business segment	Revenues	Percentage of revenues	Trade accounts receivable

Le Apple Boutique Hotel (KLCC) Sdn. Bhd	Real estate	$1,178,994	92%	$135,802

All customers are located in Malaysia.

Cost of Revenue. For the nine months ended July 31, 2017, our cost of revenue as a percentage of net revenue was approximately 46.8% with our plantation and real estate businesses accounting for 9.9% and 90.1% of the cost of revenue. For the nine months ended July 31, 2016, our cost of revenue as a percentage of net revenue was approximately 32.8% with our real estate business accounting for 100% of the cost of revenue. Cost of real estate revenue in 2017 and 2016 primarily consisted of land taxes, maintenance and depreciation of the leased properties of our real estate. Cost of plantation revenue in 2017 and 2016 consisted primarily of the costs related to the oil palm business such as material supplies, subcontracting costs and transportation costs incurred for planting, fertilizing and harvesting the oil palm tree. Shipping and handling costs associated with the distribution of fresh fruit bunches to the customers are also included in cost of revenues. The increase in cost of revenue is primarily attributable to the increase in plantation cost of revenue arising from our direct operation of the plantation.

For the nine months ended July 31, 2017 and 2016, no vendor accounted for 10% or more of the Company’s purchases.

We expect our cost of revenue attributable to our real estate businesses to continue to increase as our real estate business continues to develop. We expect our cost of revenue attributable to our plantation business to stabilize absent acquisitions or other expansions of our plantation business.

Gross Profit. For the nine months ended July 31, 2017, we achieved gross profit of $486,351 as compared to $863,854 for the same period ended July 31, 2016. As of July 31, 2017, our plantation and real estate businesses accounted for approximately 11.0% and 89.0% respectively, of our gross profit. For the nine months ended July 31, 2016, our plantation and real estate operations accounted for approximately 8.8% and 91.2% of our gross profit, respectively. The decrease in overall gross profit is primarily attributable to lower rental income on our commercial properties.

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

General and Administrative Expenses (“G&A”). We incurred G&A expenses of $459,877 and $396,603 for the nine months ended July 31, 2017 and 2016, respectively.

As a general matter, we expect our G&A to increase in the foreseeable future as we begin development of our real estate assets. G&A as a percentage of net revenue was approximately 50.3% and 30.9% for the nine months ended July 31, 2017 and 2016, respectively.

Other Expense, net. We incurred net other expense of $468,509 for the nine months ended July 31, 2017, as compared to net other expense of $701,798 for the same period ended July 31, 2016. Net other expense for the nine months ended July 31, 2017 and 2016 consisted primarily of interest expense from our bank loans.

Income Tax Expense. We recorded income tax expense of $55,150 and $250,868 for the nine months ended July 31, 2017 and 2016, respectively. The decrease is primarily attributable to tax effect of non-business source rental income.

Liquidity and Capital Resources

As of July 31, 2017, we had cash and cash equivalents of $175,504, as compared to $331,587 as of the same period last year. Our cash and cash equivalents decreased as a result of cash used in operation.

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

	Nine months ended July 31,
	2017	2016
Net cash used in operating activities	(538,493)	(7,293)
Net cash (used in) provided by investing activities	(15,597)	725,558
Net cash provided by (used in) financing activities	63,913	(1,257,505)

Net Cash Used In Operating Activities.

For the nine months ended July 31, 2017, net cash used in operating activities was $538,493, which consisted primarily of a net loss (excluding non-cash depreciation, forgiveness of debts and gain on disposal of property, plant and equipment) of $202,542, a decrease in income tax payable of $200,396, a decrease in accrued liabilities and other payables of $51,701 and a decrease in accounts payable of $15,110, offset by a decrease in rental concession of $18,841.

For the nine months ended July 31, 2016, net cash used in operating activities was $7,293, which consisted primarily of a net loss of $485,415, a decrease in accrued liabilities and other payables of $91,229, and an increase in accounts receivable of $42,434, a decrease in deferred taxation of $26,734, offset by depreciation of $388,733, an increase in income tax payable of $193,978, a decrease in deposits and other receivables of $9,157 and a decrease in rental concession of $46,627.

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

Net Cash (Used in) Provided by Investing Activities.

For the nine months ended July 31, 2017, net cash used in investing activities was $15,597, consisting of $9,043 of plantation development construction costs, $7,262 of construction in progress cost, and $3,174 of property, plant and equipment purchase, offset by $3,882 of proceeds from the disposal of property, plant and equipment.

For the nine months ended July 31, 2016, net cash provided by investing activities was $725,558, which was primarily attributable to the decrease in time deposits of $760,231, offset by payment of plantation development costs of $32,819 and $1,043 of construction in progress cost.

We expect investing cash outflows to increase when we develop our durian plantation until the orchard matures and begins to generate revenues in 2019 at the earliest. We also expect investing cash outflows to increase due to expenditures associated with developing our residential projects.

Net Cash Provided by (Used in) Financing Activities.

For the nine months ended July 31, 2017, net cash provided by financing activities was $63,913, consisting primarily of advances of $660,544 from Weng Kung Wong, our Chief Executive Officer, Interim Chief Financial Officer and Interim Secretary and director, offset by repayments of $593,553 on outstanding bank loans.

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

Contractual Obligations and Commercial Commitments

We had the following contractual obligations and commercial commitments as of July 31, 2017:

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	$	$	$	$	$
Amounts due to related parties	1,931,977	–	1,931,977	–	–
Commercial commitments
Bank loan repayment	13,085,150	4,366,196	1,923,638	2,229,218	4,566,098
Total obligations	15,017,127	4,366,196	3,855,615	2,229,218	4,566,098

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

Accounts receivable are recorded at the invoiced amount and do not bear interest. We extend unsecured credit to our customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and determined based on managements’ assessment of known requirements, aging of receivables, payment history, the customer’s current credit worthiness and the economic environment. We will consider the allowance for doubtful accounts for any estimated losses resulting from the inability of our customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. We do not have any off-balance-sheet credit exposure related to our customers. Based upon the aforementioned criteria, we did not write off accounts receivable on uncollectible rental receivable at July 31, 2017 and October 31, 2016.

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

Policy for Capitalizing Development Cost

The cost of buildings and improvements includes the purchase price of property, legal fees and other acquisition costs. Costs directly related to planning, developing, initial leasing and constructing a property are capitalized and classified as Real Estate in the consolidated balance sheets. Capitalized development costs include interest, and other direct project costs incurred during the period of development. As of July 31, 2017 and October 31, 2016, there was no such capitalized interest.

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

(a)       Plantation sales

Revenue from the sale of palm oil fruit bunches is recognized upon confirmation of the weight of fresh fruit bunches and transported to the customer, when there is persuasive evidence of an arrangement, delivery has occurred and risk of loss has passed, the sales price is fixed or determinable at the date of sale, and collectability is reasonably assured. For the three months ended July 31, 2017 and 2016, sale of palm oil fruits was $12,287 and $nil, respectively. For the nine months ended July 31, 2017 and 2016, sale of palm oil fruits was $96,305 and $nil, respectively.

Pursuant to a 8-K filing on September 23, 2015, in order to concentrate on durian plantation, we suspended the direct operation of oil palm plantation and leased out the oil palm land to a third party, BJ Bentong Trading Company (“BJ”) under an operating lease for 30 months from September 21, 2015 to March 20, 2018. Pursuant to this tenancy agreement, the tenant is entitled to manage the plantation, harvest and sell palm oil fresh fruit bunches and receive all proceeds thereto. Rental income of $nil and $25,974 was recognized for the three months ended July 31, 2017 and 2016, respectively, and was included in revenue from plantation business. Rental income of $nil and $76,420 was recognized for the nine months ended July 31, 2017 and 2016, respectively, and was included in revenue from plantation business.

On September 29, 2016, we entered into a letter agreement with BJ pursuant to which the parties mutually agreed to terminate the Tenancy Agreement.

We are currently directly managing our oil palm and durian plantation.

(b)       Rental income

We generally lease the units under operating leases with terms of two years or less. For the nine months ended July 31, 2017 and 2016, we have recorded $818,147 and $1,208,230 in lease revenue, based upon our annual rental over the life of the lease under operating lease, using the straight-line method in accordance with ASC Topic 970-605, “Real Estate – General – Revenue Recognition” (“ASC Topic 970-605”).

As of July 31, 2017, the commercial buildings for lease are as follows:

Name of Commercial building	Number of units (by floor)	Footage area (square feet)	Vacancy percentage
Megan Avenue	12	19,987	67%
Le Apple Boutique Hotel KLCC (fka “Menara CMY”)	15	91,848	0%

We expect to record approximately $1.1 million in annual lease revenue under the operating lease arrangements in the next twelve months through July 31, 2018.

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

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the period ended July 31,
	2017	2016
Period-end HK$ : US$1 exchange rate	7.8099	7.7566
Period-average HK$ : US$1 exchange rate	7.7736	7.7621
Period-end MYR : US$1 exchange rate	4.2790	4.0500
Period-average MYR : US$1 exchange rate	4.3788	4.1285

•	Related parties

Parties, which can be a corporation or individual, are considered to be related if we have the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

•	Segment reporting

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with our internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. During the period ended July 31, 2017 and 2016, we operate in two reportable operating segments in Malaysia.

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

The following table summarizes information on the fair value measurement of our financial assets as of July 31, 2017 and October 31, 2016, measured at fair value, grouped by the categories described above:

	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
As of July 31, 2017
Marketable securities, available-for-sale	$236,011	$–	$–
As of October 31, 2016
Marketable securities, available-for-sale	$279,042	$–	$–

As of July 31, 2017, we did not have any nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements, at least annually, on a recurring basis, nor did we have any assets or liabilities measured at fair value on a non-recurring basis.

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

ITEM 4                   Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), under the supervision of and with the participation of our management, including the Chief Executive Officer and Interim Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Interim Chief Financial Officer, concluded that our disclosure controls and procedures, subject to limitations as noted below, as of July 31, 2017, and during the period prior to and including the date of this report, were effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

Subject to the foregoing disclosure, there were no changes in our internal control over financial reporting that occurred during our last fiscal quarter ended July 31, 2017, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A                Risk Factors

None.

ITEM 2                   Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3                   Defaults upon Senior Securities

None.

ITEM 4                   Mine Safety Disclosures

Not applicable.

ITEM 5                   Other Information

None.

ITEM 6                   Exhibits

Exhibit No.	Name of Exhibit
2.1	Articles of Exchange (1)
2.2	Share Exchange Agreement, dated December 6, 2010, by and between Home Touch Holding Company, on the one hand, and Union Hub Technology Sdn. Bhn., Wooi Khang Pua and Kok Wai Chai, on the other hand (2)
2.3	Share Exchange Agreement, dated January 26, 2009, by and between Home Touch Holding Company and Home Touch Limited (3)
3.1	Amended and Restated Articles of Incorporation (4)
3.2	Amended and Restated Bylaws (4)
4.1	Form of common stock certificate (1)
10.1	Common Stock Purchase Agreement, dated December 6, 2010, by and among Home Touch Holding Company, Home Touch Limited, Up Pride Investments Limited and Magicsuccess Investments Limited (2)
10.2	Tenancy Agreement, dated August 18, 2014, by and between PGCG Assets Holdings Sdn. Bhd. and Le Apple Boutique Hotel (KLCC) Sdn. Bhd. (5)
10.3	Letter of Appointment dated July 19, 2011, by and between Union Hub Technology Sdn. Bhd. and Weng Kung Wong (6)
10.4	Letter of Offer issued by the Bank of China (Malaysia) Berhad to PGCG Assets Holdings Sdn. Bhd. effective October 31, 2014 (7)
10.5	Offer Letter dated March 26, 2013, issued by RHB Bank Berhad with respect to four banking facilities in the aggregate principal amount of up to RM 3,452,000 (8)
10.6	Offer Letter dated March 26, 2013, issued by RHB Bank Berhad with respect to two banking facilities in the aggregate principal amount of up to RM 1,680,000 (8)
10.7	Offer Letter dated March 26, 2013, issued by RHB Bank Berhad with respect to six banking facilities in the aggregate principal amount of up to RM 4,708,000 (8)
14	Code of Business Conduct and Ethics (9)
21	List of Subsidiaries*
31.1	Certification of Chief Executive Officer and Principal Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.*
32.1	Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
99.1	Charter to Compensation Committee (10)
99.2	Charter to Audit Committee (10)
99.3	Charter to Corporate Governance Committee (10)

*	Filed herewith.

(1)	Incorporated by reference from our Quarterly Report on Form 10-Q filed with the Securities and Exchange on February 22, 2011.

(2)	Incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange on December 7, 2010.

(3)	Incorporated by reference from Amendment No. 2 to our registration statement filed on Form S-1 with the Securities and Exchange Commission on September 2, 2009.

(4)	Incorporated by reference from Exhibit 2 to Preliminary Information Statement on Schedule 14C filed with the Securities and Exchange Commission on December 23, 2010.

(5)	Incorporated by reference From Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange on August 18, 2014.

(6)	Incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 19, 2011.

(7)	Incorporated by referenced from our Current Report on Form 8-K filed with the Securities and Exchange Commission on November 3, 2014.

(8)	Incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2013.

(9)	Incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 2, 2012.

(10)	Incorporated by reference from our Current Report on Form 8-K filed with the Securities and Commission on April 27, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

	By:	/s/Weng Kung Wong
Weng Kung Wong
Chief Executive Officer

Date: September 19, 2017

