Form 10-K
period 2017-10-31
PRIME GLOBAL CAPITAL GROUP Inc
filed 2018-01-30
CIK 1462047

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).       Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
Emerging growth company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Approximate aggregate market value of the voting stock held by non-affiliates of the registrant as of April 28, 2017, based upon the closing sale price reported by the Over-the-Counter Bulletin Board on that date: US$64,101,983.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding at January 24, 2018
Common Stock, US$.001 par value per share	512,682,393 shares

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

On September 27, 2010, we filed a report on Form 8-K disclosing the sale to certain accredited investors on September 21, 2010, of an aggregate of 1,500,000 shares of our Common Stock at a per share price of US$0.10, or US$150,000 in the aggregate, in accordance with the terms and conditions of certain subscription agreements made with such investors. The Company received net proceeds of approximately US$145,000 from the sale of the shares which were used for general corporate purposes. The shares were sold pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder. Weng Kung Wong, who was appointed our Chief Executive Officer and director on November 15, 2010, purchased 375,000 shares of our Common Stock in this transaction.

Change in Control, Disposition of Smart Home Business, Acquisition of UHT and Name Change

On November 15, 2010, we consummated the sale to certain accredited investors of an aggregate of 80,000,000 shares of our Common Stock at a per share price of US$0.01, or US$800,000 in the aggregate, in accordance with the terms and conditions of certain subscription agreements made with such investors. The Company received net proceeds of approximately US$795,000 from the sale of the shares which were used for general corporate purposes. The shares were sold pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended and Regulation D promulgated thereunder. Weng Kung Wong, our Chief Executive Officer and director, purchased an additional 12,750,000 shares of our Common Stock in this transaction.

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

On December 6, 2010, we consummated a share exchange, or the Share Exchange, pursuant to which Wooi Khang Pua and Kok Wai Chai, or the UHT Shareholders, transferred to us all of the issued and outstanding shares of Union Hub Technology Sdn. Bhd., or UHT, a company organized under the laws of Malaysia and engaged in the design, development and operation of technologies to enable a community of users to engage in social networking, research and e-commerce on a mobile platform, in exchange for the issuance of 16,500,000 shares of our common stock, par value US$0.001 per share, or the Common Stock. As a result of our acquisition of UHT, we became involved in the m-commerce business. The Share Exchange was made pursuant to the terms of a Share Exchange Agreement, or the Exchange Agreement, by and among the Company, the UHT Shareholders and UHT. As result of the Share Exchange, UHT became our wholly owned subsidiary. We relied on the exemption from registration pursuant to Section 4(2) of, and Regulation D and/or Regulation S promulgated under, the Securities Act of 1933, as amended, or the Securities Act, in issuing the UHT Shares. Mr. Chai is a director of UHT and beneficially owns 4.85% of our issued and outstanding common stock.

Concurrently with the Share Exchange, we sold to Up Pride Investments Limited, a British Virgin Islands limited liability company owned by David Gunawan Ng, and Magicsuccess Investments Limited, a British Virgin Islands limited liability company owned by Stella Wai Yau, all of the issued and outstanding securities of HTL for cash consideration of US$20,000. In connection with the sale, Mr. Ng and Ms. Yau, our former founders and executive officers, resigned from their positions on our board of directors. Our smart home business was conducted through HTL, and as result of the sale, we ceased our smart home business operations. The sale of HTL securities was made pursuant to the terms of a Common Stock Purchased Agreement, or the Common Stock Purchase Agreement, by and among the Company, HTL, Up Pride Investments Limited and Magicsuccess Investments Limited. We relied on the exemption from registration pursuant to Section 4(2) of, and Regulation D and/or Regulation S promulgated under, the Securities Act of 1933, as amended, or the Securities Act, in selling the HTL securities.

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

On February 8, 2011, we consummated the sale to 19 of our of existing accredited stockholders of an aggregate of 400,000,000 shares of its common stock, par value US$0.001, at a per share price of US$0.01, or US$4,000,000 in the aggregate, in accordance with the terms and conditions of certain subscription agreements made with such stockholders. Weng Kung Wong, our Chief Executive Officer and director, participated in the transaction and purchased 32,300,000 shares of our common stock on the same terms and conditions as the other stockholders.

The per share closing prices of our common stock and the per share purchase prices paid by our investors on each placement date are described below:

	Subscription Purchase Price	Closing Price
February 8, 2011	US$0.01	US$0.41
November 15, 2010	US$0.01	US$0.55
September 21, 2010	US$0.10	US$0.40

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

3

Current Business Operations

Current Corporate Structure

A chart of our current corporate structure is set forth below:

* Denvoursuisse Sdn. Bhd., an unaffiliated third party, owns 10% of PGCG Assets and 5% of VSSB.

During fiscal year 2017, we operated two business segments: (i) our oil palm and durian plantation business; and (ii) our real estate business. Our oil palm and durian plantation business is operated through Virtual Setup Sdn. Bhd., or VSSB, and our real estate business is primarily operated through PGCG Assets Holdings Sdn. Bhd., or PGCG Assets, and Dunford Corporation Sdn. Bhd.

In December 2014, we discontinued our software business in Malaysia and concentrate our resource to develop the real estate business. No revenue or expenses were incurred in the software business during the years ended October 31, 2017 and 2016.

During the last two fiscal years, each of our business segments accounted for the amount and percentage of net revenue set forth below:

	October 31, 2017		October 31, 2016
	Net Revenue	% of Net Revenue	Net Revenue	% of Net Revenue
Plantation	162,040	12.8%	108,516	6.6%
Real Estate	1,103,481	87.2%	1,538,211	93.4%

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

Management and Operation of Oil Palm Plantation

We cultivate FFBs on our 463 acres oil palm plantation and sell them to third party oil mill processors located within Malaysia. These oil mill processors extract, refine and resell the palm oil. These byproducts of the refinery process are thereafter sold to other manufacturers further downstream to produce various derivative products.

We directly manage our oil palm and durian plantation. The Board expects to monitor its plantation operations in the near future to determine whether the Company will continue with direct operations, enter into another contracting arrangement or sell the oil palm plantation.

If our cultivation operations expand, we may consider building or acquiring one or more oil mills to extract and sell CPO and PKO from FFB cultivated on our own plantation and on smaller local plantations.

Management believes that the value of its oil palm and durian plantation has increased since its acquisition, and while it has not pursued any discussions or received any formal offers regarding the sale of its plantation, it may also consider selling in the future if a sale would maximize return to its investors.

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

We believe that prices of our oil palms are linked to prices in the fuel sector. As fuel prices increase, we would expect the prices of our oil palm to also increase. Similarly, we would expect falling crude prices to exercise a downward pressure on oil palm prices. We further believe that the current financial condition and the growing nexus between crude oil prices and vegetable oil prices brought on by the increased reliance on oils for biofuels will exacerbate the pricing volatility and uncertainty already inherent in our industry.

Because we do not exert significant pricing power over our products, we expect margin expansion to occur through more cost effective manufacturing processes or by way of value addition, branding and retail packaging. We do not, however, have any current plans to brand our products or to seek retail customers.

Our Durian Orchard

We commenced planting premium durian, of the “Musang King” variety, in the first quarter of 2014. With over 200 varieties, durian is regarded by many people in Southeast Asia as the "king of fruits" with the “Musang King” variety being one of the best. Durian fruit can grow as large as 30 centimetres (12 in) long and 15 centimetres (6 in) in diameter, and it typically weighs one to three kilograms (2 to 7 lb). Its shape ranges from oblong to round, the colour of its husk green to brown, and its flesh pale yellow to red, depending on the species. Durian trees have one or two fruiting periods per year, although the timing may vary depending on the species, cultivars, and localities. A typical durian tree can bear fruit after four or five years. The durian fruit can hang from any branch and matures roughly three months after pollination. As of the date of this report, we have replanted approximately 180 acres of our oil palm plantation land with premium durian trees of the “Musang King” variety. We planted approximately 35 trees per acre and anticipate an average production of 50 grade A fruits per tree for each of the two harvesting seasons per year.

We have used the latest planting technology in 2016, which we hope will reduce the maturity time of the durian tree from 5 years to 3 years. We expect durian trees planted on 130 acres to begin to bear fruit by 2019 at the latest. Accordingly, we do not expect revenue from our durian orchard until calendar year 2019. At this time, we do not expect our durian orchard to exceed 180 acres in the near future.

Premium Durian Pricing

Prices of durians are relatively high as compared with other fruits. In Singapore, the strong demand for high quality cultivars such as the D24(Sultan), and Musang King (Mao Shan Wang) has resulted in typical retail prices of between US$5 to US$10 per kilogram of whole fruit. With an average weight of about 1.5 kilograms (3.3 lb), a durian fruit would therefore cost about US$8 to US$15. The edible portion of the fruit, known as the aril and usually referred to as the "flesh" or "pulp", only accounts for about 15–30% of the mass of the entire fruit. There are no formal written statistics on premium durian of the Musang King variety.

Description of Our Real Estate Business

Our real estate business operations consist of the acquisition, development, management, operation and sale of commercial and residential real estate properties located in Malaysia, primarily in Kuala Lumpur and Selangor. We anticipate generating revenues through sales of developed properties and from rental income from our commercial properties. Developed property sales may include sale of condominium units, individual villas and bungalows at our future Shah Alam 2 Eco Residential Development project located in Selangor, Malaysia. We may also sell properties under development, undeveloped properties or commercial properties, if opportunities arise that we believe will maximize overall asset values.

Real Estate Market Conditions in Malaysia

We believe that Malaysia’s property market has been subdued in 2017 and based on industry experts from Malaysia, the same is expected in 2018. However, these industry experts also believe that the recent development of the LRT/MRT train lines which enhances connectivity to Greater Klang Valley including Seremban, Rawang and Klang will bode well for the residential and commercial property markets. We believe that Malaysia has a young demographic, with 80% of Malaysians below the age of 50. We believe that demand for housing will increase as more young adults enter the workforce and begin family formation.

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

Our Commercial Real Estate Holdings

We generate rental income from our 12 story and 15 story commercial properties and anticipate generating income from the sale of developed properties. As of October 31 2017, 5 of the 12 stories of our 12 story building have been leased to tenants at market rates. We expect to generate approximately US$140,000 of gross rental income on an annualized basis from our 12 story building based upon full occupancy of our 12 story building at prevailing market rates. We are actively attempting to lease our 5 vacant units. The remaining two stories are occupied by us and serve as our corporate headquarters.

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

The Rental Agreement operates on thirty sequential renewable one year terms, with the current term expiring November 30, 2017. Provided that there are no existing breaches by Le Apple, we will be required to renew the lease for additional one-year terms up to twenty nine times, for a maximum aggregate term of thirty years. Our current monthly rental rate is RM400,000 (approximately US$92,085). The monthly rental rate shall be increased every three years at an increment rate of 5% to 10% of the current monthly rental rate, or shall be based on the prevailing market rate, whichever is lower. Our current rate represents a decrease from our initial monthly rental rate of RM550,000 due to unfavorable market conditions

In the event we elect to sell the premises, we are required to offer Le Apple a right of first refusal to purchase the premises at a mutually agreed upon price in accordance with the terms of the Rental Agreement. If the premises are sold to a third party other than Le Apple, the Rental Agreement shall be assumed by such purchaser.

The foregoing description of the Rental Agreement is qualified in its entirety by reference to the Rental Agreement, which is filed as Exhibit 10.2 to this Annual Report and incorporated herein by reference.

If the business of our tenant is adversely affected, we will be required to seek replacement tenants. There can be no assurance that the business of our tenant will continue for the term of the lease or that we will be able to find a replacement tenant if our tenant is no longer able to meet its lease obligations. If we are unable to lease out the premise, our operating results may be materially and adversely affected. We expect demand for commercial property to remain steady and positive for 2018. As a result, we do not anticipate significant challenges in leasing out our 12 story and 15 story commercial buildings.

Development Activities. We hold a 99-year leasehold interest to 21.8921 hectares (54.10 acres) of vacant development land, or the Land, and two parcels of vacant land aggregating approximately 31 acres, or the Dunford Parcels, all located in Selangor, Malaysia. We intend to develop the Land into the Shah Alam 2 Eco Residential Development project and hope to develop the Dunford Parcels into the Bandar Sungai Long High Grade Villas Community project. For better cash flow planning, we have strategized that the development of our Bandar Sungai Long High Grade Villas Community project will commence once we have successfully sold Phase 1 and Phase 2 of the Shah Alam 2 Eco Residential Development project. If we are not able to successfully develop, market and sell our Shah Alam 2 Eco Residential Development project, our ability to complete all or any portion of our Bandar Sungai Long High Grade Villas Community Project may be affected.

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

If completed, we expect our Shah Alam 2 Eco Residential Development project to comprise of the following:

Types of property	Total Block(s)	Floor(s)/ Units per floor / Land size	Total Unit(s)	Planned Built-up area (sq. ft.)
2-Storey Boulevard Shop offices		22ft x 75ft / 22ft x 78ft / 20ft x 70ft	86	2,500 to 2,900
Stratified Affordable Shops		20ft x 35ft	18	700

High Rise Apartments	2	11 floor X 12 units
Type A			21	1,200
Type B			21	1,100
Type C			125	1,000
Type D			83	800

Affordable Apartments (Type B)	1		172	750
Affordable Apartments (Type C)	1		173	900

Landed Homes :-
2 ½ - Storey Superlink Homes	-	22ft x 75ft	119	2,500
2 - Storey Link Homes	-	20ft x 70ft	30	1,600
2 - Storey Cluster Semi-Detached Homes	-	30ft x 60ft	136	1,800
2 - Storey Cluster Semi-Detached Homes	-	30ft x 55ft	16	1,650
2 - Storey Semi-Detached Homes	-	40ft x 65ft	24	1,900
2 - Storey Bungalow Homes	-	80ft – 90ft x 60ft	6	2,600

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

As of October 31, 2017, we had cash and cash equivalents of US$294,261. We believe that we will need approximately RM5 to RM10 million (equivalent to US$1.2 to US$2.4 million) in the aggregate to market, promote and complete construction of our Shah Alam 2 Eco Residential Development Project. We hope to finance such costs through the combination of loans, funds from ongoing building sales and operating capital.

Moneylenders License

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

Major Customers

We generated net revenues of US$1,265,521 during the fiscal year ended October 31, 2017. Our real estate business accounted for approximately 87% of our net revenue in Malaysia. We are not a party to any long-term agreements with our customers.

During the fiscal years ended October 31, 2017, and 2016, the following customer accounted for 10% or more of our total net revenues:

		Year ended October 31, 2017			October 31, 2017
	Business segment	Revenues		Percentage of revenues	Trade accounts receivable
Le Apple Boutique Hotel (KLCC) Sdn. Bhd.	Real estate	US$	1,079,700	85%	US$	104,036

		Year ended October 31, 2016			October 31, 2016
	Business segment	Revenues		Percentage of revenues	Trade accounts receivable
Le Apple Boutique Hotel (KLCC) Sdn. Bhd.	Real estate	US$	1,501,818	91%	US$	104,924

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

During the fiscal year ended October 31, 2017, there is no vendor accounted for 10% or more of our purchase.

During the fiscal years ended October 31, 2016, the following vendors accounted for 10% or more of our purchases:

	Business segment	Year ended October 31, 2016
		Purchase		Percentage of purchase
SJC Agro Trading	Plantation	US$	4,715	13%

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

We believe that our competitive position will depend on our ability to mitigate volatility and uncertainty in our industry. We hope to achieve this by obtaining economies of scale, developing vendor relationships, obtaining and maintaining protection of our intellectual property, recruiting and retaining qualified personnel and securing adequate capital resources. While we expect to compete primarily on the basis of pricing and vendor relationships, we believe that the diversion of palm oil for use as biofuels will offer us an opportunity to achieve and sustain an acceptable margin of return for the foreseeable future.

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

Our oil palm plantation and durian orchard business is subject to seasonality in the growing cycles, procurement, and transportation. Price variations and availability of raw agricultural commodities may cause fluctuations in our working capital levels. In addition, these seasonal trends will likely cause fluctuations in our quarterly results, including fluctuations in sequential revenue growth rates.

Insurance

We maintain property, business interruption and casualty insurance which we believe is in accordance with customary industry practices in Malaysia, but we cannot predict whether this insurance will be adequate to fully cover all potential hazards incidental to our business.

Employees

As of October 31, 2017, we had 9 employees in Malaysia, all of which are full-time. Our employees are in the following principal areas:

Administrative / Finance – 3

Management– 3

Plantation operations – 3

All of our employees are located in Malaysia and are primarily focused on our real estate businesses. None of our employees are members of a trade union. We believe that we maintain good relationships with our employees, and have not experienced any strikes or shutdowns and have not been involved in any labor disputes.

We are required to make contributions under a defined contribution pension plan for all of our eligible employees in Malaysia. We are required to contribute a specified percentage of the participants’ relevant income based on their ages and wages level. The total contributions made were US$21,521 and US$29,303, for the years ended October 31, 2017, and 2016, respectively.

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

15 Story Bank Loan

Effective October 31, 2014, PGCG Assets accepted the Letter of Offer from the Bank of China (Malaysia) Berhad for a credit facility (the “Loan”) consisting of a revolving line of credit, or the RC, in the amount of RM15,000,000 (approximately US$3,576,964) and a term loan, or the TL, in the amount of RM40,000,000 (approximately US$9,538,571), for an aggregate of RM55,000,000 (approximately US$13,115,535). The Loan was used to pay off our existing loan with Hong Leong Bank Berhad on our 15 story commercial building located at No. 160, Jalan Ampang, 50450 Kuala Lumpur, Malaysia and to provide working capital for PGCG Assets. The Loan is secured by the 15-story commercial office building in Kuala Lumpur, Malaysia, deed of assignment of rental proceeds over the rights and interest to the rental of the 15-story commercial office building and is personally guaranteed by Weng Kung Wong, our Chief Executive Officer and Director, and also guaranteed by Union Hub Technology Sdn. Bhd., our wholly owned subsidiary (“UHT”). The loan is also secured by a debenture incorporating fixed and floating charge for RM55 million plus interest thereon over the assets of PGCG Assets.

Outstanding principal amounts due under the TL accrue interest at a rate of 1.00% per annum above the Base Lending Rate, which is currently 7.60% per annum. The TL is repayable in monthly installments of RM476,898 (approximately US$112,760), including interest, over a period of 120 months and will mature in 2024. As of October 31, 2017, US$7.4 million was outstanding under the TL.

As of October 31, 2017, US$3.5 million was outstanding under the RC. Outstanding principal amounts due under the RC accrue interest at a rate of 1.50% per annum above the bank’s cost of fund applicable at such time. At the end of each calendar quarter, outstanding amounts due under the RC shall be repaid in full or, subject to the lender’s consent and the satisfaction of certain additional requirements, rolled over to the next quarter at the end of each calendar quarter.

As a condition of the Loan, PGCG Assets was required to increase its paid up capital account to RM50,000,000. Accordingly, PGCG Assets made a Bonus Issue of an additional 48,000,000 shares of its common stock on a pro rata basis to its shareholders in proportion to the number of shares held by such shareholders, by way of capitalizing its Capital Surplus.

12 Story Bank Loan

In May 2013, PGCG Assets obtained a loan in the aggregate amount of RM9,840,000 (approximately US$2,346,488) from RHB Bank Berhad, a financial institution in Malaysia to finance the acquisition of a twelve story office building property, which bears interest at a rate of 1.90% per annum below the lending rate, with an monthly instalment of RM57,769 (approximately US$13,659), including interest, variable rate quoted by the bank, with 288 monthly installments over a period of 24 years and will mature in 2037. The loan is secured by the 12-story commercial office building “Megan Avenue” in Kuala Lumpur, Malaysia and is personally guaranteed by our director and Chief Executive Officer, Weng Kung Wong, the director of UHT, our subsidiary, Kok Wai Chai and UHT.

The foregoing descriptions of the loan agreements with each of Bank of China (Malaysia) Berhad and RHB Bank Berhad are qualified in their entirety by reference to the loan agreements, which are filed as Exhibits 10.3 through and including 10.6 to this Annual Report and incorporated herein by reference.

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

Not applicable.

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

	Price Range
	High		Low
Fiscal 2017
First quarter	US$	0.52	US$	0.10
Second quarter		0.65		0.10
Third quarter		0.20		0.10
Fourth quarter		0.15		0.10
Fiscal 2016
First quarter	US$	1.01	US$	0.12
Second quarter		0.12		0.01
Third quarter		1.01		0.01
Fourth quarter		1.00		0.26

Our common stock is quoted on the Over the Counter Bulletin Board under the symbol PGCG. As of January 24, 2018, the closing price of our securities was US$0.10.

(b)  Approximate Number of Holders of Common Stock

As of January 24, 2018, there were approximately 2341 shareholders of record of our common stock. Such number does not include any shareholders holding shares in nominee or “street name”.

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

(e)  Recent Sales of Unregistered Securities

The information set forth below describes our issuance of securities without registration under the Securities Act of 1933, as amended, during the year ended October 31, 2017, that were not previously disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K: None.

ITEM 6.  Selected Financial Data.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This discussion summarizes the significant factors affecting the operating results, financial condition, liquidity and cash flows of the Company and its subsidiaries for the fiscal years ended October 31, 2017 and 2016. The discussion and analysis that follow should be read together with the section entitled “Forward Looking Statements” and our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this annual report on Form 10-K.

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

Currency and exchange rate

Unless otherwise noted, all currency figures quoted as “U.S. dollars”, “dollars” or “US$” refer to the legal currency of the United States. References to “MYR” or “RM” are to the Malaysian Ringgit, the legal currency of Malaysia. Throughout this report, assets and liabilities of the Company’s subsidiaries are translated into U.S. dollars using the exchange rate on the balance sheet date. Revenue and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income within the statement of stockholders’ equity.

Overview

During the fiscal year 2017, we operated in two business segments: (i) our oil palm and durian plantation business; and (ii) our real estate business. Our oil palm and durian plantation business is operated through Virtual Setup Sdn. Bhd., or VSSB, and our real estate business is primarily operated through PGCG Assets Holdings Sdn. Bhd., or PGCG Assets, and Dunford Corporation Sdn Bhd.

Summarized financial information regarding each revenue generating segment for the year ended October 31, 2017 is as follows:

	Year ended October 31, 2017
	Plantation Business		Real Estate Business		Corporate		Total

Revenues, net	US$	162,040	US$	1,128,178	US$	–	US$	1,290,218
Less: inter-company revenues		–		(24,697)		–		(24,697)
Revenues from external customers		162,040		1,103,481		–		1,265,521
Cost of revenues		(61,652)		(566,663)		–		(628,315)
Gross profit		100,388		536,818		–		637,206
Depreciation		8,454		475,141		(416)		483,179
Net income (loss)		12,991		(575,373)		(397,687)		(960,069)
Total assets		5,927,877		38,278,866		312,963		44,519,706
Expenditure for long-lived assets	US$	276	US$	–	US$	2,924	US$	3,200

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

We are focused on the maintenance and operation of our oil palm and durian plantation in Malaysia. We believe that the value of our oil palm and durian plantation has increased since its acquisition, and while we have not pursued any discussions or received any formal offers regarding the sale of our plantation, we may consider sales offers in the future if a sale would maximize return to our investors.

We commenced planting premium durian, of the “Musang King” variety, in the first quarter of calendar year 2014. As of the date of this report, we have replanted approximately 180 acres of our oil palm with premium durian trees. We planted an average of 35 trees per acre and anticipate an average production of 50 grade A fruits per tree for each of the two harvesting seasons per year.

We have used the latest planting technology in 2016, which we hope will reduce the maturity time of the durian tree from 5 years to 3 years. We expect that the durian trees planted on 130 acres will begin to fruit by 2019 at the latest. Accordingly, we do not expect revenue from our durian orchard until calendar year 2019. At this time, we do not expect our durian orchard to exceed 180 acres in the near future.

Challenges From Our Real Estate Operations

Commercial Buildings

We generate rental income from our 12 story and 15 story commercial properties and anticipate generating income from the sale of developed properties. As of the date of this report, 5 of the 12 stories of our 12 story building have been leased to tenants at market rates. We are actively attempting to lease our 5 vacant units. We occupy the remaining two stories as our corporate headquarters.

Our 15 story building is fully leased to Le Apple which operates a boutique hotel on the premises. The Rental Agreement has an initial term of one (1) year commencing December 1, 2013 and expiring November 30, 2014. Provided that there are no existing breaches by Le Apple, we will be required to renew the lease for additional one-year terms up to twenty-nine years, for a maximum aggregate term of thirty years. Our current monthly rental rate is RM400,000 (approximately US$92,085), The monthly rental rate shall be increased every three years at an increment rate of 5% to 10% of the current monthly rental rate, or shall be based on the prevailing market rate, whichever is lower. Our current rate represents a decrease from our initial monthly rental rate of RM550,000 due to unfavorable market conditions.

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

We believe that we will require approximately RM5 to RM10 million in the aggregate to market, promote and complete construction of our Shah Alam 2 Eco Residential Development Project. To mitigate our development risk, on July 1, 2016, we entered into a MOU with YTB to jointly develop our Puncak Alam land. The parties agreed to terminate the MOU on February 15, 2017. As a result, we plan to develop, market, promote and complete the construction on our own. As at the date of this report, clearing of the land for development is underway. We hope to begin construction in the fourth calendar quarter of 2019 and complete construction by the end of calendar 2021. We believe that we will require approximately RM5 to RM10 million in the aggregate to market, promote and complete construction of each phase of our Shah Alam 2 Eco Residential Development Project.

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

We continue to maintain a cautious but positive outlook for the residential market based upon Malaysia’s stable employment outlook, growth in household income, formation of new households, and increased demand for affordable residential property for first time home buyers. Developers such as us are facing challenges of inconsistent supply and high cost of labor, increased costs of building materials (such as cement and steel bars) and general increased costs of doing business. Our market is also sensitive to changes in lending rates and lending requirements as many homebuyers rely on financing to make purchases. As a result, government or bank policies that result in increased interest rates and or stricter lending requirements may adversely affect the sales of our developed properties.

Results of Operations

As of October 31, 2017, we suffered from continuous operating loss from prior years and working capital deficit of US$5,318,524. Our continuation as a going concern is dependent upon improving our profitability and the continuing financial support from our stockholders or other capital sources. Management believes that the continuing financial support from the existing shareholders and external financing will provide the additional cash to meet our obligations as they become due.

These consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

The following table sets forth certain operational data for the years indicated:

	Fiscal Years Ended October 31,
	2017		2016
Total net revenues	US$	1,265,521	US$	1,646,727
Plantation business		162,040		108,516
Real estate		1,103,481		1,538,211
Total cost of revenue		(628,315)		(630,418)
Plantation business		(61,652)		(35,585)
Real estate		(566,663)		(594,833)
Gross profit		637,206		1,016,309
Plantation business		100,388		72,931
Real estate		536,818		943,378
General and administrative expenses		(594,662)		(626,395)
Other income, net (expense)		(922,010)		(1,047,898)
Income tax expense		(80,603)		(253,538)
Net loss		(960,069)		(911,522)

Comparison of the fiscal years ended October 31, 2017 and October 31, 2016

Net Revenue. We generated net revenue of US$1,265,521 and US$1,646,727 for the fiscal years ended October 31, 2017 and 2016, respectively, with our oil palm and durian plantation and real estate businesses accounting for 13% and 87% of the net revenue, respectively, for the fiscal year ended October 31, 2017. For the fiscal year ended October 31, 2016, our oil palm and durian plantation and real estate businesses accounted for approximately 7% and 93% of net revenue, respectively.

Our oil palm and durian plantation business experienced a 49% increase with net revenue increasing from US$108,516 for the year ended October 31, 2016, to US$162,040 for the same period ended October 31, 2017. We contracted out the management and operation of our oil palm plantation from September 2015 to September 2016, and utilized 130 acres of the land for durian plantation and earned rental income. Revenue from our plantation business for the year ended October 31, 2017, increased primary due to the termination of such management arrangement in September 2016 with BJ Bentong and our resultant direct management of our oil palm and durian plantation.

Our real estate business experienced a 28% decrease in revenue from US$1,538,211 for the year ended October 31, 2016, to US$1,103,481 for the same period ended October 31, 2017. The decrease in our real estate revenue is attributable to the decrease in rental income from both the twelve story and fifteen story buildings.

Cost of Revenue. Cost of revenue as a percentage of net revenue was approximately 50%, or US$628,315, for the fiscal year ended October 31, 2017, with real estate and plantation sales accounting for approximately 51% and 38%, respectively, of the respective net revenue. Cost of revenue for the year ended October 31, 2016 was US$630,418. Cost of revenue as a percentage of net revenue for the year ended October 31, 2016 was approximately 38%, with real estate and plantation sales accounting for approximately 39% and 33%, respectively, of the respective net revenue.

Gross Profit. We achieved a gross profit of US$637,206 for the fiscal year ended October 31, 2017, as compared to US$1,016,309 for the fiscal year ended October 31, 2016, with real estate rental income and plantation sales accounting for approximately 84% and 16%, respectively of total gross profit. The decrease in gross profit is primarily attributable to the change in our plantation business model and lower rental income on our commercial properties.

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

General and Administrative Expenses (“G&A”). We incurred G&A expenses of US$594,662 for the fiscal year ended October 31, 2017, representing a decrease of 5%, as compared to US$626,395 for the fiscal year ended October 31, 2016. The decrease in G&A is primarily attributable to lower staff cost in fiscal 2017.

G&A as a percentage of net revenue was approximately 47% and 38% for the fiscal years ended October 31, 2017 and 2016, respectively. As a general matter, we expect our G&A to increase in the foreseeable future as we acquire real estate or other businesses and assets.

Other Expense, net. We incurred net other expenses of US$922,010 for the fiscal year ended October 31, 2017, as compared to US$1,047,898 for the fiscal year ended October 31, 2016. The decrease is attributable primarily to a decrease in interest rate charged on our bank loans. Our net other expenses for the years ended October 31, 2017 and 2016 consisted primarily of interest expense on our bank loans. In fiscal 2017 and 2016, we recorded an impairment of US$55,685 and US$135,597 on our investments, resulting from the other-than-temporary decline in their fair value.

Income Tax Expense. We recorded income tax expenses of US$80,603 and US$253,538 for the fiscal years ended October 31, 2017 and 2016, respectively. In fiscals 2017 and 2016, we recorded under-accrual of estimated Malaysian income tax of US$948 and US$9,692, respectively, for previous years. The Malaysian income tax in fiscals 2017 and 2016 was mainly related to the rental income being taxed as a non-business source pursuant to the Malaysian income tax rules.

Liquidity and Capital Resources

As of October 31, 2017, we had cash and cash equivalents of US$294,261, accounts receivable of US$154,619 and incurred a net loss of US$960,069 for fiscal 2017.

As of October 31, 2016, we had cash and cash equivalents of US$685,876, accounts receivable of US$137,207 and incurred a net loss of US$911,522 for fiscal 2016.

Our ratio of current assets to current liabilities was 0.12:1 and 0.19:1 as of October 31, 2017 and 2016, respectively.

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

Going Concern Uncertainties

Our continuation as a going concern is dependent upon improving our profitability and the continuing financial support from our stockholders. Our sources of capital in the past have included the sale of equity securities, which include common stock sold in private transactions and public offerings, capital leases and short-term and long-term debts. In fiscal 2015, we obtained new short-term bank borrowings of US$4.0 million. In fiscal year 2014, we raised approximately US$6.7 million from sales of the securities of our subsidiaries. While we believe that we will obtain external financing and the existing shareholders will continue to provide the additional cash to meet our obligations as they become due, there can be no assurance that we will be able to raise such additional capital resources on satisfactory terms. We believe that our current cash and other sources of liquidity discussed below are adequate to support operations for at least the next 12 months.

	Fiscal Year Ended October 31,
	2017		2016
Net cash used in operating activities	US$	(651,637)	US$	(162,076)
Net cash (used in) / provided by investing activities		(53,687)		1,685,549
Net cash provided by / (used in) financing activities		324,815		(1,691,179)

Net Cash Used In Operating Activities.

For the fiscal year ended October 31, 2017, net cash used in operating activities was US$651,637, which consisted primarily of a net loss (excluding non-cash depreciation and impairment on available-for-sale securities) of US$421,205 and an increase in accrued liabilities and other payables of US$83,839, offset by a decrease in income tax payable of US$285,008.

For the fiscal year ended October 31, 2016, net cash used in operating activities was US$162,076, which consisted primarily of a net loss (excluding non-cash depreciation and impairment on available-for-sale securities) of US$247,004 and a decrease in accrued liabilities and other payables of US$39,778.

We expect rental income from our real estate operations to stabilize once our two commercial properties are at or near full capacity. We expect to continue to rely on cash generated through financing from our existing shareholders and private placements of our securities, however, to finance our operations and future acquisitions.

Net Cash (Used In) / Provided By Investing Activities.

For the fiscal year ended October 31, 2017, net cash used in investing activities was US$53,687, which is primarily attributable to an increase in payments of plantation development costs of US$18,800, and an increase in construction in progress of US$35,601.

For the fiscal year ended October 31, 2016, net cash provided by investing activities was US$1,685,549, which is primarily attributable to a decrease in time deposits of US$1,731,975, offset by payments of plantation development costs of US$37,289.

We expect investing cash outflows to increase when we develop our durian plantation until the orchard matures and begins to generate revenues in 2019 at the earliest. We also expect investing cash outflows to increase due to expenditures associated with developing our residential projects.

Net Cash Provided By / (Used In) Financing Activities.

For the fiscal year ended October 31, 2017, net cash provided by financing activities was US$324,815 consisting primarily of proceeds from advances from Weng Kung Wong, our Chief Executive Officer and director, of US$1,128,465 and repayments on bank loans of US$800,547.

For the fiscal year ended October 31, 2016, net cash used in financing activities was US$1,691,179 consisting primarily of repayments of advances from Weng Kung Wong, our Chief Executive Officer and director, of US$924,780 and repayments on bank loans of US$764,215.

Off-Balance Sheet Arrangements

We have no outstanding off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. We do not engage in trading activities involving non-exchange traded contracts.

Contractual Obligations and Commercial Commitments

We had the following contractual obligations and commercial commitments as of October 31, 2017:

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	US$	US$	US$	US$	US$
Amount due to related parties	2,514,187	86,420	2,427,767	–	–
Commercial commitments
Bank borrowing repayment	13,031,232	4,421,437	1,950,202	2,262,000	4,397,593
Total obligations	15,545,419	4,507,857	4,377,969	2,262,000	4,397,593

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

Based upon the aforementioned criteria, the Company did not record any allowance for doubtful accounts for the years ended October 31, 2017 and 2016.

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

During the years ended October 31, 2017, and 2016, US$55,685 and US$135,597 of losses previously classified in other comprehensive losses were reclassified into earnings to recognize an other-than-temporary decline in fair value.

During the years ended October 31, 2017, and 2016, we invested in equity securities listed on Bursa Malaysia with a total cost of US$265,606 and escrow funds (which invested in equity securities listed in the U.S.) with a total cost of US$200,000. The Company entered into an escrow agreement with Peijin Wu Hoppe (“Hoppe”), our former director, to set up an escrow fund up to US$500,000 as a reserve to indemnify Hoppe from any claim of liability until July 29, 2022, the seventh year anniversary of the termination of Director Retainer Agreement, or any mutual agreement with Hoppe and us. The unrealized loss representing the change in fair value of US$55,737 and US$60,590 was charged against accumulated other comprehensive income for the years ended October 31, 2017 and 2016, respectively.

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

Property, plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which the assets become fully operational:

Categories	Location of properties	Expected useful life
Freehold plantation land and orchard	Oil palm and durian plantation in Malaysia	Indefinite, as per land titles
Leasehold land under development	Leasehold land in Puncak Alam, Malaysia	Remaining lease life of 88 years, as per land titles
Freehold land under development	Freehold land in Sungai Long, Cheras, Selangor, Malaysia	Indefinite, as per land titles
Freehold land and land improvement for rental purpose	Land portion of 15 story building in Kuala Lumpur, Malaysia	Indefinite, as per property titles
Building structure and improvements	Building structure of commercial buildings in Kuala Lumpur, Malaysia, including: 12 story building “Megan Avenue” and 15 story building	33 years
Office furniture and equipment		3-10 years
Motor vehicle		5 years

Expenditure for maintenance and repairs is expensed as incurred. The gain or loss on the disposal of property, plant and equipment is the difference between the net sales proceeds and the carrying amount of the relevant assets and is recognized in the statement of operations.

Deferred development costs for oil palm that had been capitalized as part of freehold plantation land and orchard were not amortized over the useful life of the oil palms since these costs were not separately identifiable from the cost of freehold plantation land and buildings when the whole oil palm plantation was purchased in July 2011.

Long-lived assets primarily include freehold plantation land and orchard, leasehold land held for development, freehold land and land improvement for rental purpose and building structure and improvements. In accordance with the provision of ASC Topic 360, “Impairment or Disposal of Long-Lived Assets”, we generally conduct our annual impairment evaluation to its long-lived assets, usually in the fourth quarter of each fiscal year, or more frequently if indicators of impairment exist, such as a significant sustained change in the business climate. The recoverability of long-lived assets is measured at the lowest level group. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There has been no impairment charge for the years presented.

We have separately identified the portion of freehold land and building structure, in which freehold land is not subject to amortization and buildings are to be amortized over 33 years on a straight-line method, based on applicable local laws and practice.

Policy for Capitalizing Development Cost

The cost of buildings and improvements includes the purchase price of property, legal fees and other acquisition costs. Costs directly related to planning, developing, initial leasing and constructing a property are capitalized and classified as Real Estate in the consolidated balance sheets. Capitalized development costs include interest, and other direct project costs incurred during the period of development. As of October 31, 2017 and 2016, there was no such capitalized interest.

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

We generally lease the units under operating leases with terms of two years or less. For the years ended October 31, 2017 and 2016, we have recorded US$1,103,481 and US$1,538,211, respectively, in lease revenue, based upon our annual rental over the life of the lease under operating lease, using the straight-line method in accordance with ASC Topic 970-605, “Real Estate – General – Revenue Recognition” (“ASC Topic 970-605”).

•	Rental concession

We lease store location and office spaces to the tenants under operating lease arrangements. The Company receives rental income from the real estates we own for a stated period of times. Rental income is recognized over the life of the operating lease agreement as it is earned in the period under ASC Topic 970-605. The typical leases contain initial terms of one to two years with renewal options and do not contain escalating rent amounts. Under the lease agreement of the 15 story building, the initial term of lease is one year. Provided that there are no existing breaches by the tenant, an irrecoverable annual renewal option is granted for up to twenty-nine years, with a maximum aggregate term of thirty years. Six-months’ rent-free period under the operating lease agreement is treated as long-term rent concession, which is being amortized as an offset to revenues collected over the term of the underlying lease of 30 years on a straight-line basis.

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

The functional currency of the Company is the United States Dollars (“US$”) and the accompanying financial statements have been expressed in US$, which is the reporting currency. In addition, we maintain our books and record in a local currency, Malaysian Ringgit (“MYR” or “RM”), and Hong Kong Dollars (“HK$”), which is functional currency as being the primary currency of the economic environment in which the entity operates.

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

Translation of amounts from the local currency of us into US$1 has been made at the following exchange rates for the respective years:

	As of and for the year ended October 31,
	2017	2016
Year-end HK$ : US$1 exchange rate	7.8098	7.7548
Yearly average HK$ : US$1 exchange rate	7.7736	7.7606
Year-end MYR : US$1 exchange rate	4.2293	4.1935
Yearly average MYR : US$1 exchange rate	4.3438	4.1217

•	Related parties

Parties, which can be a corporation or individual, are considered to be related if we have the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

•	Segment reporting

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with our internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. During the years ended October 31, 2017 and 2016, we operate in two reportable operating segments in Malaysia.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In July 2015, the FASB approved a one-year deferral of the effective date of the new revenue recognition standard. The amendments in ASU 2014-09 are effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The standard permits the use of either the retrospective or cumulative effect transition method. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606), Principal versus Agent Considerations (Reporting Revenue versus Net). In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606), Identifying Performance Obligations and Licensing. In May 2016, the FASB issued ASU 2016-11, Revenue from Contracts with Customers (Topic 606) and Derivatives and Hedging (Topic 815) - Rescission of SEC Guidance Because of ASU 2014-09 and 2014-16, and ASU 2016-12, Revenue from Contracts with Customers (Topic 606) - Narrow Scope Improvements and Practical Expedients. In December 2016, the FASB issued ASU2016-20; Technical Corrections and Improvements to Topic 606. These ASUs clarify the implementation guidance on a few narrow areas and adds some practical expedients to the guidance Topic 606. The Company is evaluating the effect the ASUs will have on its consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of these standards on our ongoing financial reporting.

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

In January 2017, the FASB issued Accounting Standards Update 2017-01; Business Combinations (Topic 805): Clarifying the Definition of a Business. The amendments in this ASU revises the definition of a business. To be considered a business, an acquisition would have to include, at a minimum, an input and a substantive process that together contribute to the ability to create outputs. The amendments in this ASU are effective for interim and annual periods beginning after December 15, 2017. The amendments in this Update should be applied prospectively on or after the effective date. No disclosures are required at transition. Early adoption is permitted. We do not expect that adoption of this ASU to have a material effect on our consolidated financial statements.

In January 2017, the FASB issued Accounting Standards Update 2017-04; Intangibles – Goodwill and Other (Topic350): Simplifying the Test for Goodwill Impairment. ASU 2017-04 eliminates Step 2 of the goodwill impairment test. As such, an entity will perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. The amendments in this ASU are effective for interim and annual goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We do not expect that adoption of this ASU to have a material effect on our consolidated financial statements.

In February 2017, FASB issued Accounting Standards Update 2017-05; Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets. The amendments in this ASU was issued to clarify the scope of ASC 610-20, including what constitutes an “in substance nonfinancial asset,” and provide guidance on partial sales of nonfinancial and in substance assets. The effective date and transition requirements for ASU 2017-05 are the same as the effective date and transition requirements of Topic 606, and must be applied at the same date that Topic 606 is initially applied, which is effective for interim and annual reporting periods beginning after December 15, 2017. Consistent with Topic 606, early adoption is permitted.

In February 2017, FASB issued Accounting Standards Update 2017-06; Plan Accounting: Defined Benefit Pension Plans (Topic 960), Defined Contribution Pension Plans (Topic 962), Health and Welfare Benefit Plans (Topic 965): Employee Benefit Plan Master Trust Reporting (a consensus of the Emerging Issues Task Force). The amendments in this ASU requires an employee benefit plan within the scope of Topic 960,1 962,2 or 9653 to present its interest in a master trust and the change in its interest in that master trust as single line items in the statement of net assets available for benefits and the statement of changes in net assets available for benefits, respectively. In addition, the amendments update and align the disclosure requirements for an interest in a master trust across Topics 960, 962, and 965. The amendments in this ASU are effective for interim and annual periods beginning after December 15, 2018. Early adoption is permitted. The amendments in the ASU should be adopted on a retrospective basis. We do not expect that adoption of this ASU to have a material effect on our consolidated financial statements.

In March 2017, FASB issued Accounting Standards Update 2017-07; Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The amendments in this ASU requires sponsors of benefits plans to present service cost in the same line item or items as other current employee compensation costs and present the remaining components of net benefit cost in one or more separate line items outside of income from operations (if that subtotal is presented), and limit the components of net benefit cost eligible to be capitalized (for example, as a cost of inventory or self-constructed assets) to service cost. The amendments in this ASU are effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted. These amendments are to be applied retrospectively for the presentation of service cost and other components of net benefit costs, and prospectively for the capitalization of service cost. We do not expect the adoption of this ASU to have a material effect on our consolidated financial statements.

In March 2017, FASB issued Accounting Standards Update 2017-08; Receivables—Non refundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. The amendments in this ASU shortens the amortization period for certain purchased callable debt securities held at a premium. Specifically, it requires the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount. The discount continues to be amortized to maturity. The amendments in this ASU are effective for interim and annual periods beginning after December 15, 2018. Early adoption is permitted. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. We do not expect the adoption of this ASU to have a material effect on our consolidated financial statements.

In May 2017, FASB issued Accounting Standards Update 2017-09; Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting. The amendments in this ASU amends the scope of modification accounting for share-based payment arrangements, provides guidance on the types of changes to the terms or conditions of share-based payment awards an entity is required to apply modification accounting under ASC 718. The amendments in this ASU are effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted. We do not expect the adoption of this ASU to have a material effect on our consolidated financial statements.

In May 2017, FASB issued Accounting Standards Update 2017-10; Service Concession Arrangements (Topic 853): Determining the Customer of the Operation Services (a consensus of the FASB Emerging Issues Task Force). The amendments in this ASU eliminates the current diversity in the determination of the identity of the “customer” in service concession arrangements. The customer will be the “grantor”, rather than any third-party users of the services provided by the operating entity. Further, the operating entity should expense the cost of major maintenance as incurred because the grantor’s infrastructure is not an asset of the operating entity. The amendments in this ASU is the same effective date for Topic 606 which is effective for interim and annual periods beginning after December 15, 2017. We do not expect that adoption of this ASU to have a material effect on our consolidated financial statements.

In July 2017, FASB issued Accounting Standards Update 2017-11; Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480): Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Non public Entities and Certain Mandatorily Redeemable Non controlling Interests with a Scope Exception. The guidance is intended to reduce the complexity associated with issuers’ accounting for certain financial instruments with characteristics of liabilities and equity. Specifically, a down round feature (as defined) would no longer cause a freestanding equity-linked financial instrument (or an embedded conversion option) to be accounted for as a derivative liability at fair value with changes in fair value recognized in current earnings. The amendments in this ASU are effective for interim and annual periods beginning after December 15, 2018. Early adoption is permitted. We do not expect the adoption of this ASU to have a material effect on our consolidated financial statements.

In August 2017, FASB issued Accounting Standards Update 2017-12; Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The guidance in this ASU will result in the simplification of certain accounting requirements for hedging activities, resolve hedge accounting practice issues that have arisen under the current guidance, and better align hedge accounting with an organization’s risk management activities. The amendments in this ASU are effective for interim and annual periods beginning after December 15, 2018. Early application is permitted in any interim period after issuance of the amendments for existing hedging relationships on the date of adoption. We do not expect the adoption of this ASU to have a material effect on our consolidated financial statements.

In December 2017, FASB issued Accounting Standards Update 2017-15; Codification Improvements to Topic 995, U.S. Steamship Entities: Elimination of Topic 995. The amendments in this ASU affect all entities that have unrecognized deferred taxes related to statutory reserve deposits that were made on or before December 15, 1992. Entities are required to recognize the unrecognized income taxes in accordance with Topic 740. The amendments in this ASU are effective for interim and annual periods beginning after December 15, 2018. Early adoption is permitted. We are currently assessing the potential impact of ASU 2017-15 on our financial statements and related disclosures.

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

ITEM 8.   Financial Statements and Supplementary Data.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Prime Global Capital Group Incorporated

We have audited the accompanying consolidated balance sheets of Prime Global Capital Group Incorporated and its subsidiaries (the “Company”) as of October 31, 2017, and the related consolidated statements of operations and comprehensive loss, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to examine management’s assertion about the effectiveness of the Company’s internal control over financial reporting as of 31 October 2017. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we do not express an opinion thereon. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and its subsidiaries as of October 31, 2017, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with the accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has a working capital deficiency, accumulated deficit from recurring net losses and significant short-term debt obligations maturing in less than one year as of October 31, 2017. All these factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 2 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ ShineWing Australia

ShineWing Australia

Melbourne, Australia

January 29, 2018

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Prime Global Capital Group Incorporated

We have audited the accompanying consolidated balance sheets of Prime Global Capital Group Incorporated and its subsidiaries (the “Company”) as of October 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive loss, changes in stockholders' equity and cash flows for the each of the two years in the period ended October 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

/s/ Centurion ZD CPA Limited

Centurion ZD CPA Limited

Hong Kong, China

February 10, 2017

PRIME GLOBAL CAPITAL GROUP INCORPORATED

CONSOLIDATED BALANCE SHEETS

(Amount expressed in United States Dollars (“US$”), except for number of shares)

	As of October 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$294,261	$685,876
Marketable securities, available-for-sale	221,198	279,042
Rental concession	26,009	26,231
Accounts receivable, net	154,619	137,207
Deposits and other receivables	24,742	27,763
Deferred tax assets	–	13,694
Total current assets	720,829	1,169,813

Rental concession, non-current	678,402	710,425
Deferred development costs	94,822	76,159
Construction in progress	304,956	270,683
Property, plant and equipment, net	42,720,697	43,584,772
TOTAL ASSETS	$44,519,706	$45,811,852

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$322	$15,778
Amount due to a related party	86,420	108,149
Rental deposits from tenants	409,963	408,329
Income tax payable	684,287	985,353
Short-term bank borrowings	3,501,799	3,576,964
Current portion of long-term bank loans	919,638	844,436
Current portion of obligation under finance lease	–	2,147
Deferred tax liabilities, current	6,242	6,558
Accrued liabilities and other payables	419,236	333,606
Total current liabilities	6,027,907	6,281,320

Long-term liabilities:
Long-term bank loans	8,609,795	9,550,320
Amount due to a director	2,427,767	1,279,196
Deferred tax liabilities	164,265	180,363
Obligation under finance lease	–	1,067
Total liabilities	17,229,734	17,292,266

Commitments and contingencies

Total equity:
Stockholders’ equity:
Preferred stock, US$0.001 par value; 100,000,000 shares authorized; no shares issued and outstanding	–	–
Common stock, US$0.001 par value; 1,000,000,000 shares authorized; 512,682,393 shares issued and outstanding	512,683	512,683
Additional paid-in capital	41,934,476	41,934,476
Accumulated other comprehensive loss	(11,187,912)	(10,918,664)
Accumulated deficit	(3,744,805)	(2,846,486)
Total stockholders’ equity	27,514,442	28,682,009
Non-controlling interests	(224,470)	(162,423)
Total equity	27,289,972	28,519,586
TOTAL LIABILITIES AND EQUITY	$44,519,706	$45,811,852

See accompanying notes to consolidated financial statements.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(Amount expressed in United States Dollars (“US$”), except for number of shares)

	Years ended October 31,
	2017		2016
Revenues, net:
Plantation business		$162,040		$108,516
Rental income		1,103,481		1,538,211
Total revenues, net		1,265,521		1,646,727

Cost of revenues		(628,315)		(630,418)

Gross profit		637,206		1,016,309

Operating expenses:
General and administrative		(594,662)		(626,395)

Income from operations		42,544		389,914

Other income (expense):
Gain on disposal of property, plant and equipment		1,803		–
Forgiveness of debts		25,949		–
Interest income		–		47,813
Interest expense		(894,998)		(977,097)
Other income		921		16,983
Impairment loss on available-for-sale securities		(55,685)		(135,597)

Loss before income taxes		(879,466)		(657,984)

Income tax expense		(80,603)		(253,538)

NET LOSS		$(960,069)		$(911,522)

Net loss attributable to non-controlling interests		61,750		45,171

Net loss attributable to the Company		$(898,319)		$(866,351)

Other comprehensive income (loss):
- Unrealized holding loss on available-for-sale securities		(55,737)		(60,590)
- Impairment loss on available-for-sale securities		55,685		135,597
- Foreign exchange adjustment		(269,196)		721,481

COMPREHENSIVE LOSS		$(1,167,567)		$(69,863)

Net loss per share – Basic and diluted:	$	*0.00	$	*0.00

Weighted average common stock outstanding – Basic and diluted		512,682,393		512,682,393

* Less than US$0.01 per share

See accompanying notes to consolidated financial statements.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amount expressed in United States Dollars (“US$”))

	Years ended October 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(960,069)	$(911,522)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment loss on available-for-sale securities	55,685	135,597
Forgiveness of debts	(25,949)	–
Depreciation	483,179	528,921
Gain on disposal of plant and equipment	(1,803)	–
Changes in operating assets and liabilities:
Accounts receivable	(18,084)	(22,403)
Rental concession	25,323	26,688
Deposits and other receivables	2,433	24,048
Accounts payable	(14,919)	16,038
Rental deposits from tenants	4,956	(24,262)
Income tax payable	(285,008)	125,202
Accrued liabilities and other payables	83,839	(39,778)
Deferred tax assets	13,694	(13,694)
Deferred tax liabilities	(14,914)	(6,911)
Net cash used in operating activities	(651,637)	(162,076)

Cash flows from investing activities:
Plantation development costs	(18,800)	(37,289)
Payment on construction in progress	(35,601)	(1,045)
Decrease in time deposits	–	1,731,975
Purchase of property, plant and equipment	(3,200)	(8,092)
Proceeds from disposal of plant and equipment	3,914	–
Net cash (used in) / provided by investing activities	(53,687)	1,685,549

Cash flows from financing activities:
Advances from / (Repayment to) a director	1,128,465	(924,780)
Repayments on long-term bank loans	(756,843)	(764,215)
Payments on finance lease	(3,103)	(2,184)
Repayment on revolving line of credit	(43,704)	–
Net cash provided by / (used in) financing activities	324,815	(1,691,179)

Foreign currency translation adjustment	(11,106)	16,788

NET CHANGE IN CASH AND CASH EQUIVALENTS	(391,615)	(150,918)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	685,876	836,794

CASH AND CASH EQUIVALENTS, END OF YEAR	$294,261	$685,876

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income tax	$376,391	$89,769
Cash paid for interest	$894,998	$981,776

See accompanying notes to consolidated financial statements.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Amount expressed in United States Dollars (“US$”), except for number of shares)

	Common stock		Additional	Accumulated other		Total PGCG	Non-	Total
	No. of		paid-in	income/	Accumulated	stockholders’	controlling	stockholders’
	Shares	Amount	capital	(loss)	deficit	equity	interests	equity
		$	$	$	$	$	$	$
Balance as of October 31, 2015	512,682,393	512,683	41,934,476	(11,715,152)	(1,980,135)	28,751,872	(115,210)	28,636,662
Net loss for the year	–	–	–	–	(866,351)	(866,351)	(45,171)	(911,522)
Unrealized loss on available-for-sale securities	–	–	–	(60,590)	–	(60,590)	–	(60,590)
Impairment loss on available-for-sale securities	–	–	–	135,597	–	135,597	–	135,597
Foreign currency translation adjustment	–	–	–	721,481	–	721,481	(2,042)	719,439

Balance as of October 31, 2016	512,682,393	512,683	41,934,476	(10,918,664)	(2,846,486)	28,682,009	(162,423)	28,519,586
Net loss for the year	–	–	–	–	(898,319)	(898,319)	(61,750)	(960,069)
Unrealized loss on available-for-sale securities	–	–	–	(55,737)	–	(55,737)	–	(55,737)
Impairment loss on available-for-sale securities	–	–	–	55,685	–	55,685	–	55,685
Foreign currency translation adjustment	–	–	–	(269,196)	–	(269,196)	(297)	(269,493)

Balance as of October 31, 2017	512,682,393	512,683	41,934,476	(11,187,912)	(3,744,805)	26,616,123	(224,470)	27,289,972

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

Concurrently, on December 6, 2010, the Company entered into and executed an agreement to sell its wholly-owned subsidiary, Home Touch Limited (a corporation organized under the laws of the Hong Kong Special Administrative Region), to the former founders and directors for US$20,000. Upon the completion of this sale, Mr. Ng and Ms. Yau, the former founders and executive officers, resigned from their positions on the board of directors.

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

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amount expressed in United States Dollars (“US$”), except for number of shares or stated otherwise)

Summary of the Company’s subsidiaries

	Name of entities	Place of incorporation	Date of incorporation	Issued capital	Nature of business

1.	Union Hub Technology Sdn. Bhd. (“UHT”)	Malaysia	February 22, 2008	100,000,000 issued shares of ordinary shares of MYR 1 each	Provision corporate service to group companies

2.	Power Green Investments Limited (“PGIL”)	British Virgin Islands	January 13, 2011	1 issued share of US$1 each	De-registered in May 2015

3.	PGCG Properties Investment Limited (“PPIL”)	British Virgin Islands	September 1, 2011	1 issued share of US$1 each	De-registered in May 2015

4.	Virtual Setup Sdn. Bhd. (“VSSB”)	Malaysia	July 19, 2010	4,000,000 issued shares of ordinary shares of MYR 1 each	Operation of oil palm and durian plantation

5.	PGCG Assets Holdings Sdn. Bhd. (“PGCG Assets”)	Malaysia	March 21, 2012	50,000,000 issued shares of ordinary shares of MYR 1 each	Investment in land & buildings

6.	PGCG Development Sdn. Bhd. (“PGCG Development”)	Malaysia	March 21, 2012	250,000 issued shares of ordinary shares of MYR 1 each	Inactive operation

7.	PGCG Plantations Sdn. Bhd. (“PGCG Plantation”)	Malaysia	October 4, 2011	2 issued shares of ordinary shares of MYR 1 each	Holding company of VSSB

8.	Max Trend International Limited (“Max Trend”)	Hong Kong	August 19, 2010	2 issued shares of ordinary shares of HK$ 1 each	Inactive operation, de-registration in process

9.	Dunford Corporation Sdn. Bhd	Malaysia	October 4, 1990	242,000 issued shares of ordinary shares of MYR 1 each	Property holding land

10.	Impiana Maksima Sdn. Bhd.	Malaysia	March 15, 2013	2 issued shares of ordinary shares of MYR 1 each	Property development

11.	PGCG Constructions Sdn. Bhd.	Malaysia	April 16, 2013	2 issued shares of ordinary shares of MYR 1 each	Construction of properties

12.	Fiesta Senada Sdn. Bhd.	Malaysia	November 28, 2012	2 issued shares of ordinary shares of MYR 1 each	Inactive operation

13.	Havana Avenue Sdn. Bhd.	Malaysia	April 4, 2014	2 issued shares of ordinary shares of MYR 1 each	Inactive operation

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

For the year ended October 31, 2017, the Company reported a net loss of US$960,069 and working capital deficit of US$5,307,078 as of October 31, 2017. The Company had accumulated deficit of US$3,744,805 as of October 31, 2017 from recurring losses and significant short-term debt obligations maturing in less than one year (notes 7 and 8). These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

	As of October 31,
	2017	2016

Cash and bank balances held by financial institutions located in Malaysia	$294,261	$685,876

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amount expressed in United States Dollars (“US$”), except for number of shares or stated otherwise)

•	Accounts receivable

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

Based upon the aforementioned criteria, the Company did not record any allowance for doubtful accounts for the years ended October 31, 2017 and 2016.

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

During the years ended October 31, 2017 and 2016, US$55,685 and US$135,597 of losses previously classified in other comprehensive losses were reclassified into earnings to recognize an other-than-temporary decline in fair value.

During the years ended October 31, 2017 and 2016, the Company invested in equity securities listed on Bursa Malaysia with a total cost of US$265,606 and escrow funds (which invested in equity securities listed in the U.S.) with a total cost of US$200,000. The Company entered into an escrow agreement with Peijin Wu Hoppe (“Hoppe”), the Company’s former director, to set up an escrow fund up to US$500,000 as a reserve to indemnify Hoppe from any claim of liability until July 29, 2022, the seventh year anniversary of the termination of Director Retainer Agreement, or any mutual agreement with the Company and Hoppe. The unrealized loss representing the change in fair value of US$55,737 and US$60,590 was charged against accumulated other comprehensive income (loss) for the years ended October 31, 2017 and 2016, respectively.

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

Property, plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational:

Categories	Location of properties	Expected useful life
Freehold plantation land and orchard	Oil palm and durian plantation in Malaysia	Indefinite, as per land titles
Leasehold land under development	Leasehold land in Puncak Alam, Malaysia	Remaining lease life of 88 years, as per land titles
Freehold land under development	Freehold land in Sungai Long, Cheras, Selangor, Malaysia	Indefinite, as per land titles
Freehold land and land improvement for rental purpose	Land portion of 15 story building in Kuala Lumpur, Malaysia	Indefinite, as per property titles
Building structure and improvements	Building structure of commercial buildings in Kuala Lumpur, Malaysia, including: 12 story building “Megan Avenue” and 15 story building	33 years
Office furniture and equipment		3-10 years
Motor vehicles		5 years

Expenditure for maintenance and repairs is expensed as incurred. The gain or loss on the disposal of property, plant and equipment is the difference between the net sales proceeds and the carrying amount of the relevant assets and is recognized in the statement of operations.

Long-lived assets primarily include freehold plantation land and orchard, leasehold land held for development, freehold land and land improvement for rental purpose and building structure and improvements. In accordance with the provision of ASC Topic 360, “Impairment or Disposal of Long-Lived Assets”, the Company generally conducts its annual impairment evaluation to its long-lived assets, usually in the fourth quarter of each fiscal year, or more frequently if indicators of impairment exist, such as a significant sustained change in the business climate. The recoverability of long-lived assets is measured at the lowest level group. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There has been no impairment charge for the years presented.

The Company has separately identified the portion of freehold land and building structure, in which freehold land is not subject to amortization and buildings are to be amortized over 33 years on a straight-line method.

Deferred development costs for oil palm that had been capitalized as part of freehold plantation land and orchard were not amortized over the useful life of the oil palms since these costs were not separately identifiable from the cost of freehold plantation land and buildings when the whole oil palm plantation was purchased in July 2011.

Policy for Capitalizing Development Cost

The cost of buildings and improvements includes the purchase price of property, legal fees and other acquisition costs. Costs directly related to planning, developing, initial leasing and constructing a property are capitalized and classified as Real Estate in the consolidated balance sheets. Capitalized development costs include interest, and other direct project costs incurred during the period of development. As of October 31, 2017 and 2016, there was no such capitalized interest.

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

(a)       Plantation sales

Revenue from the sale of oil palm fruits is recognized upon confirmation of the weight of fresh fruit bunches and shipment to the customer, when there is persuasive evidence of an arrangement, delivery has occurred and risk of loss has passed, the sales price is fixed or determinable at the date of sale, and collectibility is reasonably assured. For the years ended October 31, 2017 and 2016, sale of oil palm fruits was US$162,040 and US$14,986.

Pursuant to a 8-K filing on September 23, 2015, in order to concentrate on durian plantation, the Company suspended the direct operation of oil palm plantation and leased out the oil palm land to a third party, BJ Bentong Trading Company (“BJ”) under an operating lease for 30 months from September 21, 2015 to March 20, 2018. Pursuant to this tenancy agreement, the tenant is entitled to manage the plantation, harvest and sell oil palm fresh fruit bunches and receive all proceeds thereto. Rental income of US$ nil and US$93,530 was recognized for the year ended October 31, 2017 and 2016, respectively, and was included in revenue from plantation business.

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

During the year ended October 31, 2016, the Company recognized other income of US$16,983 from forfeiture of BJ’s deposit.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amount expressed in United States Dollars (“US$”), except for number of shares or stated otherwise)

The Company is currently directly managing its oil palm and durian plantation.

(b)       Rental income

The Company generally leases the units under operating leases with terms of two years or less. For the years ended October 31, 2017 and 2016, we have recorded US$1,103,481 and US$1,538,211, respectively, in lease revenue, based upon its annual rental over the life of the lease under operating lease, using the straight-line method in accordance with ASC Topic 970-605, “Real Estate – General – Revenue Recognition” (“ASC Topic 970-605”).

As of October 31, 2017, the commercial buildings for lease are as follows:

Name of Commercial building	Number of units (by floor)	Footage area (square feet)	Vacancy percentage
Megan Avenue	12	19,987	42%
Le Apple	15	91,848	0%

The Company expects to record approximately US$1.2 million in annual lease revenue under the operating lease arrangements in the next twelve months, through October 31, 2018.

•	Rental concession

The Company leases store location and office spaces to the tenants under operating lease arrangements. The Company receives rental income from the real estates it owns for a stated period of times. Rental income is recognized over the life of the operating lease agreement as it is earned in the period under ASC Topic 970-605. The typical leases contain initial terms of one to two years with renewal options and do not contain escalating rent amounts. Under the lease agreement with Le Apple, the initial term of lease is one year. Provided that there are no existing breaches by the tenant, an irrecoverable annual renewal option is granted for up to twenty-nine years, with a maximum aggregate term of thirty years. Six-months’ rent-free period under the operating lease agreement is treated as long-term rent concession, which is being amortized as an offset to revenues collected over the term of the underlying lease of 30 years on a straight-line basis.

	As of October 31,
	2017	2016
Rental concession:
Current portion	$26,009	$26,231
Non-current portion	678,402	710,425

Total	$704,411	$736,656

The estimated amortization on long-term rent concession in the next five years and thereafter is as follows:

Period ending October 31:
2018	$26,009
2019	26,009
2020	26,009
2021	26,009
2022	26,009
Thereafter	574,366

Total	$704,411

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amount expressed in United States Dollars (“US$”), except for number of shares or stated otherwise)

As of October 31, 2017, the minimum future rental receivables on the commercial properties to be collectible in the next five years and thereafter are as follows:

Period ending October 31:
2018	$1,163,053
2019	1,124,300
2020	1,108,930
2021	1,108,930
2022	1,108,930
Thereafter	23,379,953

Total	$28,994,096

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

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates for the respective years:

	As of and for the year ended October 31,
	2017	2016
Year-end HK$ : US$1 exchange rate	7.8098	7.7548
Yearly average HK$ : US$1 exchange rate	7.7736	7.7606
Year-end MYR : US$1 exchange rate	4.2293	4.1935
Yearly average MYR : US$1 exchange rate	4.3438	4.1217

•	Retirement plan costs

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

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. During the years ended October 31, 2017 and 2016, the Company operates in two reportable operating segments in Malaysia.

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

The following table summarizes information on the fair value measurement of the Company’s financial assets as of October 31, 2017 and 2016, measured at fair value, grouped by the categories described above:

	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
As of October 31, 2017
Marketable securities, available-for-sale	$221,198	$–	$–
As of October 31, 2016
Marketable securities, available-for-sale	$279,042	$–	$–

As of October 31, 2017 and 2016, the Company did not have any nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements, at least annually, on a recurring basis, nor did the Company have any assets or liabilities measured at fair value on a non-recurring basis.

•	Recent accounting pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In July 2015, the FASB approved a one-year deferral of the effective date of the new revenue recognition standard. The amendments in ASU 2014-09 are effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The standard permits the use of either the retrospective or cumulative effect transition method. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606), Principal versus Agent Considerations (Reporting Revenue versus Net). In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606), Identifying Performance Obligations and Licensing. In May 2016, the FASB issued ASU 2016-11, Revenue from Contracts with Customers (Topic 606) and Derivatives and Hedging (Topic 815) - Rescission of SEC Guidance Because of ASU 2014-09 and 2014-16, and ASU 2016-12, Revenue from Contracts with Customers (Topic 606) - Narrow Scope Improvements and Practical Expedients. In December 2016, the FASB issued ASU2016-20; Technical Corrections and Improvements to Topic 606. These ASUs clarify the implementation guidance on a few narrow areas and adds some practical expedients to the guidance Topic 606. The Company is evaluating the effect the ASUs will have on its consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of these standards on our ongoing financial reporting.

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

In January 2017, the FASB issued Accounting Standards Update 2017-01; Business Combinations (Topic 805): Clarifying the Definition of a Business. The amendments in this ASU revises the definition of a business. To be considered a business, an acquisition would have to include, at a minimum, an input and a substantive process that together contribute to the ability to create outputs. The amendments in this ASU are effective for interim and annual periods beginning after December 15, 2017. The amendments in this Update should be applied prospectively on or after the effective date. No disclosures are required at transition. Early adoption is permitted. We do not expect that adoption of this ASU to have a material effect on our consolidated financial statements.

In January 2017, the FASB issued Accounting Standards Update 2017-04; Intangibles – Goodwill and Other (Topic350): Simplifying the Test for Goodwill Impairment. ASU 2017-04 eliminates Step 2 of the goodwill impairment test. As such, an entity will perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. The amendments in this ASU are effective for interim and annual goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We do not expect that adoption of this ASU to have a material effect on our consolidated financial statements.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amount expressed in United States Dollars (“US$”), except for number of shares or stated otherwise)

In February 2017, FASB issued Accounting Standards Update 2017-05; Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets. The amendments in this ASU was issued to clarify the scope of ASC 610-20, including what constitutes an “in substance nonfinancial asset,” and provide guidance on partial sales of nonfinancial and in substance assets. The effective date and transition requirements for ASU 2017-05 are the same as the effective date and transition requirements of Topic 606, and must be applied at the same date that Topic 606 is initially applied, which is effective for interim and annual reporting periods beginning after December 15, 2017. Consistent with Topic 606, early adoption is permitted.

In February 2017, FASB issued Accounting Standards Update 2017-06; Plan Accounting: Defined Benefit Pension Plans (Topic 960), Defined Contribution Pension Plans (Topic 962), Health and Welfare Benefit Plans (Topic 965): Employee Benefit Plan Master Trust Reporting (a consensus of the Emerging Issues Task Force). The amendments in this ASU requires an employee benefit plan within the scope of Topic 960,1 962,2 or 9653 to present its interest in a master trust and the change in its interest in that master trust as single line items in the statement of net assets available for benefits and the statement of changes in net assets available for benefits, respectively. In addition, the amendments update and align the disclosure requirements for an interest in a master trust across Topics 960, 962, and 965. The amendments in this ASU are effective for interim and annual periods beginning after December 15, 2018. Early adoption is permitted. The amendments in the ASU should be adopted on a retrospective basis. We do not expect that adoption of this ASU to have a material effect on our consolidated financial statements.

In March 2017, FASB issued Accounting Standards Update 2017-07; Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The amendments in this ASU requires sponsors of benefits plans to present service cost in the same line item or items as other current employee compensation costs and present the remaining components of net benefit cost in one or more separate line items outside of income from operations (if that subtotal is presented), and limit the components of net benefit cost eligible to be capitalized (for example, as a cost of inventory or self-constructed assets) to service cost. The amendments in this ASU are effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted. These amendments are to be applied retrospectively for the presentation of service cost and other components of net benefit costs, and prospectively for the capitalization of service cost. We do not expect the adoption of this ASU to have a material effect on our consolidated financial statements.

In March 2017, FASB issued Accounting Standards Update 2017-08; Receivables—Non refundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. The amendments in this ASU shortens the amortization period for certain purchased callable debt securities held at a premium. Specifically, it requires the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount. The discount continues to be amortized to maturity. The amendments in this ASU are effective for interim and annual periods beginning after December 15, 2018. Early adoption is permitted. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. We do not expect the adoption of this ASU to have a material effect on our consolidated financial statements.

In May 2017, FASB issued Accounting Standards Update 2017-09; Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting. The amendments in this ASU amends the scope of modification accounting for share-based payment arrangements, provides guidance on the types of changes to the terms or conditions of share-based payment awards an entity is required to apply modification accounting under ASC 718. The amendments in this ASU are effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted. We do not expect the adoption of this ASU to have a material effect on our consolidated financial statements.

In May 2017, FASB issued Accounting Standards Update 2017-10; Service Concession Arrangements (Topic 853): Determining the Customer of the Operation Services (a consensus of the FASB Emerging Issues Task Force). The amendments in this ASU eliminates the current diversity in the determination of the identity of the “customer” in service concession arrangements. The customer will be the “grantor”, rather than any third-party users of the services provided by the operating entity. Further, the operating entity should expense the cost of major maintenance as incurred because the grantor’s infrastructure is not an asset of the operating entity. The amendments in this ASU is the same effective date for Topic 606 which is effective for interim and annual periods beginning after December 15, 2017. We do not expect that adoption of this ASU to have a material effect on our consolidated financial statements.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amount expressed in United States Dollars (“US$”), except for number of shares or stated otherwise)

In July 2017, FASB issued Accounting Standards Update 2017-11; Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480): Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Non public Entities and Certain Mandatorily Redeemable Non controlling Interests with a Scope Exception. The guidance is intended to reduce the complexity associated with issuers’ accounting for certain financial instruments with characteristics of liabilities and equity. Specifically, a down round feature (as defined) would no longer cause a freestanding equity-linked financial instrument (or an embedded conversion option) to be accounted for as a derivative liability at fair value with changes in fair value recognized in current earnings. The amendments in this ASU are effective for interim and annual periods beginning after December 15, 2018. Early adoption is permitted. We do not expect the adoption of this ASU to have a material effect on our consolidated financial statements.

In August 2017, FASB issued Accounting Standards Update 2017-12; Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The guidance in this ASU will result in the simplification of certain accounting requirements for hedging activities, resolve hedge accounting practice issues that have arisen under the current guidance, and better align hedge accounting with an organization’s risk management activities. The amendments in this ASU are effective for interim and annual periods beginning after December 15, 2018. Early application is permitted in any interim period after issuance of the amendments for existing hedging relationships on the date of adoption. We do not expect the adoption of this ASU to have a material effect on our consolidated financial statements.

In December 2017, FASB issued Accounting Standards Update 2017-15; Codification Improvements to Topic 995, U.S. Steamship Entities: Elimination of Topic 995. The amendments in this ASU affect all entities that have unrecognized deferred taxes related to statutory reserve deposits that were made on or before December 15, 1992. Entities are required to recognize the unrecognized income taxes in accordance with Topic 740. The amendments in this ASU are effective for interim and annual periods beginning after December 15, 2018. Early adoption is permitted. We are currently assessing the potential impact of ASU 2017-15 on our financial statements and related disclosures.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

4.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	As of October 31,
	2017	2016
Freehold plantation land and orchard	$7,845,805	$7,845,805
Leasehold land under development	4,276,764	4,276,764
Freehold land under development	18,091,173	18,091,173
Freehold land and land improvement for rental purpose commercial building	15,191,123	15,191,123
Building structure and improvements	15,857,410	15,857,410
Office furniture, fixture and equipment	129,159	125,959
Motor vehicles	162,300	173,811
Foreign translation difference	(16,395,642)	(16,009,829)
	45,158,092	45,552,216
Less: accumulated depreciation	(2,940,952)	(2,457,773)
Less: foreign translation difference	503,557	490,329
Property, plant and equipment, net	$42,720,697	$43,584,772

Depreciation expense for the years ended October 31, 2017 and 2016 amounted to US$483,179 and US$528,921, respectively.

As of October 31, 2017 and 2016, the Company has one motor vehicle under finance lease with a carrying value of US$ nil and US$3,378, respectively.

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

During the course of the Company’s strategic review of its operations, the Company assessed the recoverability of the carrying value of its property, plant and equipment. The impairment charge, if any, represented the excess of carrying amounts of the Company’s property, plant and equipment over the fair values of the assets. The Company believes that there was no impairment of its property, plant and equipment for the years ended October 31, 2017 and 2016.

5.	AMOUNT DUE TO RELATED PARTIES

	As of October 31,
	2017	2016
Current portion:
Amount due to a related party, unsecured, interest-free and repayable on demand
Mr. Chai Kok Wai, a director of UHT	$86,420	$–
Mr. Pua Wooi Khang, a former director of UHT	–	108,149

Non-current portion:
Amount due to a related party, unsecured, interest-free and not expected to be repaid in the next twelve months
Mr. Weng Kung Wong, the Company’s director	$2,427,767	$1,279,196

During the year ended October 31, 2017, the related party loan to Mr. Pua Wooi Khang was re-assigned to Mr. Chai Kok Wai, a director of UHT because Mr. Pua Wooi Kang was no longer a director of UHT.

6.	ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consist of the following:

	As of October 31,
	2017	2016

Accrued operating expenses	$107,781	$118,670
Accrued interest expense	–	54,775
Potential tax penalty liability (Note 12)	135,000	135,000
Other payable	176,455	25,161
	$419,236	$333,606

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amount expressed in United States Dollars (“US$”), except for number of shares or stated otherwise)

7.	LONG-TERM BANK LOANS

	As of October 31,
	2017	2016
Bank loans from financial institutions in Malaysia,
Bank of China (Malaysia) Berhad	$7,432,487	$8,213,970
RHB Bank Berhad	2,096,946	2,180,786
	9,529,433	10,394,756
Less: current portion	(919,638)	(844,436)
Bank loans, net of current portion	$8,609,795	$9,550,320

15 Story Bank Loan

In December 2012, the Company, through PGCG Assets obtained a loan in the principal amount of RM41,000,000 from Hong Leong Bank Berhad, a financial institution in Malaysia to finance the acquisition of a fifteen story office building property, which bears interest at a rate of 1.75% per annum over the lending rate, variable rate quoted by the bank, with 180 monthly installments over a period of 15 years and will mature on January 31, 2028. The outstanding amount was fully repaid by a new loan of RM40,000,000 refinanced by Bank of China (Malaysia) Berhad in December 2014, which bears interest at a rate of 1% per annum over the lending rate, currently 6.60% per annum, with 120 monthly installments of RM476,898 each (including interests) over a period of 10 years or until full settlement and will mature in December 2024.

The loan from Bank of China (Malaysia) Berhad is secured by the first party charge over 15-story commercial office building in Kuala Lumpur, Malaysia, deed of assignment of rental proceeds over the rights and interest to the rental of the 15-story commercial office building and is personally guaranteed by the director and chief executive officer of the Company, Mr. Weng Kung Wong and a subsidiary of the Company, UHT. The loan is also secured by a debenture incorporating fixed and floating charge for RM55 million plus interest thereon over the assets of PGCG Assets. The cost of funds was 7.60% and 7.85% per annum for the years ended October 31, 2017 and 2016.

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

The loan is secured by the 12-story commercial office building “Megan Avenue” in Kuala Lumpur, Malaysia and is personally guaranteed by the director and chief executive officer of the Company, Mr. Weng Kung Wong and a director of the Company’s subsidiary, Mr. Kok Wai Chai and a subsidiary of the Company, UHT. The cost of funds was 4.70% per annum for the year ended October 31, 2017 (2016: 4.95% per annum).

As of October 31, 2017, the minimum future payments of the aggregate bank loans in the next five years and thereafter are as follows:

Year ending October 31:
2018	$919,638
2019	938,984
2020	1,011,219
2021	1,089,059
2022	1,172,941
Thereafter	4,397,592

Total:	$9,529,433

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amount expressed in United States Dollars (“US$”), except for number of shares or stated otherwise)

8.	SHORT-TERM BANK BORROWINGS

The revolving line of credit was granted concurrent with the term loans and pursuant to the same facility letter (see Note 7) by Bank of China (Malaysia) Berhad to the Company, which provided for up to RM15,000,000 (equal to US$3,576,964) for its working capital purpose. The line bears interest at an annual rate of 1.5% above the bank’s cost of funds on a daily basis. The line is repayable on demand or at rollover options of 1, 3, 6 & 12 months. The effective interest rate was 5.30% and 5.11% per annum for the year ended October 31, 2017 and 2016, respectively.

9.	OBLIGATION UNDER FINANCE LEASE

The Company purchased a motor vehicle under a finance lease agreement with the effective interest rate of 3.70% per annum, due through April 8, 2018, with principal and interest payable monthly. The obligation under the finance lease is as follows:

	As of October 31,
	2017	2016

Finance lease	$–	$3,808
Less: interest expense	–	(594)

Net present value of finance lease	$–	$3,214

Current portion	$–	$2,147
Non-current portion	–	1,067

Total	$–	$3,214

10.	STOCKHOLDERS’ EQUITY

As of October 31, 2017 and 2016, the number of shares of the Company’s common stock issued and outstanding was 512,682,393 shares. There are no shares of preferred stock issued and outstanding.

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

The following table sets forth the computation of basic and diluted net loss per share attributable to Prime Global Capital Group Incorporated stockholders:

	Years ended October 31,
	2017		2016
Basic and diluted net loss attributable to Prime Global Capital Group Incorporated stockholders:
Numerator:
- Net loss attributable to Prime Global Capital Group Incorporated stockholders	$(898,319)		$(866,351)

Denominator:
Weighted average shares outstanding attributable to Prime Global Capital Group Incorporated stockholders – Basic and diluted	512,682,393		512,682,393

Net loss per share attributable to Prime Global Capital Group Incorporated stockholders – Basic and diluted	$(0.00	)*	$(0.00	)*

* Denotes less than US$0.01 per share

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amount expressed in United States Dollars (“US$”), except for number of shares or stated otherwise)

12.	INCOME TAXES

The local (United States) and foreign components of loss before income taxes were comprised of the following:

	Years ended October 31,
	2017	2016
Tax jurisdictions from:
– Local	$(127,622)	$(150,884)
– Foreign, representing:
Malaysia	(751,844)	(507,100)
Loss before income taxes	$(879,466)	$(657,984)

Provision for income taxes consisted of the following:

	Years ended October 31,
	2017	2016
Current:
– Local	$–	$–
– Foreign, representing:
Malaysia	78,654	274,142

Deferred:
– Local	–	–
– Foreign	1,949	(20,604)
Income tax expense	$80,603	$253,538

The effective tax rate in the years presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. During the years presented, the Company has a number of subsidiaries that operates in different countries and is subject to tax in the jurisdictions in which it subsidiaries operate, as follows:

United States of America

PGCG is registered in the State of Nevada and is subject to United States of America tax law. As of October 31, 2017 and 2016, the operations in the United States of America incurred US$870,029 and US$646,189, respectively of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carry forwards begin to expire in 2031, if unutilized. As of October 31, 2017, the Company has provided for a full valuation allowance of US$304,510 (2016: US$226,166) against the deferred tax assets on the expected future tax benefits from the net operating loss carry forwards as the management believes it is not likely that these assets will not be realized in the future.

The Company has adopted ASC 740-10 “Accounting for Income Taxes” and recorded a liability for an uncertain income tax position, tax penalties and any imputed interest thereon. The amount, recorded as an obligation in accrued liabilities and other payables, is US$135,000 at October 31, 2017 and 2016 in respect of potential tax penalty of the late filing of IRS return and, if recognized, will affect the Company’s effective tax rate.

Hong Kong

Max Trend is subject to Hong Kong Profits Tax, which is charged at the statutory income rate of 16.5% on its assessable income. No provision for income tax is required due to operating loss incurred. As of October 31, 2017, the Company has provided for a full valuation allowance against the deferred tax assets of US$ nil (2016:US$1,065) on the expected future tax benefits from the net operating loss carry forwards as the management believes it is not likely that these assets will be realized in the future.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amount expressed in United States Dollars (“US$”), except for number of shares or stated otherwise)

Malaysia

All of the Company’s subsidiaries operating in Malaysia are subject to the Malaysia Corporate Tax Laws at a progressive income tax rate of 18% (2016: 19%) (for Company with paid up capital not more than RM2.5 million and on the first RM 500,000 income) and 24% (2016: 24%) (on all income for Company with paid up capital more than RM2.5 million and on the remaining balance of income after the first RM500,000 income charged at 20% for Company with paid up capital not more than RM2.5 million) on the assessable income for its tax year. Any unutilized losses can be carried forward indefinitely to be utilized against income from any business source. As of October 31, 2017, the Company has provided for a full valuation allowance against the deferred tax assets of US$ nil (2016: US$227,729) on the expected future tax benefits from the net operating loss carry forwards as the management believes it is not likely that these assets will be realized in the future.

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

A reconciliation of loss before income taxes to the effective tax rate as follows:

	Years ended October 31,
	2017	2016

Loss before income taxes	$(751,844)	$(507,100)
Statutory income tax rate	24%	24%
Income tax at statutory tax rate	(180,442)	(121,704)

Tax effect of non-deductible expenses	60,649	58,675
Tax effect of different tax rate	–	3,092
Tax effect of non-business source rental income	199,448	240,062
Under-provision in prior years	948	9,692
Net operating loss	–	63,721
Income tax expense	$80,603	$253,538

In fiscal 2014, for Malaysian Tax purposes, rental income at “Megan Avenue” and “Le Apple” was deemed as a business source and income tax provision was calculated as such. During fiscals 2017 and 2016, the Company revisited the facts and circumstances and determined that rental income should be more appropriately taxed as a non-business source under Section 4(d) of the Income Tax Act.

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of October 31, 2017 and 2016:

	As of October 31,
	2017	2016
Deferred tax assets:
Capital loss	$–	$10,055
Accrued interest expenses	–	13,694
Net operating loss carry forwards
- United States of America	304,510	226,166
- Malaysia	–	221,223
- Hong Kong	–	1,065
Total deferred tax assets	304,510	472,203
Less: valuation allowance	(304,510)	(458,509)
Deferred tax assets	$–	$13,694

Deferred tax liabilities – current
Rental concession	$6,242	$6,558

Deferred tax liabilities – non-current
Property, plant and equipment	1,448	2,757
Rental concession	162,817	177,606
	$164,265	$180,363

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amount expressed in United States Dollars (“US$”), except for number of shares or stated otherwise)

13.	PENSION PLAN

The Company is required to make contribution on behalf of its employees under a government-mandated defined contribution pension scheme for its eligible full-time employees in Malaysia and the PRC. The Company is required to contribute a specified percentage of the participants’ relevant income based on their ages and wages level. The total contributions made by the Company were US$21,521 and US$29,303 for the years ended October 31, 2017 and 2016, respectively.

14.	SEGMENT INFORMATION

(a)	Business segment reporting

During the years ended October 31, 2017 and 2016, the Company operated two reportable business segments, as defined by ASC Topic 280:

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 3). The Company had no inter-segment sales for the years presented. Summarized financial information concerning the Company’s reportable segments is shown as below:

	Year ended October 31, 2017
	Plantation Business	Real Estate Business	Corporate	Total

Revenues, net	$162,040	$1,128,178	$–	$1,290,218
Less: inter-company revenues	–	(24,697)	–	(24,697)
Revenues from external customers	162,040	1,103,481	–	1,265,521
Cost of revenues	(61,652)	(566,663)	–	(628,315)
Gross profit	100,388	536,818	–	637,206

Depreciation	8,454	475,141	(416)	483,179
Net income (loss)	12,991	(575,373)	(397,687)	(960,069)
Total assets	5,927,877	38,278,866	312,963	44,519,706
Expenditure for long-lived assets	$276	$–	$2,924	$3,200

	Year ended October 31, 2016
	Plantation Business	Real Estate Business	Corporate	Total

Revenues, net	$108,516	$1,564,239	$–	$1,672,755
Less: inter-company revenues	–	(26,028)	–	(26,028)
Revenues from external customers	108,516	1,538,211	–	1,646,727
Cost of revenues	(35,585)	(594,833)	–	(630,418)
Gross profit	72,931	943,378	–	1,016,309

Depreciation	13,801	500,793	14,327	528,921
Net income (loss)	2,290	(525,696)	(388,116)	(911,522)
Total assets	5,957,293	39,523,026	331,533	45,811,852
Expenditure for long-lived assets	$7,764	$1,373	$–	$9,137

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

15.	CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)	Major customers

For the years ended October 31, 2017 and 2016, the customer who accounted for 10% or more of the Company’s revenues is presented as follows:

		Year ended October 31, 2017		October 31, 2017
	Business segment	Revenues	Percentage of revenues	Trade accounts receivable
Le Apple Boutique Hotel (KLCC) Sdn. Bhd.	Real estate	$1,079,700	85%	$104,036

		Year ended October 31, 2016		October 31, 2016
	Business segment	Revenues	Percentage of revenues	Trade accounts receivable
Le Apple Boutique Hotel (KLCC) Sdn. Bhd.	Real estate	$1,501,818	91%	$104,924

(b)	Major vendors

For the years ended October 31, 2017, there is no vendor accounted for 10% or more of the Company’s purchases.

For the years ended October 31, 2016, the vendor who accounted for 10% or more of the Company’s purchases is presented as follows:

	Year ended October 31, 2016		October 31, 2016
	Purchase	Percentage of purchase	Trade accounts payable
SJC Agro Trading	$4,715	13%	$–

All of the vendors are located in Malaysia.

(c)	Credit risk

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

(f)	Economic and political risk

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

As of October 31, 2017, the Company occupied its own building premises and has no significant future minimum rental payments due under various operating leases in the next twelve months.

(b)	Capital commitment

As of October 31, 2017, the Company does not have any significant capital commitments.

17.	SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after October 31, 2017 up through January 24, 2018 of these consolidated financial statements. During the period, the Company did not have any material recognizable subsequent events.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Effective July 17, 2017, we dismissed Centurion ZD CPA Limited, formerly known as DCAW (CPA) Limited (“Centurion CPA”), as our independent registered public accounting firm and engaged ShineWing Australia as our independent registered public accounting firm for the 2017 Fiscal Year.

The disclosure required under this section was previously reported as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, on a Current Reports on Form 8-K filed with the Securities and Exchange Commission on July 17, 2017.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our Chief Executive Officer, and Interim Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of October 31, 2017.

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

Changes in Internal Control over Financial Reporting

During the fourth quarter of fiscal 2017, there were no changes in the internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position
Weng Kung Wong	45	Chief Executive Officer, Interim Chief Financial Officer, Interim Secretary and Director
Maylee Gan Suat Lee	40	Director
Soo Choon Meng	49	Director

Weng Kung Wong, age 45, our Chief Executive Officer and Director since November 15, 2010, founded Mobile Wallet Sdn. Bhd., MWSB, one of the first Malaysian m-commerce companies, in 2004 and currently serves as its Executive Director and Chief Executive Officer. Prior to founding MWSB, Mr. Wong served as an Agency Unit Manager of MAA Insurance from April, 2001 to November, 2003. From January, 2000 to April, 2001, he was the Marketing Director of Spider Holding Sdn. Bhd., an herb products distribution company. Mr. Wong began his professional career in 1995 with Forever Living Products, a health products multilevel marketing company, where he spent four years in positions of accelerating responsibility in the areas of business development and marketing. Mr. Wong obtained a bachelor’s degree in Management Information Systems from the National Central University of Taiwan in 1995. As our Chief Executive Officer, Mr. Wong brings to our Board of Directors knowledge of our operations and history, business leadership, corporate strategy and entrepreneurial expertise.

Maylee Gan Suat Lee, age 40, joined our Board of Directors on April 1, 2016. She is currently the founder and senior partner of Messrs. Maylee Gan & Tai. Prior to founding her firm in 2008, Ms. Gan practiced at one of the top 5 legal firms in Malaysia, Lee Hishammuddin Allen & Gledhill from 2004 to 2008. Ms. Gan graduated with a Bachelor of Laws (Hons) degree from the University of London, England in 1999. She obtained her Certificate of Legal Practice in 2000 and has a Masters of Science in Information Technology (MSc IT) from the University of Staffordshire in 2004.

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

Soo Choon Meng, 49, joined our Board of Directors on August 1, 2017. He is is currently the Managing Proprietor of C.M.SOO Associates, an accounting and audit firm. Mr. Soo has served as a director of Galasys GLT Sdn. Bhd. since 2004, and has been responsible for the day to day running of the business. Mr. Soo also serves on the Board of Directors of various other private Malaysian and international companies that are in the field of property holding and investment holding. Mr. Soo is a Chartered Accountant by training, having qualified by completing the professional examination of the Chartered Association of Certified Accountants (UK) in June 1996, and received his membership of the Malaysian Institute of Accountants (Chartered Accountant) in February 1999 and admitted as a Fellow Member of the Chartered Association of Certified Accountants (UK) in July 2003. We believe that Mr. Soo will bring to the Board of Directors his expertise in financial and tax matters.

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

Board Committees

The members of each of our Compensation, Audit, and Nominations and Corporate Governance committees are comprised of our two independent directors Maylee Gan Suat Lee and Soo Choon Meng. Maylee Gan Suat Lee and Soo Choon Meng were appointed to serve as the Chairman or Chairperson, as applicable, of the Compensation Committee and the Nominations and Corporate Governance Committee, respectively. The Company current does not have an Audit Committee financial expert as defined in Item 407(d)(5) of Regulation S-K promulgated under the Securities Act but hopes to have one as its business develops. Copies of the charters for each of the Compensation, Audit and Nominations and Corporate Governance Committees are filed as Exhibits 99.1, 99.2 and 99.3, respectively.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended October 31, 2017, and up to the date of this Annual Report, our officers, directors and greater than 10% percent beneficial owners timely filed all reports required by Section 16(a) of the Securities Exchange Act.

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

Each of our named executive officers is eligible for consideration for a discretionary cash bonus. The Chief Executive Officer makes recommendations regarding bonus awards for the named executive officers and the Compensation Committee provides the bonus recommendation for the Chief Executive Officer. However, the Compensation Committee has sole and final authority and discretion in designating to whom awards are made, the size of the award, if any, and its terms and conditions. The bonus recommendation for each of the named executive officers depends on a number of factors, including (i) the performance of the Company for the year, (ii) the satisfaction of certain individual and corporate performance measures, and (iii) other factors which the Compensation Committee may deem relevant. The Company did not award any cash bonuses during fiscal year 2017.

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

We have not timed nor do we plan to time our release of material non-public information for the purpose of affecting the value of executive compenstion.

Summary Compensation Table

The following summary compensation table sets forth the aggregate compensation we paid or accrued during the fiscal years ended October 31, 2017, and 2016 to (i) our Chief Executive Officer (principal executive officer), (ii) our Chief Financial Officer (principal financial officer), (iii) our three most highly compensated executive officers other than the principal executive officer and the principal financial officer who were serving as executive officers on October 31, 2017, whose total compensation was in excess of US$100,000, and (iii) up to two additional individuals who would have been within the two-other-most-highly compensated but were not serving as executive officers on October 31, 2017.

Name and Principal Position	Year	Salary (1)	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total(1)
Weng Kung Wong	2017	77,774	0	0	0	0	0	0	US$	77,774
Chief Executive Officer and President	2016	84,845	0	0	0	0	0	0	US$	84,845

Liong Tat Teh	2017	4,931	0	0	0	0	0	0	US$	4,931
Chief Financial Officer (2)	2016	32,809	0	0	0	0	0	0	US$	32,809

 ____________________________

(1)	All cash compensation was paid in Malaysian Ringgit, our functional currency. The Malaysian Ringgit was converted into United States Dollars using the exchange rate prevailing at the dates of payment at an average annualized rate of 4.3438 and 4.1217 for fiscal years ended October 31, 2017 and 2016, respectively.
(2)	Liong Tat Teh resigned from his position as Chief Financial Officer and Secretary effective November 14, 2016. Concurrently therewith, Weng Kung Wong, our Chief Executive Officer, was appointed to fill the vacancy created by Mr. Teh’s resignation.

Narrative disclosure to Summary Compensation Table

Mr. Wong is a party to an employment agreement with UHT, our subsidiary, dated July 19, 2011, or the Employment Agreement. Pursuant to the terms of the Employment Agreement, Mr. Wong will receive an annual base salary of MYR 337,836 or US$77,774. Effective January 2016. Weng Kung Wong, our Chief Executive Officer accepted a salary reduction of MYR4,000 per month.

Mr. Wong may terminate his employment agreement by giving two months prior written notice or, in lieu of such notice, electing to immediately terminate and receive a sum equal to two month salary. UHT may terminate each Employment Agreement by giving 24 hours prior written notice in the event of any gross misconduct, criminal activities committed by the employee, or serious default or breach by the employee of any terms of his employment agreement or the rules and regulations of UHT.

Mr. Wong also executed a noncompetition and nondisclosure agreement containing non-solicitation obligations that survive the termination of the agreement for a period of two years, confidentiality obligations and other obligations relating to employee inventions by Mr. Wong.

The foregoing descriptions of the Employment Agreement is qualified in its entirety by reference to such agreement which is filed as Exhibit 10.7 to this Annual Report and is incorporated herein by reference.

Our executive officers are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with their services on our behalf.

Equity Awards

There are no options, warrants or convertible securities outstanding. At no time during the last fiscal year with respect to any of any of our executive officers was there:

•	any outstanding option or other equity-based award repriced or otherwise materially modified (such as by extension of exercise periods, the change of vesting or forfeiture conditions, the change or elimination of applicable performance criteria, or the change of the bases upon which returns are determined);
•	any waiver or modification of any specified performance target, goal or condition to payout with respect to any amount included in non-stock incentive plan compensation or payouts;
•	any option or equity grant;
•	any non-equity incentive plan award made to a named executive officer;
•	any nonqualified deferred compensation plans including nonqualified defined contribution plans; or
•	any payment for any item to be included under All Other Compensation in the Summary Compensation Table.

Director Compensation Table

The following director compensation table sets forth the aggregate compensation we paid or accrued during the fiscal year ended October 31, 2017:

Name	Fees earned or paid in cash* (US$)		Stock awards (US$)	Option awards (US$)	Non-equity incentive plan compensation (US$)	Change in pension value and nonqualified deferred compensation earnings	All other compensation (US$)	Total (US$)
(a)	(b)		(c)	(d)	(e)	(f)	(g)	(h)
Maylee Gan Suat Lee	8,278	*	–	–	–	–	–	8,278

Ham Poh Chai **	1,381	*	–	–	–	–	–	1,381

Jeremy Chia Pei Chai ***	4,834	*	–	–	–	–	–	4,834

Soo Choon Meng ****	2,072	*	–	–	–	–	–	2,072

______________

*	All fees were paid in Malaysian Ringgit, our functional currency. The Malaysian Ringgit was converted into United States Dollars using the exchange rate prevailing at the dates of payment at an average annualized rate of 4.3438 for fiscal year ended October 31, 2017.

**	Ham Poh Chai resigned from his position as a director effective February 13, 2017.

***	Jeremy Chia Pei Chai was appointed to serve as a director effective February 13, 2017 and resigned from his position effective August 1, 2017.

****	Soo Choon Meng was appointed to serve as a director effective August 1, 2017.

Narrative disclosure to Director Compensation Table

During our fiscal year ended October 31, 2017, we did not provide compensation to any of our employee directors for serving as our director. We currently have no formal plan for compensating our employee directors for their services in their capacity as directors, although we may elect to issue stock options to such persons from time to time.

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

Compensation Committee Interlocks and Insider Participation

Maylee Gan Suat Lee and Soo Choon Meng served on our Compensation Committee during fiscal year ended October 31, 2017. During their tenure on our Board of Directors, Ham Poh Chai and Jeremy Chia Pei Chai served on our Compensation Committee. Ham Poh Chai and Jeremy Chia Pei Chai departed our Board effective February 13, 2017, and August 1, 2017, respectively.

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

Soo Choon Meng

ITEM 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of January 24, 2018 certain information with regard to the record and beneficial ownership of the Company’s common stock by (i) each person known to the Company to be the record or beneficial owner of more than 5% of the Company’s common stock, (ii) each director of the Company, (iii) each of the named executive officers, and (iv) all executive officers and directors of the Company as a group:

Name of Beneficial Owner	Amount (number of shares)	Percentage of Outstanding Shares of Common Stock
Weng Kung Wong (1)	54,811,085	10.69%
Maylee Gan Suat Lee (1)	0	%
Soo Choon Meng (1)	0	%
All executive officers and directors as a group (three persons)	54,811,085	10.69%

____________________________

*	Less than 1%.
(1)	Except as otherwise indicated, the address of each beneficial owner is c/o Prime Global Capital Group Incorporated, E-5-2, Megan Avenue 1, Block E, Jalan Tun Razak, 50400 Kuala Lumpur, Malaysia.
(2)	Applicable percentage ownership is based on 512,682,393 shares of common stock outstanding as of January 24, 2018, together with securities exercisable or convertible into shares of common stock within 60 days of January 24, 2018. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that a person has the right to acquire beneficial ownership of upon the exercise or conversion of options, convertible stock, warrants or other securities that are currently exercisable or convertible or that will become exercisable or convertible within 60 days of January 24, 2018 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the number of shares beneficially owned and percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

ITEM 13.   Certain Relationships and Related Transactions, and Director Independence.

Escrow Arrangement with Peijin Wu Hoppe

We are party to an escrow agreement dated July 7, 2014, with Peijin Wu Hoppe, our former director, pursuant to which we agreed to deposit One Hundred Thousand Dollars on an annual basis in an escrow account up to an aggregate of Five Hundred Thousand Dollars. The funds will be used to finance our indemnification obligations, if any, to Ms. Hoppe under our director retainer agreement with Ms. Hoppe. Unless earlier terminated in accordance with its terms, the escrow agreement expires upon the seventh anniversary of the termination of Ms. Hoppe’s director retainer agreement, or July 29, 2022.  Our legal counsel, Chen-Drake Law Group, PC serves as the escrow agent at an annual fee of US$3,000.

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

The foregoing description of the escrow agreement is qualified in its entirety by reference to such agreement, which is filed as Exhibit 10.8, to this Annual Report and is incorporated herein by reference.

Transactions With Weng Kung Wong, Wooi Khang Pua and Kok Wai Chai

As of October 31, 2017, we obtained from Wooi Khang Pua, UHT’s director, several unsecured, interest-free temporary advances made to the Company with the aggregate principal amount of US$86,420. The advances are repayable on demand.

As of October 31, 2017, we obtained from Weng Kung Wong, our Chief Executive Officer and director, several unsecured, interest-free advances which, together with prior advances, have an aggregate principal amount of approximately US$2,427,767. The advances are not expected to be repayable within the next twelve months.

We are parties to a loan from the Bank of China (Malaysia) Berhad consisting of a revolving line of credit, or the RC, in the amount of RM15,000,000 and a term loan, or the TL, in the amount of RM40,000,000, for an aggregate of RM55,000,000 in December 2014. This loan is personally guaranteed by Weng Kung Wong, our Chief Executive Officer and Director, and also guaranteed by UHT, our wholly owned subsidiary. The foregoing description of the loan with the Bank of China (Malaysia) Berhad is qualified in its entirety by reference to such agreement, which is filed as Exhibit 10.3, to this Annual Report and is incorporated herein by reference.

Weng Kung Wong and Kok Wai Chai also have jointly and severally guaranteed the repayment of the loans made by RHB Bank Berhad to PGCG Assets in the principal amount of RM9,840,000 in connection with the acquisition of its twelve story commercial building in Kuala Lumpur, Malaysia. The foregoing description of the loans with RHB Bank Berhad is qualified in its entirety by reference to such agreements, which are filed as Exhibits 10.4 through and including 10.7 to this Annual Report and are incorporated herein by reference

We have not adopted policies or procedures for approval of related person transactions but review them on a case-by-case basis. We believe that all related party transactions were on terms at least as favorable as we would have secured in arm’s-length transactions with third parties. Except as set forth above, we have not entered into any material transactions with any director, executive officer, and promoter, beneficial owner of five percent or more of our common stock, or family members of such persons.

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

	Years ended October 31,
	2017		2016

Audit fees (1)	US$	76,000	US$	79,000

Audit related fees (2)		12,000		28,000

Tax fees		–		–

All other fees		–		–

_________________________

(1)	Audit Fees represent fees for professional services billed and to be billed in connection with the audit of our consolidated annual financial statements, the audit of the effectiveness of internal control over financial reporting and review of the quarterly financial statements and internal controls over financial reporting, and audit services in connection with statutory or regulatory filings, consents or other SEC matters.

Crowe Horwath (HK) CPA Limited has billed us US$21,000 aggregate for the fiscal year ended October 31, 2016 for audit services rendered. Centurion ZD CPA Limited has billed us US$58,000 in the aggregate for the fiscal year ended October 31, 2017 for audit services rendered. ShineWing Australia has billed us US$76,000 in the aggregate for the fiscal year ended October 31, 2017 for audit services rendered.

(2)	Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.” In fiscal 2017 this category consisted of fees billed by CH Fiduciary Ltd in connection with compiling the Company’s financial statements for fiscal 2017 and fees billed by HKCMCPA Company Limited for fiscal 2016.

PART IV

ITEM 15.  Exhibits and Financial Statement Schedules.

The following documents are filed as part of this report:

(1)	Financial Statements

Financial Statements are included in Part II, Item 8 of this report.

(2)	Financial Statement Schedules

No financial statement schedules are included because such schedules are not applicable, are not required, or because required information is included in the consolidated financial statements or notes thereto.

(3)	Exhibits

Exhibit No.	Name of Exhibit
2.1	Articles of Exchange (1)
2.2	Share Exchange Agreement, dated December 6, 2010, by and between Home Touch Holding Company, on the one hand, and Union Hub Technology Sdn. Bhn., Wooi Khang Pua and Kok Wai Chai, on the other hand (2)
2.3	Share Exchange Agreement, dated January 26, 2009, by and between Home Touch Holding Company and Home Touch Limited (3)
3.1	Amended and Restated Articles of Incorporation (1)
3.2	Amended and Restated Bylaws (4)
4.1	Form of common stock certificate (1)
10.1	Common Stock Purchase Agreement, dated December 6, 2010, by and among Home Touch Holding Company, Home Touch Limited, Up Pride Investments Limited and Magicsuccess Investments Limited (2)
10.2	Tenancy Agreement, dated August 18, 2014, by and between PGCG Assets Holdings Sdn. Bhd. and Le Apple Boutique Hotel (KLCC) Sdn. Bhd. (5)
10.3	Letter of Offer issued by the Bank of China (Malaysia) Berhad to PGCG Assets Holdings Sdn. Bhd. effective October 31, 2014 (6)
10.4	Offer Letter dated March 26, 2013, issued by RHB Bank Berhad with respect to four banking facilities in the aggregate principal amount of up to RM 3,452,000 (7)
10.5	Offer Letter dated March 26, 2013, issued by RHB Bank Berhad with respect to two banking facilities in the aggregate principal amount of up to RM 1,680,000 (7)
10.6	Offer Letter dated March 26, 2013, issued by RHB Bank Berhad with respect to six banking facilities in the aggregate principal amount of up to RM 4,708,000 (7)
10.7	Letter of Appointment dated July 19, 2011, by and between Union Hub Technology Sdn. Bhd. and Weng Kung Wong (8)
10.8	Escrow Agreement dated July 7, 2014, by and among Chen-Drake Law Group, P.C. Prime Global Capital Group Incorporated, and Peijin Wu Hoppe (9)
14	Code of Business Conduct and Ethics (10)
21	List of Subsidiaries*
24	Power of Attorney*
31.1	Certification of Chief Executive Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.*
31.2	Certification of Chief Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
99.1	Charter to Compensation Committee (11)
99.2	Charter to Audit Committee (11)
99.3	Charter to Corporate Governance Committee (11)
99.4	Audit Committee Pre-Approval Procedures (9)
101.INS	XBRL Instance Document*
101.SCH	XBRL Schema Document*
101.CAL	XBRL Calculation Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*
101.LAB	XBRL Label Linkbase Document*
101.PRE	XBRL Presentation Linkbase Document*

_________________________

*	Filed herewith.
(1)	Incorporated by reference from our Quarterly Report on Form 10-Q filed with the Securities and Exchange on February 22, 2011.
(2)	Incorporated by reference from Exhibit 2.1 to Current Report on Form 8-K filed with the Securities and Exchange on December 7, 2010.
(3)	Incorporated by reference from Amendment No. 2 to our registration statement filed on Form S-1 with the Securities and Exchange Commission on September 2, 2009.
(4)	Incorporated by reference from Exhibit 2 to Preliminary Information Statement on Schedule 14C filed with the Securities and Exchange Commission on December 23, 2010.
(5)	Incorporated by reference From Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange on August 18, 2014.
(6)	Incorporated by referenced from our Current Report on Form 8-K filed with the Securities and Exchange Commission on November 4, 2014.
(7)	Incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2013.
(8)	Incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 19, 2011.
(9)	Incorporated by reference from our Annual Report on Form 10-K filed with the Securities and Exchange Commission on January 29, 2016.
(10)	Incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 2, 2012.
(11)	Incorporated by reference from our Current Report on Form 8-K filed with the Securities and Commission on April 27, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Prime Global Capital Group Incorporated
(Registrant)

By:	/s/Weng Kung Wong
Weng Kung Wong
Chief Executive Officer

Dated:	January 30, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Weng Kung Wong	Chief Executive Officer, Interim Chief Financial Officer,
Weng Kung Wong	Interim Secretary and Director	January 30, 2018
(Principal Executive Officer and Principal Financial Officer)

/s/ Maylee Gan Suat Lee* Maylee Gan Suat Lee	Director	January 30, 2018

/s/ Soo Choon Meng* Soo Choon Meng	Director	January 30, 2018

Representing all of the members of the Board of Directors.

* By	/s/ Weng Kung Wong
Weng Kung Wong
Attorney-in-Fact**

** By authority of the power of attorney filed herewith

