Form 10-Q
period 2018-01-31
PRIME GLOBAL CAPITAL GROUP Inc
filed 2018-03-20
CIK 1462047

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2018

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

As of March 19, 2018, the issuer had outstanding 512,682,393 shares of common stock.

i

PART I   FINANCIAL INFORMATION

ITEM 1  Financial Statements

PRIME GLOBAL CAPITAL GROUP INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	January 31, 2018	October 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$293,444	$294,261
Marketable securities, available-for-sale	225,145	221,198
Rental concession	28,212	26,009
Accounts receivable, net	142,624	154,619
Deposits and other receivables	23,932	24,742
Total current assets	713,357	720,829

Rental concession, non-current	700,589	678,402
Deferred development costs	114,808	94,822
Construction in progress	330,781	304,956
Property, plant and equipment, net	46,203,059	42,720,697
TOTAL ASSETS	$48,062,594	$44,519,706

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2	$322
Amount due to a related party	86,420	86,420
Rental deposits from tenants	446,989	409,963
Income tax payable	643,542	684,287
Short-term bank borrowings	3,721,412	3,501,799
Current portion of long-term bank loans	975,476	919,638
Deferred tax liabilities, current	–	6,242
Accrued liabilities and other payables	436,573	419,236

Total current liabilities	6,310,414	6,027,907

Long-term liabilities:
Long-term bank loans	9,128,352	8,609,795
Amount due to a director	2,958,540	2,427,767
Deferred tax liabilities	176,484	164,265

Total liabilities	18,573,790	17,229,734

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 100,000,000 shares authorized; no shares issued and outstanding	–	–
Common stock, $0.001 par value; 1,000,000,000 shares authorized; 512,682,393 shares issued and outstanding, as of January 31, 2018 and October 31, 2017	512,683	512,683
Additional paid-in capital	41,934,476	41,934,476
Accumulated other comprehensive loss	(8,843,035)	(11,187,912)
Accumulated loss	(3,862,795)	(3,744,805)
Total stockholder’s equity	29,741,329	27,514,442
Non-controlling interest	(252,525)	(224,470)

Total equity	29,488,804	27,289,972
TOTAL LIABILITIES AND EQUITY	$48,062,594	$44,519,706

See accompanying notes to condensed consolidated financial statements

PRIME GLOBAL CAPITAL GROUP INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE (LOSS) INCOME

(Currency expressed in US$, except for number of shares)

(Unaudited)

	Three months ended January 31,
	2018	2017
Revenues, net:
Plantation business	$62,058	$55,498
Rental income	278,862	271,078
Total revenues, net	340,920	326,576

Cost of revenues	(161,505)	(131,702)

Gross profit	179,415	194,874

Operating expenses:
General and administrative	(97,448)	(111,472)

Income/(loss) from operations	81,967	83,402

Other (expense) income
Interest expense	(216,751)	(216,430)
Other income	–	1,207
Loss before income taxes	(134,784)	(131,821)

Income tax expense	8,118	(38,701)

NET LOSS	$(126,666)	$(170,522)

Net loss attributable to non-controlling interest	(8,676)	(17,096)

NET LOSS ATTRIBUTABLE TO THE COMPANY	$(117,990)	$(153,426)

Other comprehensive income (loss):
- Unrealized holding loss on available-for-sale securities	–	(44,599)
- Foreign exchange adjustment gain (loss)	2,344,877	(1,532,189)

COMPREHENSIVE INCOME (LOSS)	$2,226,887	$(1,730,214)

Net loss per share – Basic and diluted*	$(0.00)	$(0.00)

Weighted average common stock outstanding – Basic and diluted	512,682,393	512,682,393

* Less than $0.01 per share

See accompanying notes to condensed consolidated financial statements.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Currency expressed in US$)

(Unaudited)

	Three months ended January 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(126,666)	$(170,522)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property, plant and equipment	130,590	121,235
Gain on disposal of property, plant and equipment	–	(1,207)
Changes in operating assets and liabilities:
Accounts receivable	24,065	(4,106)
Deposits and other receivables	2,786	25
Accounts payable	(333)	(14,971)
Rental concession	33,825	6,223
Income tax payable	(94,664)	(54,320)
Rental deposit from tenants	2,214	–
Deferred taxation	(8,118)	(1,556)
Accrued liabilities and other payables	(123)	4,462
Net cash used in operating activities	(36,424)	(114,737)

Cash flows from investing activities:
Addition of plantation development cost	(11,468)	(2,836)
Proceeds from disposal of property, plant and equipment	–	3,847
Purchase of property, plant and equipment	(631)	(272)
Net cash (used in) / provided by investing activities	(12,099)	739

Cash flows from financing activities:
Advances from related parties	325,957	43,095
Repayments on bank loans	(296,917)	(190,655)
Payments on finance lease	–	(3,050)
Net cash provided by / (used in) financing activities	29,040	(150,610)

Foreign currency translation adjustment	18,666	(35,749)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(817)	(300,357)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	294,261	685,876

CASH AND CASH EQUIVALENTS, END OF PERIOD	$293,444	$385,519

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income tax	$94,664	$94,575
Cash paid for interest	$216,750	$216,430

See accompanying notes to condensed consolidated financial statements.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JANUARY 31, 2018

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

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended October 31, 2017. All significant intercompany balances and transactions have been eliminated on consolidation. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the operating results for the periods presented have been included in the interim period. Operating result for the three months ended January 31, 2018 is not necessarily indicative of the results that may be expected for other interim periods or the year ending October 31, 2018. The condensed consolidated financial data at October 31, 2017 is derived from audited financial statements included in our Annual Report on Form 10-K for the year ended October 31, 2017, filed on January 31, 2018.

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

Summary of the Company’s subsidiaries

	Name of entities	Place of incorporation	Date of incorporation	Issued capital	Nature of business

1.	Union Hub Technology Sdn. Bhd. (“UHT”)	Malaysia	February 22, 2008	1,000,000 issued shares of ordinary shares of MYR 1 each	Provision of corporate services to group companies

2.	Virtual Setup Sdn. Bhd. (“VSSB”)	Malaysia	July 19, 2010	4,000,000 issued shares of ordinary shares of MYR 1 each	Operation of oil palm and durian plantation

3.	PGCG Assets Holdings Sdn. Bhd. (“PGCG Assets”)	Malaysia	March 21, 2012	50,000,000 issued shares of ordinary shares of MYR 1 each	Investment in land & buildings

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JANUARY 31, 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

4.	PGCG Development Sdn. Bhd. (“PGCG Development”)	Malaysia	March 21, 2012	250,000 issued shares of ordinary shares of MYR 1 each	Inactive operation

5.	PGCG Plantations Sdn. Bhd. (“PGCG Plantation”)	Malaysia	October 4, 2011	2 issued shares of ordinary shares of MYR 1 each	Holding company of VSSB

6.	Dunford Corporation Sdn. Bhd.	Malaysia	October 4, 1990	242,000 issued shares of ordinary shares of MYR 1 each	Property holding land

7.	Impiana Maksima Sdn. Bhd.	Malaysia	March 15, 2013	2 issued shares of ordinary shares of MYR 1 each	Property development

8.	PGCG Constructions Sdn. Bhd.	Malaysia	April 16, 2013	2 issued shares of ordinary shares of MYR 1 each	Construction of properties

9.	Fiesta Senada Sdn Bhd	Malaysia	November 28, 2012	2 issued shares of ordinary shares of MYR 1 each	Inactive operation

10.	Havana Avenue Sdn Bhd	Malaysia	April 4, 2014	2 issued shares of ordinary shares of MYR 1 each	Inactive operation

PGCG and its subsidiaries are hereinafter referred to as (the “Company”).

NOTE–3	GOING CONCERN UNCERTAINTIES

The accompanying condensed consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

For the three months ended January 31, 2018, the Company reported a loss of $126,666 and working capital deficit of $5,597,057 as of January 31, 2018.

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

FOR THE THREE MONTHS ENDED JANUARY 31, 2018

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

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and determined based on managements’ assessment of known requirements, aging of receivables, payment history, the customer’s current credit worthiness and the economic environment. The Company will consider the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. Based upon the aforementioned criteria, the Company did not write off accounts receivable on uncollectible rental receivable at January 31, 2018 and October 31, 2017.

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

During the three months ended January 31, 2018, the Company invested in equity securities listed on Bursa Malaysia with a total cost of $265,606 and escrow funds (which invested in equity securities listed in the U.S.) with a total cost of $200,000. The Company entered into an escrow agreement with Peijin Wu Hoppe (“Hoppe”), the Company’s former director, to set up an escrow fund up to $500,000 as a reserve to indemnify Hoppe from any claim of liability until July 29, 2022, the seventh year anniversary of the termination of Director Retainer Agreement, or any mutual agreement with the Company and Hoppe. The unrealized loss representing the change in fair value of $nil and $44,599 was charged against accumulated other comprehensive income (loss) for the three months ended January 31, 2018 and 2017, respectively.

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

FOR THE THREE MONTHS ENDED JANUARY 31, 2018

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

Property, plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational:

Categories	Location of properties	Expected useful life
Freehold plantation land and orchard	Oil palm and durian plantation in Malaysia	Indefinite, as per land titles
Leasehold land under development	Leasehold land in Puncak Alam, Malaysia	Remaining lease life of 88 years, as per land titles
Freehold land under development	Freehold land in Sungai Long, Cheras, Selangor, Malaysia	Indefinite, as per land titles
Freehold land and land improvement for rental purpose commercial building	Land portion of 15 storey buildings in Kuala Lumpur, Malaysia	Indefinite, as per property titles
Building structure and improvements	Building structure of commercial buildings in Kuala Lumpur, Malaysia, including: 12 storey building “Megan Avenue” and 15 storey building	33 years
Office furniture and equipment		3-10 years
Motor vehicle		5 years

Expenditure for maintenance and repairs is expensed as incurred. The gain or loss on the disposal of property, plant and equipment is the difference between the net sales proceeds and the carrying amount of the relevant assets and is recognized in the statement of operations.

Deferred development costs for oil palm that had been capitalized as part of freehold plantation land were not amortized over the useful life of the oil palms since these costs were not separately identifiable from the cost of freehold plantation land and buildings when the whole oil palm plantation was purchased in July 2011.

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

Policy for Capitalizing Development Cost

The cost of buildings and improvements includes the purchase price of property, legal fees and other acquisition costs. Costs directly related to planning, developing, initial leasing and constructing a property are capitalized and classified as Real Estate in the consolidated balance sheets. Capitalized development costs include interest, and other direct project costs incurred during the period of development. As of January 31, 2018 and October 31, 2017, there was no such capitalized interest.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JANUARY 31, 2018

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

(a)       Plantation sales

Revenue from the sale of palm oil fruit bunches is recognized upon confirmation of the weight of fresh fruit bunches and transported to the customer, when there is persuasive evidence of an arrangement, delivery has occurred and risk of loss has passed, the sales price is fixed or determinable at the date of sale, and collectability is reasonably assured. For the three months ended January 31, 2018 and 2017, sale of palm oil fruits was $62,058 and $55,498, respectively.

(b)       Rental income

The Company generally leases the units under operating leases with terms of two years or less. For the three months ended January 31, 2018 and 2017, we have recorded $278,862 and $271,078 in lease revenue, based upon its annual rental over the life of the lease under operating lease, using the straight-line method in accordance with ASC Topic 970-605, “Real Estate – General – Revenue Recognition” (“ASC Topic 970-605”).

As of January 31, 2018, the commercial buildings for lease are as follows:

Name of Commercial building	Number of units (by floor)	Footage area (square feet)	Vacancy percentage
Megan Avenue	12	19,987	33%
Le Apple Boutique Hotel KLCC (fka “Menara CMY”)	15	91,848	0%

The Company expects to record approximately $1.2 million in annual lease revenue under the operating lease arrangements in the next twelve months through January 31, 2019.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JANUARY 31, 2018

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

	January 31, 2018	October 31, 2017
Rental concession:
Current portion	$28,212	$26,009
Non-current portion	700,589	678,402

Total	$728,801	$704,411

The estimated amortization on long-term rent concession in the next five years and thereafter is as follows:

Period ending January 31:
2019	$28,212
2020	28,212
2021	28,212
2022	28,212
2023	28,212
Thereafter	587,741

Total	$728,801

As of January 31, 2018, the minimum future rental receivables on the commercial properties to be collectible in the next five years and thereafter are as follows:

Period ending January 31:
2019	$1,264,779
2020	1,222,975
2021	1,202,842
2022	1,202,842
2023	1,202,842
Thereafter	25,059,202

Total	$31,155,482

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

FOR THE THREE MONTHS ENDED JANUARY 31, 2018

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

FOR THE THREE MONTHS ENDED JANUARY 31, 2018

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

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the period ended January 31,
	2018	2017
Period-end HK$ : US$1 exchange rate	–	7.7579
Period-average HK$ : US$1 exchange rate	–	7.7567
Period-end MYR : US$1 exchange rate	3.8991	4.4273
Period-average MYR : US$1 exchange rate	4.0651	4.4194

•	Related parties

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

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. During the period ended January 31, 2018 and 2017, the Company operates in two reportable operating segments in Malaysia.

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

FOR THE THREE MONTHS ENDED JANUARY 31, 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

The following table summarizes information on the fair value measurement of the Company’s financial assets as of January 31, 2018 and October 31, 2017, measured at fair value, grouped by the categories described above:

	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
As of January 31, 2018
Marketable securities, available-for-sale	$225,145	$–	$–

As of October 31, 2017
Marketable securities, available-for-sale	$221,198	$–	$–

As of January 31, 2018, the Company did not have any non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements, at least annually, on a recurring basis, nor did the Company have any assets or liabilities measured at fair value on a non-recurring basis.

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

FOR THE THREE MONTHS ENDED JANUARY 31, 2018

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

FOR THE THREE MONTHS ENDED JANUARY 31, 2018

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

FOR THE THREE MONTHS ENDED JANUARY 31, 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

In February 2018, FASB issued Accounting Standards Update 2018-01; Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842 which clarifies the application of the new leases guidance to land easements and eases adoption efforts for some land easements. This guidance in ASU 2018-01 is effective for annual periods ending after December 15, 2016, including interim period within those fiscal years and interim periods within annual periods beginning after December 15, 2016. An entity that early adopted Topic 842 should apply the amendments in this Update upon issuance. We do not expect that the adoption will have a material impact on our consolidated financial statements.

In February 2018, FASB issued Accounting Standards Update 2018-02; Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments in the ASU addresses the accounting issue pertaining to the deferred tax amounts that are “stranded” in accumulated other comprehensive income as a result of the Tax Cuts and Jobs Act (the Act). We do not expect that the adoption will have a material impact on our consolidated financial statements. The amendments in this ASU are effective for interim and annual periods beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted. We do not expect that the adoption will have a material impact on our consolidated financial statements.

In February 2018, FASB issued Accounting Standards Update 2018-03; Technical Corrections and Improvements to Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The technical corrections and improvements intended to clarify certain aspects of the guidance on recognizing and measuring financial assets and liabilities in ASU 2016-01. This includes equity securities without a readily determinable fair value, forward contracts and purchased options, presentation requirements for certain fair value option liabilities, fair value option liabilities denominated in foreign currency and transition guidance for equity securities without a readily determinable fair value. The amendments in this ASU are effective for interim and annual periods beginning after December 15, 2017. Early application is permitted in any interim period after issuance of the amendments as long as ASU 2016-01 is also adopted. We do not expect the adoption of this ASU to have a material effect on our consolidated financial statements.

The Company has reviewed all other recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

NOTE–5	PROPERTY, PLANT AND EQUIPMENT

	January 31, 2018	October 31, 2017
Freehold plantation land	$7,845,805	$7,845,805
Leasehold land under development	4,276,764	4,276,764
Freehold land under development	18,091,173	18,091,173
Freehold land and land improvement for rental purpose commercial building	15,191,123	15,191,123
Building structure and improvements	15,857,410	15,857,410
Office furniture, fixture and equipment	129,790	129,159
Motor vehicles	162,300	162,300
Foreign translation difference	(12,571,349)	(16,395,642)
	48,983,016	45,158,092
Less: accumulated depreciation	(3,071,542)	(2,940,952)
Less: foreign translation difference	291,585	503,557
	46,203,059	$42,720,697

Depreciation expense for the three months ended January 31, 2018 and 2017 was $130,590 and $121,235, respectively.

Both commercial buildings in Kuala Lumpur, Malaysia are pledged against the bank loans (note 7 and 8).

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JANUARY 31, 2018

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

Pursuant to an 8-K filed on July 1, 2016, PGCG Assets entered into a memorandum of understanding (“MOU”) with Yong Tai Berhad, a public listed corporation in the main market of Bursa Malaysia Berhad (“YTB”) engaged in the business of commercial and residential property development, to jointly develop the land (the “Land”) located at Puncak Alam (the “Proposed JV”). The parties terminated the MOU on February 15, 2017, in accordance with the terms of a Mutual Termination of Memorandum of Understanding (the “Termination MOU”). The parties further confirmed that there was no monetary payment due to either party pursuant to the MOU or the Termination MOU.

In light of the termination of the Proposed JV with YTB, the Company plans to develop, market, promote and complete the construction on its own. As at the date of this report, clearing of the land for development is underway. The Company hopes to begin construction in the fourth calendar quarter of 2019 and complete construction by the end of calendar 2021. The Company believes that it will require approximately RM5 to RM10 million in the aggregate to market, promote and complete construction of each phase of our Shah Alam 2 Eco Residential Development Project

During the course of the Company’s strategic review of its operations, the Company assessed the recoverability of the carrying value of its property, plant and equipment. The impairment charge, if any, represented the excess of carrying amounts of the Company’s property, plant and equipment over the fair values of the assets. The Company believes that there was no impairment of its property, plant and equipment as of January 31, 2018.

NOTE–6	AMOUNTS DUE TO RELATED PARTIES

	January 31, 2018	October 31, 2017
Current portion:
Amount due to a related party, which were unsecured, interest-free and repayable on demand, Mr. Kok Wai Chai, a director of UHT	$86,420	$86,420

Non-current portion:
Amount due to a related party, where was unsecured, interest-free and not expected to be repaid in the next twelve months Mr. Weng Kung Wong, the Company’s director	$2,958,540	$2,427,767

NOTE–7	BANK LOANS

	January 31, 2018	October 31, 2017
Bank loans from financial institutions in Malaysia
Bank of China (Malaysia) Berhad	$7,847,052	$7,432,487
RHB Bank Berhad	2,256,776	2,096,946
	10,103,828	9,529,433
Less: current portion	(975,476)	(919,638)
Bank loans, net of current portion	$9,128,352	$8,609,795

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JANUARY 31, 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

15 Storey Bank Loan

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

The loan from Bank of China (Malaysia) Berhad is secured by the first party charge over 15-storey commercial office building Le Apple Boutique Hotel KLCC (fka Menara CMY”) in Kuala Lumpur, Malaysia, deed of assignment of rental proceeds over the rights and interest to the rental of the 15-storey commercial office building and is personally guaranteed by the director and chief executive officer of the Company, Mr. Weng Kung Wong and a subsidiary of the Company, UHT. The loan is also secured by a debenture incorporating fixed and floating charge for RM55 million plus interest thereon over the assets of PGCG Assets. The cost of funds was 7.6% per annum for the period ended January 31, 2018.

12 Storey Bank Loan

In May 2013, the Company, through PGCG Assets obtained a loan in the aggregate amount of RM9,840,000 from RHB Bank Berhad, a financial institution in Malaysia to finance the acquisition of the 12-storey office building property, which bears interest at a rate of 1.90% per annum below the lending rate, variable rate quoted by the bank, with 288 monthly installments of RM57,045 each (including interests) over a period of 24 years and will mature in 2037.

The loan is secured by the 12-storey commercial office building “Megan Avenue” in Kuala Lumpur, Malaysia and is personally guaranteed by the director and chief executive officer of the Company, Mr. Weng Kung Wong and a director of the Company’s subsidiary, Mr. Kok Wai Chai and a subsidiary of the Company, UHT. The cost of funds was 4.70% for the periods ended January 31, 2018.

As of January 31, 2018, the minimum future payments of the aggregate bank borrowings in the next five years and thereafter are as follows:

Period ending January 31:
2019	$975,476
2020	1,050,220
2021	1,130,521
2022	1,217,028
2023	1,310,225
Thereafter	4,420,358

Total:	$10,103,828

NOTE–8	SHORT-TERM BANK BORROWINGS

The revolving line of credit was granted concurrent with the term loans and pursuant to the same facility letter by Bank of China (Malaysia) Berhad to the Company, which provided for up to RM15,000,000 (equal to $3,388,047) for its working capital purpose. The line bears interest at an annual rate of 1.5% above the bank’s cost of funds on a daily basis. The line is repayable on demand or at rollover options of 1, 3, 6 & 12 months. The effective interest rate was 5.30% per annum for the period ended January 31, 2018.

NOTE–9	INCOME TAXES

The local (United States) and foreign components of loss before income taxes were comprise the following:

	Three months ended January 31,
	2018	2017
Tax jurisdictions from:
– Local	$(12,132)	$(38,698)
– Foreign, representing:
Malaysia	(122,652)	(93,123)
Loss before income taxes	$(134,784)	$(131,821)

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JANUARY 31, 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Income tax expense consisted of the following:

	Three months ended January 31,
	2018	2017
Current:
– Local	$–	$–
– Foreign, representing:
Malaysia	–	40,257

Deferred:
– Local	–	–
– Foreign	(8,118)	(1,556)
Income tax expense	$(8,118)	$38,701

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. During the periods presented, the Company has a number of subsidiaries that operates in different countries and is subject to tax in the jurisdictions in which its subsidiaries operate, as follows:

United States of America

PGCG is registered in the State of Nevada and is subject to United States of America tax law. As of January 31, 2018 and October 31, 2017, the operations in the United States of America incurred $899,306 and $870,029, respectively, of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2031, if unutilized. The Company has provided for a full valuation allowance of $314,757 (October 31, 2017: $304,510) against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The Company has adopted ASC 740-10 “Accounting for Income Taxes” and recorded a liability for an uncertain income tax position, tax penalties and any imputed interest thereon. The amount, recorded as an obligation, is $135,000 at January 31, 2018 and October 31, 2017 (included in accrued liabilities and other payables) in respect of potential tax penalty of the late filing of IRS return and, if recognized, will affect the Company’s effective tax rate.

Malaysia

All of the Company’s subsidiaries operating in Malaysia subject to the Malaysia Corporate Tax Laws at a progressive income tax rate starting from 19% on the assessable income for its tax year (for company with paid up capital not more than RM2.5 million and on the first RM 500,000 income) and 24% (on all income for Company with paid up capital more than RM2.5 million and on the remaining balance of income after the first RM500,000 income charged at 20% for Company with paid up capital not more than RM2.5 million) on the assessable income for its tax year. Any unutilized losses can be carried forward indefinitely to be utilized against income from any business source. The Company has no valuation allowance as of January 31, 2018 and October 31, 2017, respectively.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JANUARY 31, 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

A reconciliation of loss before income taxes to the effective tax rate as follows:

	Three months ended January 31,
	2018	2017

Loss before income taxes	$(122,652)	(93,123)
Statutory income tax rate	24%	24%
Income tax at statutory tax rate	(29,436)	(22,350)
Tax effect of non-deductible expenses	4,026	38,876
Tax effect of different tax rate	–	248
Tax effect of non-business source rental income	17,292	21,342
Net operating loss	–	585
Income tax expense	$(8,118)	38,701

During fiscals 2018 and 2017, the Company revisited the facts and circumstances and determined that rental income at “Megan Avenue” and “Le Apple” should be more appropriately taxed as a non-business source under Section 4(d) of the Income Tax Act.

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of January 31, 2018 and October 31, 2017:

	January 31, 2018	October 31, 2017
Deferred tax assets:
Net operating loss carryforwards:
United States of America	$314,757	$304,510
Total deferred tax assets	314,757	304,510
Less: valuation allowance	(314,757)	(304,510)
Deferred tax assets	$–	$–

Deferred tax liabilities, current
Rent concession	$–	$6,242

Deferred tax liabilities, non-current
Property, plant and equipment	1,572	1,448
Rent concession	174,912	162,817
	$176,484	$164,265

NOTE–10	STOCKHOLDERS’ EQUITY

As of January 31, 2018 and October 31, 2017, the number of shares of the Company’s common stock issued and outstanding is 512,682,393 shares. There are no shares of preferred stock issued and outstanding.

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

FOR THE THREE MONTHS ENDED JANUARY 31, 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 4). Summarized financial information concerning the Company’s reportable segments is shown as below:

	Three months ended January 31, 2018
	Plantation Business	Real Estate Business	Corporate	Total

Revenues from external customer	$62,058	$285,460	$–	$347,518
Inter-segment revenue	–	(6,598)	–	(6,598)
Revenues, net	62,058	278,862	–	340,920
Cost of revenues	(22,056)	(139,449)	–	(161,505)
Gross profit	40,002	139,413	–	179,415
Depreciation	1,652	126,943	1,995	130,590
Net loss	22,001	(81,782)	(66,885)	(126,666)
Total assets	6,448,697	41,329,759	284,138	48,062,594
Expenditure for long-lived assets	$631	$–	$–	$631

	Three months ended January 31, 2017
	Plantation Business	Real Estate Business	Corporate	Total

Revenues	$55,498	$277,147	$–	$332,645
Inter-segment revenue	–	(6,069)	–	(6,069)
Revenues, net	55,498	271,078	–	326,576
Cost of revenues	(17,014)	(114,688)	–	(131,702)
Gross profit	38,484	156,390	–	194,874
Depreciation	2,209	116,766	2,260	121,235
Net loss	13,483	(184,093)	88	(170,522)
Total assets	5,655,269	37,047,261	267,645	42,970,175
Expenditure for long-lived assets	$272	$–	$–	$272

All long-lived assets are located in Malaysia.

NOTE–12	CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)       Major customers

For the three and nine months ended January 31, 2018 and 2017, the customers who accounted for 10% or more of the Company’s revenues is presented as follows:

		Three months ended January 31, 2018		January 31, 2018
	Business segment	Revenues	Percentage of revenues	Trade accounts receivable

Le Apple Boutique Hotel (KLCC) Sdn. Bhd	Real estate	$261,371	77%	$112,846
Lim Joo Soon Enterprise	Plantation Business	62,058	18%	17,177
		$323,429	95%	$130,023

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JANUARY 31, 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

		Three months ended January 31, 2017		January 31, 2017
	Business segment	Revenues	Percentage of revenues	Trade accounts receivable

Le Apple Boutique Hotel (KLCC) Sdn. Bhd	Real estate	$265,308	81%	$92,773

All customers are located in Malaysia.

(b)       Major vendors

For the three months ended January 31, 2018 and 2017, no vendor accounted for 10% or more of the Company’s purchases.

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

(f)       Commodity price

The Company’s primary market risk exposure results from the price it receives for its palm oil product. The Company does not currently engage in any commodity hedging activities, although it may do so in the future. Realized commodity pricing for the Company’s operation is primarily driven by the prevailing worldwide price for palm oil product. Pricing for palm oil product has been volatile and unpredictable in recent years, and the Company expects this volatility to continue in the foreseeable future. The prices the Company receives for operation depend on many factors outside of its control, including volatility in the differences between product prices at sales points and the applicable commodity index price.

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

FOR THE THREE MONTHS ENDED JANUARY 31, 2018

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

(a)       Operating lease commitment

As of January 31, 2018, the Company occupied its own building premises and has no future minimum rental payments due under various operating leases in the next twelve months.

(b)        Capital commitment

As of January 31, 2018, the Company does not have any significant capital commitments.

NOTE–14	SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after January 31, 2018 up through the filing date of these condensed consolidated financial statements. During the period, the Company did not have any material recognizable subsequent events.

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

Overview

During the three months ended January 31, 2018, we operated in two business segments: (i) our oil palm and durian plantation business; and (ii) our real estate business. Our oil palm and durian plantation business is operated through Virtual Setup Sdn. Bhd., or VSSB, and our real estate business is primarily operated through PGCG Assets Holdings Sdn. Bhd., or PGCG Assets, and Dunford Corporation Sdn Bhd. Our primary assets are:

•	Oil palm and durian plantation in Malaysia which is operated through VSSB;
•	21.8921 hectares (54.10 acres) of vacant development land located in Selangor, Malaysia, which is subject to a 99-year leasehold, expiring July 30, 2100;
•	two parcels of undeveloped land located in Selangor, Malaysia aggregating approximately 31 acres;
•	15 storey commercial building located at Geran 10010, Lot 238 Section 43, Town and District of Kuala Lumpur, Wilayah Persekutuan, Kuala Lumpur, Malaysia; and
•	12 storey commercial building located at Megan Avenue 1, No. 189, Jalan Tun Razak, 50400 Kuala Lumpur, Malaysia.

The following table sets forth certain operational data for the three months ended January 31, 2018:

	Three months ended January 31, 2018
	Plantation Business	Real Estate Business	Corporate	Total

Revenues from external customer	$62,058	$285,460	$–	$347,518
Inter-segment revenue	–	(6,598)	–	(6,598)
Revenues, net	62,058	278,862	–	340,920
Cost of revenues	(22,056)	(139,449)	–	(161,505)
Gross profit	40,002	139,413	–	179,415
Depreciation	1,652	126,943	1,995	130,590
Net loss	22,001	(81,782)	(66,885)	(126,666)
Total assets	6,448,697	41,329,759	284,138	48,062,594
Expenditure for long-lived assets	$631	$–	$–	$631

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

We are focused on the maintenance and operation of our oil palm and durian plantation in Malaysia. We believe that the value of our oil palm and durian plantation has increased since its acquisition. While we have not pursued any discussions or received any formal offers regarding the sale of our plantation, we may consider sales offers in the future if a sale would maximize return to our investors.

We commenced preparation of approximately 60 acres of our oil palm plantation land for the planting premium durian, of the “Musang King” variety, in the first quarter of calendar year 2014. As of the date of this report, we have replanted approximately 180 acres of our oil palm plantation land with premium durian trees. Durian trees have one or two fruiting periods per year, although the timing may vary depending on the species, cultivars, and localities. We have planted an average of 35 trees per acre and anticipate an average production of 50 grade A fruits per tree for each of the two harvesting seasons per year.

We have used the latest planting technology in 2016, which we hope will reduce the maturity time of the durian tree from 5 years to 3 years. We expect that the durian trees planted on the first 60 acres will begin to fruit by end 2018 at the latest, and we expect a slight revenue contribution from the sale of our premium durian in the first quarter of the calendar year 2019. Accordingly, we expect revenue contribution from our durian orchard by the last quarter of the calendar year 2019.

Challenges From Our Real Estate Operations

Commercial Buildings

We generate rental income from our 12 storey and 15 storey commercial properties and anticipate generating income from the sale of developed properties. As of January 31, 2018, we occupy 2 floors of our 12 storey commercial building as our corporate headquarters, 6 floors have been leased to tenants at market rate. The balance 4 floors are currently vacant and we are actively attempting to lease these 4 floors.

Our 15 storey building is fully leased to Le Apple Boutique Hotel KLCC which operates a boutique hotel on the premises. The Rental Agreement has an initial term of one (1) year commencing December 1, 2013 and expiring November 30, 2014. Amongst the term in the Rental Agreement is that provided that there are no existing breaches by Le Apple Boutique Hotel KLCC, we are required to renew the lease for an additional one-year up to twenty nine years term, for a maximum aggregate term of thirty years, and the monthly rental rate shall for every three years term, be either increased by 5% to 10% of the monthly rental rate or based on the prevailing market rate, whichever is lower. On December 1, 2014, we have renewed the lease for an additional 29 years. The current monthly rental rate for a 3 year term is RM400,000 (approximately $98,398). Our current rate represents a decrease from our initial monthly rental rate of RM550,000 due to unfavorable market conditions.

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

On July 1, 2016, PGCG Assets entered into a memorandum of understanding (“MOU”) with Yong Tai Berhad, a public listed corporation in the main market of Bursa Malaysia Berhad (“YTB”) engaged in the business of commercial and residential property development, to jointly develop our land (the “Land”) located at Puncak Alam (the “Proposed JV”). The MOU was terminated on February 15, 2017, pursuant to the terms of a Mutual Termination of Memorandum of Understanding (the “Termination MOU”). In light of the termination of the Proposed JV with YTB, we plan to develop, market, promote and complete the construction on our own. As at the date of this report, clearing of the land for development is underway. We hope to begin construction in the fourth calendar quarter of 2019 and complete construction by the end of calendar 2021.

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

We continue to maintain a cautious but positive outlook for the residential market based upon Malaysia’s stable employment outlook, growth in household income, formation of new households, and increased demand for affordable residential property from first time home buyers. Developers such as us are facing challenges of inconsistent supply and high cost of labour, increased costs of building materials (such as cement and steel bars) and general increased costs of doing business. Our market is also sensitive to changes in lending rates and lending requirements as many homebuyers rely on financing to make purchases. As a result, government or bank policies that result in increased interest rates and or stricter lending requirements may adversely affect the sales of our developed properties.

Results of Operations

The following table sets forth certain operational data for the three months ended January 31, 2018, compared to the three months ended January 31, 2017:

	Three months ended January 31,
	2018	2017
Revenues, net:	$340,920	$326,576
Plantation business	62,058	55,498
Real estate	278,862	271,078
Total cost of revenues	(161,505)	(131,702)
Plantation business	(22,056)	(17,014)
Real estate	(139,449)	(114,688)
Gross profit	179,415	194,874
General and administrative	(97,448)	(111,472)
(Loss) income from operations	81,967	83,402
Other expense, net	(216,751)	(215,223)
Loss before income taxes	(134,784)	(131,821)
Income tax expense	8,118	(38,701)
NET LOSS	(126,666)	(170,522)

Comparison of the three months ended January 31, 2018 and January 31, 2017

Net Revenue. We generated net revenue of $340,920 and $326,576 for the three months ended January 31, 2018 and 2017, respectively.

For the three months ended January 31, 2018, our plantation and real estate businesses accounted for approximately 18.0% and 82.0% of our net revenue, respectively. For the three months ended January 31, 2017, our plantation and real estate businesses accounted for approximately 17.0% and 83.0% of our net revenue, respectively.

Our real estate related revenues are derived from the tenants from our commercial buildings. We generally expect our real estate related revenues to gradually account for an increasing share of our net revenue in the future as we begin real estate development and sales activities.

During the three months ended January 31, 2018, and 2017, the following customers accounted for 10% or more of our total net revenues:

		Three months ended January 31, 2018		January 31, 2018
	Business segment	Revenues	Percentage of revenues	Trade accounts receivable

Le Apple Boutique Hotel (KLCC) Sdn. Bhd	Real estate	$261,371	77%	$112,846
Lim Joo Soon Enterprise	Plantation Business	62,058	18%	17,177
		$323,429	95%	$130,023

		Three months ended January 31, 2017		January 31, 2017
	Business segment	Revenues	Percentage of revenues	Trade accounts receivable

Le Apple Boutique Hotel (KLCC) Sdn. Bhd	Real estate	$265,308	81%	$92,773

        All of our customers are located in Malaysia.

Cost of Revenue. For the three-month period ended January 31, 2018, our cost of revenue as a percentage of net revenue was approximately 47.4% as compared to 40.3% for the same period ended January 31, 2017. Cost of plantation and real estate as a percentage of their respective net revenue was approximately 35.5% and 50.0%, respectively, for the quarter ended January 31, 2018. For the three months ended January 31, 2017, cost of plantation and real estate as a percentage of their respective net revenue was approximately 30.7% and 42.3%, respectively. Cost of revenue of our oil palm consists of costs such as material supplies, subcontracting costs incurred for planting, fertilizing and harvesting the oil palm tree. Transportation and handling costs associated with the distribution of fresh fruit bunches to the customers are also included in cost of revenues.

For the three months ended January 31, 2018 and 2017, no vendor accounted for 10% or more of our purchases.

Gross Profit. For the three months ended January 31, 2018, we achieved gross profit of $179,415 as compared to $194,874 for the three months ended January 31, 2017. For the three months ended January 31, 2018, our plantation and real estate operations accounted for approximately 22.2% and 77.8% of our gross profit, respectively. For the three months ended January 31, 2017, our plantation and real estate operations accounted for approximately 19.7% and 80.3% of our gross profit, respectively.

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

General and Administrative Expenses (“G&A”). We incurred G&A expenses of $97,448 and $111,472 for the three months ended January 31, 2018, and 2017, respectively. The decrease in G&A expenses of $14,024 is primarily attributable to decrease in professional fees.

As a general matter, we expect our G&A to increase in the foreseeable future as we begin development of our real estate assets. G&A as a percentage of net revenue was approximately 28.6% and 34.1% for the three months ended January 31, 2018 and 2017, respectively.

Other Expense, net. We incurred net other expense of $216,751 for the three months ended January 31, 2018, as compared to net other expense of $215,223 for the three months ended January 31, 2017. Net other expense for the three months ended January 31, 2018 and 2017 consisted primarily of interest expense from our bank loans.

Income Tax Expense. We recorded income tax income of $8,118 and income tax expense of $38,701 for the three months ended January 31, 2018 and 2017, respectively. Our income tax was primarily attributable to the tax effect of non-business source rental income.

Liquidity and Capital Resources

As of January 31, 2018, we had cash and cash equivalents of $293,444, as compared to $385,519 as of the same period last year. Our cash and cash equivalents decreased as a result of cash used in operation.

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

	Three months ended January 31,
	2018	2017
Net cash used in operating activities	(36,424)	(114,737)
Net cash (used in) / provided by investing activities	(12,099)	739
Net cash provided by / (used in) financing activities	29,040	(150,610)

Net Cash Used In Operating Activities.

For the three months ended January 31, 2018, net cash used in operating activities was $36,424, which consisted primarily of a net income (excluding non-cash depreciation) of $3,924, a decrease in income tax payable of $94,664, offset by a decrease in rental concession of $33,825 and decrease in account receivable of $24,065.

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

Net Cash (Used in) / Provided by Investing Activities.

For the three months ended January 31, 2018, net cash used in investing activities was $12,099, consisting of $11,468 of plantation development construction costs, and cost of purchase of property, plant and equipment of $631.

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

Net Cash Provided by / (Used in) Financing Activities.

For the three months ended January 31, 2018, net cash provided by financing activities was $29,040, consisting primarily of advances of $325,957 from Weng Kung Wong, our Chief Executive Officer, Interim Chief Financial Officer and Interim Secretary and director, offset by repayments of $296,917 on outstanding bank loans.

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

Contractual Obligations and Commercial Commitments

We had the following contractual obligations and commercial commitments as of January 31, 2018:

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	$	$	$	$	$
Amounts due to related parties	3,044,960	86,420	2,958,540	–	–
Commercial commitments
Bank loan repayment	13,852,240	4,696,888	2,180,741	2,527,253	4,420,358
Total obligations	16,870,200	4,783,308	5,139,281	2,527,253	4,420,358

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

Accounts receivable are recorded at the invoiced amount and do not bear interest. We extend unsecured credit to our customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and determined based on managements’ assessment of known requirements, aging of receivables, payment history, the customer’s current credit worthiness and the economic environment. We will consider the allowance for doubtful accounts for any estimated losses resulting from the inability of our customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. We do not have any off-balance-sheet credit exposure related to our customers. Based upon the aforementioned criteria, we did not write off accounts receivable on uncollectible rental receivable at January 31, 2018 and October 31, 2017.

•	Property, plant and equipment

Property, plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational:

Categories	Location of properties	Expected useful life
Freehold plantation land and orchard	Oil palm and durian plantation in Malaysia	Indefinite, as per land titles
Leasehold land under development	Leasehold land in Puncak Alam, Malaysia	Remaining lease life of 88 years, as per land titles
Freehold land under development	Freehold land in Sungai Long, Cheras, Selangor, Malaysia	Indefinite, as per land titles
Freehold land and land improvement for rental purpose commercial building	Land portion of 15 storey buildings in Kuala Lumpur, Malaysia	Indefinite, as per property titles
Building structure and improvements	Building structure of commercial buildings in Kuala Lumpur, Malaysia, including: 12 storey building “Megan Avenue” and 15 storey building	33 years
Office furniture and equipment		3-10 years
Motor vehicle		5 years

Expenditure for maintenance and repairs is expensed as incurred. The gain or loss on the disposal of property, plant and equipment is the difference between the net sales proceeds and the carrying amount of the relevant assets and is recognized in the statement of operations.

Deferred development costs for oil palm that had been capitalized as part of freehold plantation land were not amortized over the useful life of the oil palms since these costs were not separately identifiable from the cost of freehold plantation land and buildings when the whole oil palm plantation was purchased in July 2011.

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

Policy for Capitalizing Development Cost

The cost of buildings and improvements includes the purchase price of property, legal fees and other acquisition costs. Costs directly related to planning, developing, initial leasing and constructing a property are capitalized and classified as Real Estate in the consolidated balance sheets. Capitalized development costs include interest, and other direct project costs incurred during the period of development. As of January 31, 2018 and October 31, 2017, there was no such capitalized interest.

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

(a)       Plantation sales

Revenue from the sale of palm oil fruit bunches is recognized upon confirmation of the weight of fresh fruit bunches and transported to the customer, when there is persuasive evidence of an arrangement, delivery has occurred and risk of loss has passed, the sales price is fixed or determinable at the date of sale, and collectability is reasonably assured. For the three months ended January 31, 2018 and 2017, sale of palm oil fruits was $62,058 and $55,498, respectively.

(b)       Rental income

We generally lease the units under operating leases with terms of two years or less. For the three months ended January 31, 2018 and 2017, we have recorded $278,862 and $271,078 in lease revenue, based upon our annual rental over the life of the lease under operating lease, using the straight-line method in accordance with ASC Topic 970-605, “Real Estate – General –

Revenue Recognition” (“ASC Topic 970-605”).

As of January 31, 2018, the commercial buildings for lease are as follows:

Name of Commercial building	Number of units (by floor)	Footage area (square feet)	Vacancy percentage
Megan Avenue	12	19,987	33%
Le Apple Boutique Hotel KLCC (fka “Menara CMY”)	15	91,848	0%

We expect to record approximately $1.2 million in annual lease revenue under the operating lease arrangements in the next twelve months through January 31, 2019.

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

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the period ended January 31,
	2018	2017
Period-end HK$ : US$1 exchange rate	–	7.7579
Period-average HK$ : US$1 exchange rate	–	7.7567
Period-end MYR : US$1 exchange rate	3.8991	4.4273
Period-average MYR : US$1 exchange rate	4.0651	4.4194

•	Related parties

Parties, which can be a corporation or individual, are considered to be related if we have the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

•	Segment reporting

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with our internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. During the period ended January 31, 2018 and 2017, we operate in two reportable operating segments in Malaysia.

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

The following table summarizes information on the fair value measurement of our financial assets as of January 31, 2018 and October 31, 2017, measured at fair value, grouped by the categories described above:

	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
As of January 31, 2018
Marketable securities, available-for-sale	$225,145	$–	$–

As of October 31, 2017
Marketable securities, available-for-sale	$221,198	$–	$–

As of January 31, 2018, we did not have any nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements, at least annually, on a recurring basis, nor did we have any assets or liabilities measured at fair value on a non-recurring basis.

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

In February 2018, FASB issued Accounting Standards Update 2018-01; Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842 which clarifies the application of the new leases guidance to land easements and eases adoption efforts for some land easements. This guidance in ASU 2018-01 is effective for annual periods ending after December 15, 2016, including interim period within those fiscal years and interim periods within annual periods beginning after December 15, 2016. An entity that early adopted Topic 842 should apply the amendments in this Update upon issuance. We do not expect that the adoption will have a material impact on our consolidated financial statements.

In February 2018, FASB issued Accounting Standards Update 2018-02; Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments in the ASU addresses the accounting issue pertaining to the deferred tax amounts that are “stranded” in accumulated other comprehensive income as a result of the Tax Cuts and Jobs Act (the Act). We do not expect that the adoption will have a material impact on our consolidated financial statements. The amendments in this ASU are effective for interim and annual periods beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted. We do not expect that the adoption will have a material impact on our consolidated financial statements.

In February 2018, FASB issued Accounting Standards Update 2018-03; Technical Corrections and Improvements to Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The technical corrections and improvements intended to clarify certain aspects of the guidance on recognizing and measuring financial assets and liabilities in ASU 2016-01. This includes equity securities without a readily determinable fair value, forward contracts and purchased options, presentation requirements for certain fair value option liabilities, fair value option liabilities denominated in foreign currency and transition guidance for equity securities without a readily determinable fair value. The amendments in this ASU are effective for interim and annual periods beginning after December 15, 2017. Early application is permitted in any interim period after issuance of the amendments as long as ASU 2016-01 is also adopted. We do not expect the adoption of this ASU to have a material effect on our consolidated financial statements.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), under the supervision of and with the participation of our management, including the Chief Executive Officer and Interim Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Interim Chief Financial Officer, concluded that our disclosure controls and procedures, subject to limitations as noted below, as of January 31, 2018, and during the period prior to and including the date of this report, were effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

Subject to the foregoing disclosure, there were no changes in our internal control over financial reporting that occurred during our last fiscal quarter ended January 31, 2018, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1	Legal Proceedings

We are not a party to any legal or administrative proceedings that we believe, individually or in the aggregate, would be likely to have a material adverse effect on our financial condition or results of operations.

ITEM 1A	Risk Factors

Not Applicable.

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3	Defaults upon Senior Securities

None.

ITEM 4	Mine Safety Disclosures

Not applicable.

ITEM 5	Other Information

None.

ITEM 6	Exhibits

Exhibit No.	Name of Exhibit
3.1	Amended and Restated Articles of Incorporation (1)
3.2	Amended and Restated Bylaws (2)
4.1	Form of common stock certificate (1)
10.1	Tenancy Agreement, dated August 18, 2014, by and between PGCG Assets Holdings Sdn. Bhd. and Le Apple Boutique Hotel (KLCC) Sdn. Bhd. (3)
10.2	Letter of Appointment dated July 19, 2011, by and between Union Hub Technology Sdn. Bhd. and Weng Kung Wong (4)
10.3	Letter of Offer issued by the Bank of China (Malaysia) Berhad to PGCG Assets Holdings Sdn. Bhd. effective October 31, 2014 (5)
10.4	Offer Letter dated March 26, 2013, issued by RHB Bank Berhad with respect to four banking facilities in the aggregate principal amount of up to RM 3,452,000 (6)
10.5	Offer Letter dated March 26, 2013, issued by RHB Bank Berhad with respect to two banking facilities in the aggregate principal amount of up to RM 1,680,000 (6)
10.6	Offer Letter dated March 26, 2013, issued by RHB Bank Berhad with respect to six banking facilities in the aggregate principal amount of up to RM 4,708,000 (6)
14	Code of Business Conduct and Ethics (7)
21	List of Subsidiaries*
31.1	Certification of Chief Executive Officer and Principal Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.*
32.1	Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
99.1	Charter to Compensation Committee (8)
99.2	Charter to Audit Committee (8)
99.3	Charter to Corporate Governance Committee (8)
101.INS	XBRL Taxonomy Extension Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
*	Filed herewith.

(1)	Incorporated by reference from our Quarterly Report on Form 10-Q filed with the Securities and Exchange on February 22, 2011.
(2)	Incorporated by reference from Exhibit 2 to Preliminary Information Statement on Schedule 14C filed with the Securities and Exchange Commission on December 23, 2010.
(3)	Incorporated by reference From Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange on August 18, 2014.
(4)	Incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 19, 2011.
(5)	Incorporated by referenced from our Current Report on Form 8-K filed with the Securities and Exchange Commission on November 4, 2014.
(6)	Incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2013.
(7)	Incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 2, 2012.
(8)	Incorporated by reference from our Current Report on Form 8-K filed with the Securities and Commission on April 27, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

By:	/s/Weng Kung Wong
Weng Kung Wong
Chief Executive Officer, Interim Chief Financial Officer and Interim Secretary

Date:       March 20, 2018

