Form 10-Q
period 2018-04-30
PRIME GLOBAL CAPITAL GROUP Inc
filed 2018-06-15
CIK 1462047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2018

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

As of June 15, 2018, the issuer had outstanding 512,682,393 shares of common stock.

i

PART I   FINANCIAL INFORMATION

ITEM 1  Financial Statements

PRIME GLOBAL CAPITAL GROUP INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	April 30, 2018	October 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$147,339	$294,261
Marketable securities, available-for-sale	224,845	221,198
Rental concession	28,044	26,009
Accounts receivable, net	1,053	154,619
Deposits and other receivables	19,415	24,742
Total current assets	420,696	720,829

Rental concession, non-current	689,416	678,402
Deferred development costs	131,954	94,822
Construction in progress	328,817	304,956
Property, plant and equipment, net	45,819,342	42,720,697
TOTAL ASSETS	$47,390,225	$44,519,706

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3	$322
Amount due to a related party	86,420	86,420
Rental deposits from tenants	444,334	409,963
Income tax payable	662,740	684,287
Short-term bank borrowings	3,622,822	3,501,799
Current portion of long-term bank loans	989,900	919,638
Deferred tax liabilities, current	–	6,242
Accrued liabilities and other payables	380,571	419,236

Total current liabilities	6,186,790	6,027,907

Long-term liabilities:
Long-term bank loans	8,814,582	8,609,795
Amount due to a director	3,199,410	2,427,767
Deferred tax liabilities	173,753	164,265

Total liabilities	18,374,535	17,229,734

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 100,000,000 shares authorized; no shares issued and outstanding	–	–
Common stock, $0.001 par value; 1,000,000,000 shares authorized; 512,682,393 shares issued and outstanding, as of April 30, 2018 and October 31, 2017	512,683	512,683
Additional paid-in capital	41,934,476	41,934,476
Accumulated other comprehensive loss	(9,023,147)	(11,187,912)
Accumulated loss	(4,139,233)	(3,744,805)
Total stockholder’s equity	29,284,779	27,514,442
Non-controlling interest	(269,089)	(224,470)

Total equity	29,015,690	27,289,972
TOTAL LIABILITIES AND EQUITY	$47,390,225	$44,519,706

See accompanying notes to condensed consolidated financial statements

PRIME GLOBAL CAPITAL GROUP INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE (LOSS) INCOME

(Currency expressed in US$, except for number of shares)

(Unaudited)

	Three months ended April 30,		Six months ended April 30,
	2018	2017	2018	2017
Revenues, net:
Plantation business	$43,366	$28,520	$105,424	$84,018
Rental income	246,632	270,676	525,494	541,754
Total revenues, net	289,998	299,196	630,918	625,772

Cost of revenues	(187,794)	(174,648)	(349,299)	(306,350)

Gross profit	102,204	124,548	281,619	319,422

Operating expenses:
General and administrative	(168,126)	(168,058)	(265,574)	(279,530)

Income/(loss) from operations	(65,922)	(43,510)	16,045	39,892

Other (expense) income
Interest expense	(160,370)	(201,135)	(377,121)	(417,565)
Other income	–	1,572	–	2,779
Impairment loss on available-for-sale securities	–	(24,759)	–	(24,759)
Loss before income taxes	(226,292)	(267,832)	(361,076)	(399,653)

Income tax expense	(68,112)	(17,394)	(59,994)	(56,095)

NET LOSS	(294,404)	(285,226)	$(421,070)	$(455,748)

Net loss attributable to non-controlling interest	(17,966)	(11,940)	(26,642)	(29,036)

NET LOSS ATTRIBUTABLE TO THE COMPANY	$(276,438)	$(273,286)	$(394,428)	$(426,712)

Other comprehensive income (loss):
- Unrealized holding loss on available-for-sale securities	–	19,840	–	(24,759)
- Impairment loss on available-for-sale securities	–	24,759	–	24,759
- Foreign exchange adjustment gain (loss)	(180,112)	545,384	2,164,765	(986,805)

COMPREHENSIVE INCOME (LOSS)	$(456,550)	$316,697	$1,770,337	$(1,413,517)

Net loss per share – Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common stock outstanding – Basic and diluted	512,682,393	512,682,393	512,682,393	512,682,393

* Less than $0.01 per share

See accompanying notes to condensed consolidated financial statements.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Currency expressed in US$)

(Unaudited)

	Six months ended April 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(421,070)	$(455,748)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property, plant and equipment	267,884	241,795
Gain on disposal of property, plant and equipment	–	(1,207)
Impairment loss on available-for-sale securities	–	24,759
Changes in operating assets and liabilities:
Accounts receivable	163,131	(4,521)
Deposits and other receivables	7,152	3,171
Accounts payable	(338)	(14,960)
Rental concession	41,423	12,436
Income tax payable	(73,939)	(121,032)
Rental deposit from tenants	2,259	–
Deferred taxation	(9,942)	(8,492)
Accrued liabilities and other payables	(53,813)	(62,054)
Net cash used in operating activities	(77,253)	(385,853)

Cash flows from investing activities:
Addition of plantation development cost	(29,259)	(7,195)
Proceeds from disposal of property, plant and equipment	–	3,844
Purchase of property, plant and equipment	(27,667)	(271)
Net cash used in investing activities	(56,926)	(3,622)

Cash flows from financing activities:
Advances from related parties	586,133	421,444
Repayments on bank loans	(613,996)	(388,354)
Payments on finance lease	–	(3,047)
Net cash (used in) / provided by financing activities	(27,863)	30,043

Foreign currency translation adjustment	15,120	(31,777)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(146,922)	(391,209)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	294,261	685,876

CASH AND CASH EQUIVALENTS, END OF PERIOD	$147,339	$294,667

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income tax	$143,874	$185,619
Cash paid for interest	$377,120	$417,565

See accompanying notes to condensed consolidated financial statements.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED APRIL 30, 2018

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

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended October 31, 2017. All significant intercompany balances and transactions have been eliminated on consolidation. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the operating results for the periods presented have been included in the interim period. Operating result for the six months ended April 30, 2018 is not necessarily indicative of the results that may be expected for other interim periods or the year ending October 31, 2018. The condensed consolidated financial data at October 31, 2017 is derived from audited financial statements included in our Annual Report on Form 10-K for the year ended October 31, 2017, filed on January 31, 2018.

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

FOR THE SIX MONTHS ENDED APRIL 30, 2018

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

For the six months ended April 30, 2018, the Company reported a loss of $421,070 and working capital deficit of $5,766,094 as of April 30, 2018.

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

FOR THE SIX MONTHS ENDED APRIL 30, 2018

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

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and determined based on managements’ assessment of known requirements, aging of receivables, payment history, the customer’s current credit worthiness and the economic environment. The Company will consider the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. Based upon the aforementioned criteria, the Company did not write off accounts receivable on uncollectible rental receivable at April 30, 2018 and October 31, 2017.

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

During the six months ended April 30, 2018, the Company invested in equity securities listed on Bursa Malaysia with a total cost of $265,606 and escrow funds (which invested in equity securities listed in the U.S.) with a total cost of $200,000. The Company entered into an escrow agreement with Peijin Wu Hoppe (“Hoppe”), the Company’s former director, to set up an escrow fund up to $500,000 as a reserve to indemnify Hoppe from any claim of liability until July 29, 2022, the seventh year anniversary of the termination of Director Retainer Agreement, or any mutual agreement with the Company and Hoppe. The unrealized loss representing the change in fair value of $nil and $24,759 was charged against accumulated other comprehensive income (loss) for the six months ended April 30, 2018 and 2017, respectively.

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

FOR THE SIX MONTHS ENDED APRIL 30, 2018

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

Policy for Capitalizing Development Cost

The cost of buildings and improvements includes the purchase price of property, legal fees and other acquisition costs. Costs directly related to planning, developing, initial leasing and constructing a property are capitalized and classified as Real Estate in the consolidated balance sheets. Capitalized development costs include interest, and other direct project costs incurred during the period of development. As of April 30, 2018 and October 31, 2017, there was no such capitalized interest.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED APRIL 30, 2018

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

(a)       Plantation sales

Revenue from the sale of palm oil fruit bunches is recognized upon confirmation of the weight of fresh fruit bunches and transported to the customer, when there is persuasive evidence of an arrangement, delivery has occurred and risk of loss has passed, the sales price is fixed or determinable at the date of sale, and collectability is reasonably assured. For the three months ended April 30, 2018 and 2017, sale of palm oil fruits was $43,366 and $28,520, respectively. For the six months ended April 30, 2018 and 2017, sale of palm oil fruits was $105,424 and $84,018, respectively.

(b)       Rental income

The Company generally leases the units under operating leases with terms of two years or less. For the six months ended April 30, 2018 and 2017, we have recorded $525,494 and $541,754 in lease revenue, based upon its annual rental over the life of the lease under operating lease, using the straight-line method in accordance with ASC Topic 970-605, “Real Estate – General – Revenue Recognition” (“ASC Topic 970-605”).

As of April 30, 2018, the commercial buildings for lease are as follows:

Name of Commercial building	Number of units (by floor)	Footage area (square feet)	Vacancy percentage
Megan Avenue	12	19,987	33%
Le Apple Boutique Hotel KLCC (fka “Menara CMY”)	15	91,848	0%

The Company expects to record approximately $1.7 million in annual lease revenue under the operating lease arrangements in the next twelve months through April 30, 2019.

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

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED APRIL 30, 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	April 30, 2018	October 31, 2017
Rental concession:
Current portion	$28,044	$26,009
Non-current portion	689,416	678,402

Total	$717,460	$704,411

The estimated amortization on long-term rent concession in the next five years and thereafter is as follows:

Period ending April 30:
2019	$28,044
2020	28,044
2021	28,044
2022	28,044
2023	28,044
Thereafter	577,240

Total	$717,460

As of April 30, 2018, the minimum future rental receivables on the commercial properties to be collectible in the next five years and thereafter are as follows:

Period ending April 30:
2019	$1,703,778
2020	1,667,346
2021	1,654,599
2022	1,654,599
2023	1,654,599
Thereafter	34,057,167

Total	$42,392,088

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

FOR THE SIX MONTHS ENDED APRIL 30, 2018

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

FOR THE SIX MONTHS ENDED APRIL 30, 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the period ended April 30,
	2018	2017
Period-end HK$ : US$1 exchange rate	–	7.7775
Period-average HK$ : US$1 exchange rate	–	7.7614
Period-end MYR : US$1 exchange rate	3.9224	4.3395
Period-average MYR : US$1 exchange rate	3.9833	4.4227

•	Related parties

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

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. During the period ended April 30, 2018 and 2017, the Company operates in two reportable operating segments in Malaysia.

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

FOR THE SIX MONTHS ENDED APRIL 30, 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

The following table summarizes information on the fair value measurement of the Company’s financial assets as of April 30, 2018 and October 31, 2017, measured at fair value, grouped by the categories described above:

	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
As of April 30, 2018
Marketable securities, available-for-sale	$224,845	$–	$–

As of October 31, 2017
Marketable securities, available-for-sale	$221,198	$–	$–

As of April 30, 2018, the Company did not have any non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements, at least annually, on a recurring basis, nor did the Company have any assets or liabilities measured at fair value on a non-recurring basis.

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

FOR THE SIX MONTHS ENDED APRIL 30, 2018

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

FOR THE SIX MONTHS ENDED APRIL 30, 2018

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

FOR THE SIX MONTHS ENDED APRIL 30, 2018

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

In May 2018, FASB issued Accounting standards Update 2018-06; Codification Improvements to Topic 942 Financial Services – Depository and Lending which supersedes outdated guidance related to the office of the Comptroller of the Currency’s Baking Circular 202, Accounting for Net Deferred Tax Charges (Circular 202). The amendments in this update remove outdated guidance related to Circular 202 and is effective upon issuance of this update. We do not expect the adoption of this ASU to have a material effect on our consolidated financial statements.

The Company has reviewed all other recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

NOTE–5	PROPERTY, PLANT AND EQUIPMENT

	April 30, 2018	October 31, 2017
Freehold plantation land	$7,845,805	$7,845,805
Leasehold land under development	4,276,764	4,276,764
Freehold land under development	18,091,173	18,091,173
Freehold land and land improvement for rental purpose commercial building	15,191,123	15,191,123
Building structure and improvements	15,857,410	15,857,410
Office furniture, fixture and equipment	156,826	129,159
Motor vehicles	162,300	162,300
Foreign translation difference	(12,861,913)	(16,395,642)
	48,719,488	45,158,092
Less: accumulated depreciation	(3,208,836)	(2,940,952)
Less: foreign translation difference	308,690	503,557
	45,819,342	$42,720,697

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED APRIL 30, 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Depreciation expense for the three months ended April 30, 2018 and 2017 was $137,294 and $120,560, respectively.

Depreciation expense for the six months ended April 30, 2018 and 2017 was $267,884 and $241,795, respectively.

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

In light of the termination of the Proposed JV with YTB, the Company plans to develop, market, promote and complete the construction on its own. As at the date of this report, clearing of the land for development is underway. The Company hopes to begin construction in the fourth calendar quarter of 2019 and complete construction by the end of calendar 2021. The Company believes that it will require approximately RM5 to RM10 million in the aggregate to market, promote and complete construction of each phase of our Shah Alam 2 Eco Residential Development Project

During the course of the Company’s strategic review of its operations, the Company assessed the recoverability of the carrying value of its property, plant and equipment. The impairment charge, if any, represented the excess of carrying amounts of the Company’s property, plant and equipment over the fair values of the assets. The Company believes that there was no impairment of its property, plant and equipment as of April 30, 2018.

NOTE–6	AMOUNTS DUE TO RELATED PARTIES

	April 30, 2018	October 31, 2017
Current portion:
Amount due to a related party, which were unsecured, interest-free and repayable on demand, Mr. Kok Wai Chai, a director of UHT	$86,420	$86,420

Non-current portion:
Amount due to a related party, where was unsecured, interest-free and not expected to be repaid in the next twelve months Mr. Weng Kung Wong, the Company’s director	$3,199,410	$2,427,767

NOTE–7	BANK LOANS

	April 30, 2018	October 31, 2017
Bank loans from financial institutions in Malaysia
Bank of China (Malaysia) Berhad	$7,578,758	$7,432,487
RHB Bank Berhad	2,225,724	2,096,946
	9,804,482	9,529,433
Less: current portion	(989,900)	(919,638)
Bank loans, net of current portion	$8,814,582	$8,609,795

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED APRIL 30, 2018

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

The loan from Bank of China (Malaysia) Berhad is secured by the first party charge over 15-storey commercial office building Le Apple Boutique Hotel KLCC (fka Menara CMY”) in Kuala Lumpur, Malaysia, deed of assignment of rental proceeds over the rights and interest to the rental of the 15-storey commercial office building and is personally guaranteed by the director and chief executive officer of the Company, Mr. Weng Kung Wong and a subsidiary of the Company, UHT. The loan is also secured by a debenture incorporating fixed and floating charge for RM55 million plus interest thereon over the assets of PGCG Assets. The cost of funds was 7.6% per annum for the period ended April 30, 2018.

12 Storey Bank Loan

In May 2013, the Company, through PGCG Assets obtained a loan in the aggregate amount of RM9,840,000 from RHB Bank Berhad, a financial institution in Malaysia to finance the acquisition of the 12-storey office building property, which bears interest at a rate of 1.90% per annum below the lending rate, variable rate quoted by the bank, with 288 monthly installments of RM58,317 each (including interests) over a period of 24 years and will mature in 2037.

The loan is secured by the 12-storey commercial office building “Megan Avenue” in Kuala Lumpur, Malaysia and is personally guaranteed by the director and chief executive officer of the Company, Mr. Weng Kung Wong and a director of the Company’s subsidiary, Mr. Kok Wai Chai and a subsidiary of the Company, UHT. The cost of funds was 4.70% for the periods ended April 30, 2018.

As of April 30, 2018, the minimum future payments of the aggregate bank borrowings in the next five years and thereafter are as follows:

Period ending April 30:
2019	$989,900
2020	1,065,496
2021	1,146,930
2022	1,234,656
2023	1,329,166
Thereafter	4,038,334

Total:	$9,804,482

NOTE–8	SHORT-TERM BANK BORROWINGS

The revolving line of credit was granted concurrent with the term loans and pursuant to the same facility letter by Bank of China (Malaysia) Berhad to the Company, which provided for up to RM15,000,000 (equal to $3,388,047) for its working capital purpose. The line bears interest at an annual rate of 1.5% above the bank’s cost of funds on a daily basis. The line is repayable on demand or at rollover options of 1, 3, 6 & 12 months. The effective interest rate was 5.30% per annum for the period ended April 30, 2018.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED APRIL 30, 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE–9	INCOME TAXES

The local (United States) and foreign components of loss before income taxes were comprise the following:

	Six months ended April 30,
	2018	2017
Tax jurisdictions from:
– Local	$(46,693)	$(96,815)
– Foreign, representing:
Malaysia	(314,383)	(302,838)
Loss before income taxes	$(361,076)	$(399,653)

Income tax expense consisted of the following:

	Six months ended April 30,
	2018	2017
Current:
– Local	$–	$–
– Foreign, representing:
Malaysia	69,936	64,587

Deferred:
– Local	–	–
– Foreign	(9,942)	(8,492)
Income tax expense	$59,994	$56,095

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. During the periods presented, the Company has a number of subsidiaries that operates in different countries and is subject to tax in the jurisdictions in which its subsidiaries operate, as follows:

United States of America

PGCG is registered in the State of Nevada and is subject to United States of America tax law. As of April 30, 2018 and October 31, 2017, the operations in the United States of America incurred $916,722 and $870,029, respectively, of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2031, if unutilized. The Company has provided for a full valuation allowance of $320,853 (October 31, 2017: $304,510) against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The Company has adopted ASC 740-10 “Accounting for Income Taxes” and recorded a liability for an uncertain income tax position, tax penalties and any imputed interest thereon. The amount, recorded as an obligation, is $135,000 at April 30, 2018 and October 31, 2017 (included in accrued liabilities and other payables) in respect of potential tax penalty of the late filing of IRS return and, if recognized, will affect the Company’s effective tax rate.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED APRIL 30, 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Malaysia

All of the Company’s subsidiaries operating in Malaysia subject to the Malaysia Corporate Tax Laws at a progressive income tax rate starting from 19% on the assessable income for its tax year (for company with paid up capital not more than RM2.5 million and on the first RM 500,000 income) and 24% (on all income for Company with paid up capital more than RM2.5 million and on the remaining balance of income after the first RM500,000 income charged at 20% for Company with paid up capital not more than RM2.5 million) on the assessable income for its tax year. Any unutilized losses can be carried forward indefinitely to be utilized against income from any business source. The Company has no valuation allowance as of April 30, 2018 and October 31, 2017, respectively.

A reconciliation of loss before income taxes to the effective tax rate as follows:

	Six months ended April 30,
	2018	2017

Loss before income taxes	$(314,383)	(302,838)
Statutory income tax rate	24%	24%
Income tax at statutory tax rate	(75,452)	(72,681)
Tax effect of non-deductible expenses	28,452	75,231
Tax effect of non-taxable income	–	(70)
Tax effect of different tax rate	–	826
Tax effect of non-business source rental income	106,994	39,634
Net operating loss	–	13,155
Income tax expense	$59,994	56,095

During fiscals 2018 and 2017, the Company revisited the facts and circumstances and determined that rental income at “Megan Avenue” and “Le Apple” should be more appropriately taxed as a non-business source under Section 4(d) of the Income Tax Act.

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of April 30, 2018 and October 31, 2017:

	April 30, 2018	October 31, 2017
Deferred tax assets:
Net operating loss carryforwards:
-United States of America	$320,853	$304,510
Total deferred tax assets	320,853	304,510
Less: valuation allowance	(320,853)	(304,510)
Deferred tax assets	$–	$–
Deferred tax liabilities, current
Rent concession	$–	$6,242

Deferred tax liabilities, non-current
Property, plant and equipment	1,563	1,448
Rent concession	172,190	162,817
	$173,753	$164,265

NOTE–10	STOCKHOLDERS’ EQUITY

As of April 30, 2018 and October 31, 2017, the number of shares of the Company’s common stock issued and outstanding is 512,682,393 shares. There are no shares of preferred stock issued and outstanding.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED APRIL 30, 2018

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 4). Summarized financial information concerning the Company’s reportable segments is shown as below:

	Three months ended April 30, 2018
	Plantation Business	Real Estate Business	Corporate	Total

Revenues from external customer	$43,366	$253,500	$–	$296,866
Inter-segment revenue	–	(6,868)	–	(6,868)
Revenues, net	43,366	246,632	–	289,998
Cost of revenues	(18,539)	(169,255)	–	(187,794)
Gross profit	24,827	77,377	–	102,204
Depreciation	1,739	133,479	2,076	137,294
Net loss	(5,658)	(208,849)	(79,897)	(294,404)
Total assets	6,393,933	40,740,122	256,170	47,390,225
Expenditure for long-lived assets	$402	$26,634	$–	$27,036

	Three months ended April 30, 2017
	Plantation Business	Real Estate Business	Corporate	Total

Revenues from external customer	$28,520	$276,735	$–	$305,255
Inter-segment revenue	–	(6,059)	–	(6,059)
Revenues, net	28,520	270,676	–	299,196
Cost of revenues	(14,765)	(159,883)	–	(174,648)
Gross profit	13,755	110,793	–	124,548
Depreciation	2,207	116,593	1,760	120,560
Net loss	(16,658)	(36,518)	(232,050)	(285,226)
Total assets	5,760,574	37,561,503	306,655	43,628,732
Expenditure for long-lived assets	$–	$–	$–	$–

	Six months ended April 30, 2018
	Plantation Business	Real Estate Business	Corporate	Total

Revenues from external customer	$105,424	$538,960	$–	$644,384
Inter-segment revenue	–	(13,466)	–	(13,466)
Revenues, net	105,424	525,494	–	630,918
Cost of revenues	(40,595)	(308,704)	–	(349,299)
Gross profit	64,829	216,790	–	281,619
Depreciation	3,391	260,422	4,071	267,884
Net loss	16,343	(290,631)	(146,782)	(421,070)
Total assets	6,393,933	40,740,122	256,170	47,390,225
Expenditure for long-lived assets	$1,033	$26,634	$–	$27,667

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED APRIL 30, 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Six months ended April 30, 2017
	Plantation Business	Real Estate Business	Corporate	Total

Revenues	$84,018	$553,882	$–	$637,900
Inter-segment revenue	–	(12,128)	–	(12,128)
Revenues, net	84,018	541,754	–	625,772
Cost of revenues	(31,779)	(274,571)	–	(306,350)
Gross profit	52,239	267,183	–	319,422
Depreciation	4,416	233,359	4,020	241,795
Net loss	(3,175)	(220,611)	(231,962)	(455,748)
Total assets	5,760,574	37,561,503	306,655	43,628,732
Expenditure for long-lived assets	$271	$–	$–	$271

All long-lived assets are located in Malaysia.

NOTE–12	CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)       Major customers

For the three and six months ended April 30, 2018 and 2017, the customers who accounted for 10% or more of the Company’s revenues is presented as follows:

		Three months ended April 30, 2018		April 30, 2018
	Business segment	Revenues	Percentage of revenues	Trade accounts receivable

Le Apple Boutique Hotel (KLCC) Sdn. Bhd	Real estate	$226,918	78%	$–
Lim Joo Soon Enterprise	Plantation Business	43,366	15%	–
		$270,284	93%	$–

		Three months ended April 30, 2017		April 30, 2017
	Business segment	Revenues	Percentage of revenues	Trade accounts receivable

Le Apple Boutique Hotel (KLCC) Sdn. Bhd	Real estate	$264,914	89%	$101,394
Lim Joo Soon Enterprise	Plantation Business	28,520	10%	6,469
		$293,434	99%	$107,863

		Six months ended April 30, 2018		April 30, 2018
	Business segment	Revenues	Percentage of revenues	Trade accounts receivable

Le Apple Boutique Hotel (KLCC) Sdn. Bhd	Real estate	$488,289	77%	$–
Lim Joo Soon Enterprise	Plantation Business	105,424	17%	–
		$593,713	94%	$–

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED APRIL 30, 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

		Six months ended April 30, 2017		April 30, 2017
	Business segment	Revenues	Percentage of revenues	Trade accounts receivable

Le Apple Boutique Hotel (KLCC) Sdn. Bhd	Real estate	$530,222	85%	$101,394
Lim Joo Soon Enterprise	Plantation Business	84,018	13%	6,469
		$614,240	98%	$107,863

All customers are located in Malaysia.

(b)       Major vendors

For the three and six months ended April 30, 2018 and 2017, no vendor accounted for 10% or more of the Company’s purchases.

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

FOR THE SIX MONTHS ENDED APRIL 30, 2018

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

(a)       Operating lease commitment

As of April 30, 2018, the Company occupied its own building premises and has no future minimum rental payments due under various operating leases in the next twelve months.

(b)        Capital commitment

As of April 30, 2018, the Company does not have any significant capital commitments.

NOTE–14	SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after April 30, 2018 up through the filing date of these condensed consolidated financial statements. During the period, the Company did not have any material recognizable subsequent events.

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

Overview

During the six months ended April 30, 2018, we operated in two business segments: (i) our oil palm and durian plantation business; and (ii) our real estate business. Our oil palm and durian plantation business is operated through Virtual Setup Sdn. Bhd., or VSSB, and our real estate business is primarily operated through PGCG Assets Holdings Sdn. Bhd., or PGCG Assets, and Dunford Corporation Sdn Bhd. Our primary assets are:

•	Oil palm and durian plantation in Malaysia which is operated through VSSB;
•	21.8921 hectares (54.10 acres) of vacant development land located in Selangor, Malaysia, which is subject to a 99-year leasehold, expiring July 30, 2100;
•	two parcels of undeveloped land located in Selangor, Malaysia aggregating approximately 31 acres;
•	15 storey commercial building located at Geran 10010, Lot 238 Section 43, Town and District of Kuala Lumpur, Wilayah Persekutuan, Kuala Lumpur, Malaysia; and
•	12 storey commercial building located at Megan Avenue 1, No. 189, Jalan Tun Razak, 50400 Kuala Lumpur, Malaysia.

The following table sets forth certain operational data for the six months ended April 30, 2018:

	Six months ended April 30, 2018
	Plantation Business	Real Estate Business	Corporate	Total

Revenues from external customer	$105,424	$538,960	$–	$644,384
Inter-segment revenue	–	(13,466)	–	(13,466)
Revenues, net	105,424	525,494	–	630,918
Cost of revenues	(40,595)	(308,704)	–	(349,299)
Gross profit	64,829	216,790	–	281,619
Depreciation	3,391	260,422	4,071	267,884
Net loss	16,343	(290,631)	(146,782)	(421,070)
Total assets	6,393,933	40,740,122	256,170	47,390,225
Expenditure for long-lived assets	$1,033	$26,634	$–	$27,667

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

Challenges From Our Real Estate Operations

Commercial Buildings

We generate rental income from our 12 storey and 15 storey commercial properties and anticipate generating income from the sale of developed properties. As of April 30, 2018, we occupy 2 floors of our 12 storey commercial building as our corporate headquarters, 6 floors have been leased to tenants at market rate. The balance 4 floors are currently vacant and we are actively attempting to lease these 4 floors.

Our 15 storey building is fully leased to Le Apple Boutique Hotel KLCC which operates a boutique hotel on the premises. The Rental Agreement has an initial term of one (1) year commencing December 1, 2013 and expiring November 30, 2014. Amongst the term in the Rental Agreement is that provided that there are no existing breaches by Le Apple Boutique Hotel KLCC, we are required to renew the lease for an additional one-year up to twenty nine years term, for a maximum aggregate term of thirty years, and the monthly rental rate shall for every three years term, be either increased by 5% to 10% of the monthly rental rate or based on the prevailing market rate, whichever is lower. On December 1, 2014, we have renewed the lease for an additional 29 years. On September 1, 2016, the monthly rental rate was decreased from our initial monthly rental rate of RM550,000 to RM400,000 due to unfavorable market conditions. On 1 April, 2018, the monthly rental rate was revised to RM550,000.

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

Results of Operations

The following table sets forth certain operational data for the three months ended April 30, 2018, compared to the three months ended April 30, 2017:

	Three months ended April 30,
	2018	2017
Revenues, net:	$289,998	$299,196
Plantation business	43,366	28,520
Real estate	246,632	270,676
Total cost of revenues	(187,794)	(174,648)
Plantation business	(18,539)	(14,765)
Real estate	(169,255)	(159,883)
Gross profit	102,204	124,548
General and administrative	(168,126)	(168,058)
(Loss) income from operations	(65,922)	(43,510)
Other expense, net	(160,370)	(224,322)
Loss before income taxes	(226,292)	(267,832)
Income tax expense	(68,112)	(17,394)
NET LOSS	(294,404)	(285,226)

Comparison of the three months ended April 30, 2018 and April 30, 2017

Net Revenue. We generated net revenue of $289,998 and $299,196 for the three months ended April 30, 2018 and 2017, respectively.

For the three months ended April 30, 2018, our plantation and real estate businesses accounted for approximately 15.0% and 85.0% of our net revenue, respectively. For the three months ended April 30, 2017, our plantation and real estate businesses accounted for approximately 9.5% and 90.5% of our net revenue, respectively.

Our real estate related revenues are derived from the tenants from our commercial buildings. We generally expect our real estate related revenues to gradually account for an increasing share of our net revenue in the future as we begin real estate development and sales activities.

During the three months ended April 30, 2018, and 2017, the following customers accounted for 10% or more of our total net revenues:

		Three months ended April 30, 2018		April 30, 2018
	Business segment	Revenues	Percentage of revenues	Trade accounts receivable

Le Apple Boutique Hotel (KLCC) Sdn. Bhd	Real estate	$226,918	78%	$–
Lim Joo Soon Enterprise	Plantation Business	43,366	15%	–
		$270,284	93%	$–

		Three months ended April 30, 2017		April 30, 2017
	Business segment	Revenues	Percentage of revenues	Trade accounts receivable

Le Apple Boutique Hotel (KLCC) Sdn. Bhd	Real estate	$264,914	89%	$101,394
Lim Joo Soon Enterprise	Plantation Business	28,520	10%	6,469
		$293,434	99%	$107,863

All of our customers are located in Malaysia.

Cost of Revenue. For the three-month period ended April 30, 2018, our cost of revenue as a percentage of net revenue was approximately 64.7% as compared to 58.4% for the same period ended April 30, 2017. Cost of plantation and real estate as a percentage of their respective net revenue was approximately 42.8% and 68.6%, respectively, for the quarter ended April 30, 2018. For the three months ended April 30, 2017, cost of plantation and real estate as a percentage of their respective net revenue was approximately 51.8% and 59.1%, respectively. Cost of revenue of our oil palm consists of costs such as material supplies, subcontracting costs incurred for planting, fertilizing and harvesting the oil palm tree. Transportation and handling costs associated with the distribution of fresh fruit bunches to the customers are also included in cost of revenues.

For the three months ended April 30, 2018 and 2017, no vendor accounted for 10% or more of our purchases.

Gross Profit. For the three months ended April 30, 2018, we achieved gross profit of $102,204 as compared to $124,548 for the three months ended April 30, 2017. For the three months ended April 30, 2018, our plantation and real estate operations accounted for approximately 24.3% and 75.7% of our gross profit, respectively. For the three months ended April 30, 2017, our plantation and real estate operations accounted for approximately 11% and 89% of our gross profit, respectively.

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

General and Administrative Expenses (“G&A”). We incurred G&A expenses of $168,126 and $168,058 for the three months ended April 30, 2018, and 2017, respectively.

As a general matter, we expect our G&A to increase in the foreseeable future as we begin development of our real estate assets. G&A as a percentage of net revenue was approximately 57.9% and 56.2% for the three months ended April 30, 2018 and 2017, respectively.

Other Expense, net. We incurred net other expense of $160,370 for the three months ended April 30, 2018, as compared to net other expense of $224,322 for the three months ended April 30, 2017. Net other expense for the three months ended April 30, 2018 and 2017 consisted primarily of interest expense from our bank loans.

Income Tax Expense. We recorded income tax expense of $68,112 and $17,394 for the three months ended April 30, 2018 and 2017, respectively. Our income tax was primarily attributable to the tax effect of non-business source rental income.

Comparison of the six months ended April 30, 2018 and April 30, 2017

The following table sets forth certain operational data for the six months ended April 30, 2018, compared to the six months ended April 30, 2017:

	Six months ended April 30,
	2018	2017
Revenues, net:	$630,918	$625,772
Plantation business	105,424	84,018
Real estate	525,494	541,754
Total cost of revenues	(349,299)	(306,350)
Plantation business	(40,595)	(31,779)
Real estate	(308,704)	(274,571)
Gross profit	281,619	319,422
General and administrative	(265,574)	(279,530)
(Loss) income from operations	16,045	39,892
Other expense, net	(377,121)	(439,545)
Loss before income taxes	(361,076)	(399,653)
Income tax expense	(59,994)	(56,095)
NET LOSS	(421,070)	(455,748)

Net Revenue. We generated net revenue of $630,918 and $625,772 for the six months ended April 30, 2018 and 2017, respectively.

For the six months ended April 30, 2018, our plantation and real estate businesses accounted for approximately 16.7% and 83.3% of our net revenue, respectively. For the six months ended April 30, 2017, our plantation and real estate businesses accounted for approximately 13.4% and 86.6% of our net revenue, respectively.

Our real estate related revenues are derived from the tenants from our commercial buildings. We generally expect our real estate related revenues to gradually account for an increasing share of our net revenue in the future as we begin real estate development and sales activities.

For the six months ended April 30, 2018, and 2017, the following customers accounted for 10% or more of our total net revenues:

		Six months ended April 30, 2018		April 30, 2018
	Business segment	Revenues	Percentage of revenues	Trade accounts receivable

Le Apple Boutique Hotel (KLCC) Sdn. Bhd	Real estate	$488,289	77%	$–
Lim Joo Soon Enterprise	Plantation Business	105,424	17%	–
		$593,713	94%	$–

		Six months ended April 30, 2017		April 30, 2017
	Business segment	Revenues	Percentage of revenues	Trade accounts receivable

Le Apple Boutique Hotel (KLCC) Sdn. Bhd	Real estate	$530,222	85%	$101,394
Lim Joo Soon Enterprise	Plantation Business	84,018	13%	6,469
		$614,240	98%	$107,863

All of our customers are located in Malaysia.

Cost of Revenue. For the six months ended April 30, 2018, our cost of revenue as a percentage of net revenue was approximately 55.4% with our plantation and real estate businesses accounting for 11.6% and 88.4% of the cost of revenue. For the six months ended April 30, 2017, our cost of revenue as a percentage of net revenue was approximately 49.0% with our plantation and real estate businesses accounted for 10.4% and 89.6% of the cost of revenue. Cost of real estate revenue in 2018 and 2017 primarily consisted of land taxes, maintenance and depreciation of the leased properties of our real estate. Cost of plantation revenue in 2018 and 2017 consisted primarily of the costs related to the oil palm business such as material supplies, subcontracting costs and transportation costs incurred for planting, fertilizing and harvesting the oil palm tree. Shipping and handling costs associated with the distribution of fresh fruit bunches to the customers are also included in cost of revenues.

For the six months ended April 30, 2018 and 2017, no vendor accounted for 10% or more of our purchases.

Gross Profit. For the six months ended April 30, 2018, we achieved gross profit of $281,619 as compared to $319,422 for the same period ended April 30, 2017. As of April 30, 2018, our plantation and real estate businesses accounted for approximately 23.0% and 77.0%, respectively, of our gross profit. For the six months ended April 30, 2017, our plantation and real estate operations accounted for approximately 16.4% and 83.6% of our gross profit, respectively. The decrease in overall gross profit is primarily attributable to lower rental income on our commercial properties.

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

General and Administrative Expenses (“G&A”). We incurred G&A expenses of $265,574 and $279,530 for the six months ended April 30, 2018, and 2017, respectively.

As a general matter, we expect our G&A to increase in the foreseeable future as we begin development of our real estate assets. G&A as a percentage of net revenue was approximately 42.1% and 44.7% for the six months ended April 30, 2018 and 2017, respectively.

Other Expense, net. We incurred net other expense of $377,121 for the six months ended April 30, 2018, as compared to net other expense of $439,545 for the six months ended April 30, 2017. Net other expense for the six months ended April 30, 2018 and 2017 consisted primarily of interest expense from our bank loans.

Income Tax Expense. We recorded income tax expense of $59,994 and $56,095 for the six months ended April 30, 2018 and 2017, respectively. Our income tax was primarily attributable to the tax effect of non-business source rental income.

Liquidity and Capital Resources

As of April 30, 2018, we had cash and cash equivalents of $147,339, as compared to $294,667 as of the same period last year. Our cash and cash equivalents decreased as a result of cash used in operation.

We expect to incur significantly greater expenses in the near future, including the contractual obligations that we have assumed discussed below, to begin development activities. We also expect our general and administrative expenses to increase as we expand our finance and administrative staff, and add infrastructure.

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

	Six months ended April 30,
	2018	2017
Net cash used in operating activities	(77,253)	(385,853)
Net cash used in investing activities	(56,926)	(3,622)
Net cash (used in) / provided by financing activities	(27,863)	30,043

Net Cash Used In Operating Activities.

For the six months ended April 30, 2018, net cash used in operating activities was $77,253, which consisted primarily of a net loss (excluding non-cash depreciation) of $83,250, a decrease in income tax payable of $73,939, a decrease in accrued liabilities and other payables of $53,813, offset by a decrease in rental concession of $41,423 and decrease in account receivable of $163,131.

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

Net Cash Used in Investing Activities.

For the six months ended April 30, 2018, net cash used in investing activities was $56,926, consisting of $29,259 of plantation development construction costs, and cost of purchase of property, plant and equipment of $27,667.

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

Net Cash (Used in) / Provided by Financing Activities.

For the six months ended April 30, 2018, net cash used in financing activities was $27,863, consisting primarily of advances of $586,133 from Weng Kung Wong, our Chief Executive Officer, Interim Chief Financial Officer and Interim Secretary and director, offset by repayments of $613,996 on outstanding bank loans.

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

Contractual Obligations and Commercial Commitments

We had the following contractual obligations and commercial commitments as of April 30, 2018:

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	$	$	$	$	$
Amounts due to related parties	3,285,830	86,420	3,199,410	–	–
Commercial commitments
Bank loan repayment	13,427,304	4,612,722	2,212,426	2,563,823	4,038,333
Total obligations	16,713,134	4,699,142	5,411,836	2,563,823	4,038,333

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

Accounts receivable are recorded at the invoiced amount and do not bear interest. We extend unsecured credit to our customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and determined based on managements’ assessment of known requirements, aging of receivables, payment history, the customer’s current credit worthiness and the economic environment. We will consider the allowance for doubtful accounts for any estimated losses resulting from the inability of our customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. We do not have any off-balance-sheet credit exposure related to our customers. Based upon the aforementioned criteria, we did not write off accounts receivable on uncollectible rental receivable at April 30, 2018 and October 31, 2017.

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

Policy for Capitalizing Development Cost

The cost of buildings and improvements includes the purchase price of property, legal fees and other acquisition costs. Costs directly related to planning, developing, initial leasing and constructing a property are capitalized and classified as Real Estate in the consolidated balance sheets. Capitalized development costs include interest, and other direct project costs incurred during the period of development. As of April 30, 2018 and October 31, 2017, there was no such capitalized interest.

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

(a)       Plantation sales

Revenue from the sale of palm oil fruit bunches is recognized upon confirmation of the weight of fresh fruit bunches and transported to the customer, when there is persuasive evidence of an arrangement, delivery has occurred and risk of loss has passed, the sales price is fixed or determinable at the date of sale, and collectability is reasonably assured. For the three months ended April 30, 2018 and 2017, sale of palm oil fruits was $43,366 and $28,520, respectively. For the six months ended April 30, 2018 and 2017, sale of palm oil fruits was $105,424 and $84,018, respectively.

(b)       Rental income

We generally lease the units under operating leases with terms of two years or less. For the six months ended April 30, 2018 and 2017, we have recorded $525,494 and $541,754 in lease revenue, based upon our annual rental over the life of the lease under operating lease, using the straight-line method in accordance with ASC Topic 970-605, “Real Estate – General – Revenue Recognition” (“ASC Topic 970-605”).

As of April 30, 2018, the commercial buildings for lease are as follows:'

Name of Commercial building	Number of units (by floor)	Footage area (square feet)	Vacancy percentage
Megan Avenue	12	19,987	33%
Le Apple Boutique Hotel KLCC (fka “Menara CMY”)	15	91,848	0%

We expect to record approximately $1.7 million in annual lease revenue under the operating lease arrangements in the next twelve months through April 30, 2019.

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

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the period ended April 30,
	2018	2017
Period-end HK$ : US$1 exchange rate	–	7.7775
Period-average HK$ : US$1 exchange rate	–	7.7614
Period-end MYR : US$1 exchange rate	3.9224	4.3395
Period-average MYR : US$1 exchange rate	3.9833	4.4227

•	Related parties

Parties, which can be a corporation or individual, are considered to be related if we have the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

•	Segment reporting

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with our internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. During the period ended April 30, 2018 and 2017, we operate in two reportable operating segments in Malaysia.

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

The following table summarizes information on the fair value measurement of our financial assets as of April 30, 2018 and October 31, 2017, measured at fair value, grouped by the categories described above:

	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
As of April 30, 2018
Marketable securities, available-for-sale	$224,845	$–	$–

As of October 31, 2017
Marketable securities, available-for-sale	$221,198	$–	$–

As of April 30, 2018, we did not have any nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements, at least annually, on a recurring basis, nor did we have any assets or liabilities measured at fair value on a non-recurring basis.

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

In May 2018, FASB issued Accounting standards Update 2018-06; Codification Improvements to Topic 942 Financial Services – Depository and Lending which supersedes outdated guidance related to the office of the Comptroller of the Currency’s Baking Circular 202, Accounting for Net Deferred Tax Charges (Circular 202). The amendments in this update remove outdated guidance related to Circular 202 and is effective upon issuance of this update. We do not expect the adoption of this ASU to have a material effect on our consolidated financial statements.

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

ITEM 4     Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), under the supervision of and with the participation of our management, including the Chief Executive Officer and Interim Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Interim Chief Financial Officer, concluded that our disclosure controls and procedures, subject to limitations as noted below, as of April 30, 2018, and during the period prior to and including the date of this report, were effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

Subject to the foregoing disclosure, there were no changes in our internal control over financial reporting that occurred during our last fiscal quarter ended April 30, 2018, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Date: June 15, 2018

