Form 10-Q
period 2018-07-31
PRIME GLOBAL CAPITAL GROUP Inc
filed 2018-09-07
CIK 1462047

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 31, 2018

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

As of September 6, 2018, the issuer had outstanding 512,682,393 shares of common stock.

i

PART I   FINANCIAL INFORMATION

ITEM 1  Financial Statements

PRIME GLOBAL CAPITAL GROUP INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	July 31, 2018	October 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$186,712	$294,261
Marketable securities, available-for-sale	223,191	221,198
Rental concession	27,121	26,009
Accounts receivable, net	1,018	154,619
Deposits and other receivables	16,223	24,742
Total current assets	454,265	720,829

Rental concession, non-current	659,944	678,402
Deferred development costs	156,174	94,822
Construction in progress	317,994	304,956
Property, plant and equipment, net	44,179,612	42,720,697
TOTAL ASSETS	$45,767,989	$44,519,706

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6	$322
Amount due to a related party	86,420	86,420
Rental deposits from tenants	429,709	409,963
Income tax payable	575,997	684,287
Short-term bank borrowings	3,429,610	3,501,799
Current portion of long-term bank loans	974,761	919,638
Deferred tax liabilities, current	–	6,242
Accrued liabilities and other payables	312,008	419,236

Total current liabilities	5,808,511	6,027,907

Long-term liabilities:
Long-term bank loans	8,281,535	8,609,795
Amount due to a director	3,544,540	2,427,767
Deferred tax liabilities	166,407	164,265

Total liabilities	17,800,993	17,229,734

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 100,000,000 shares authorized; no shares issued and outstanding	–	–
Common stock, $0.001 par value; 1,000,000,000 shares authorized; 512,682,393 shares issued and outstanding, as of July 31, 2018 and October 31, 2017	512,683	512,683
Additional paid-in capital	41,934,476	41,934,476
Accumulated other comprehensive loss	(9,995,334)	(11,187,912)
Accumulated loss	(4,222,638)	(3,744,805)
Total stockholder’s equity	28,229,187	27,514,442
Non-controlling interest	(262,191)	(224,470)

Total equity	27,966,996	27,289,972
TOTAL LIABILITIES AND EQUITY	$45,767,989	$44,519,706

See accompanying notes to condensed consolidated financial statements

PRIME GLOBAL CAPITAL GROUP INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE (LOSS) INCOME

(Currency expressed in US$, except for number of shares)

(Unaudited)

	Three months ended July 31,		Nine months ended July 31,
	2018	2017	2018	2017
Revenues, net:
Plantation business	$28,291	$12,287	$133,715	$96,305
Rental income	425,082	276,393	950,576	818,147
Total revenues, net	453,373	288,680	1,084,291	914,452

Cost of revenues	(150,834)	(121,751)	(500,133)	(428,101)

Gross profit	302,539	166,929	584,158	486,351

Operating expenses:
General and administrative	(116,405)	(180,347)	(381,979)	(459,877)

Income/(loss) from operations	186,134	(13,418)	202,179	26,474

Other (expense) income
Interest expense	(215,659)	(212,161)	(592,780)	(629,726)
Other income	–	(990)	–	1,789
Forgiveness of debts	–	184,435	–	184,435
Impairment loss on available-for-sale securities	–	(248)	–	(25,007)
Loss before income taxes	(29,525)	(42,382)	(390,601)	(442,035)

Income tax expense	(55,826)	945	(115,820)	(55,150)

NET LOSS	$(85,351)	$(41,437)	$(506,421)	$(497,185)

Net loss attributable to non-controlling interest	(1,946)	(10,937)	(28,588)	(39,973)

NET LOSS ATTRIBUTABLE TO THE COMPANY	$(83,405)	$(30,500)	$(477,833)	$(457,212)

Other comprehensive income (loss):
– Unrealized holding loss on available-for-sale securities	–	(15,252)	–	(40,011)
– Impairment loss on available-for-sale securities	–	–	–	24,759
– Foreign exchange adjustment gain (loss)	(972,187)	392,501	1,192,578	(594,304)

COMPREHENSIVE INCOME (LOSS)	$(1,055,592)	$346,749	$714,745	$(1,066,768)

Net loss per share – Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common stock outstanding – Basic and diluted	512,682,393	512,682,393	512,682,393	512,682,393

* Less than $0.01 per share

See accompanying notes to condensed consolidated financial statements.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Currency expressed in US$)

(Unaudited)

	Nine months ended July 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(506,421)	$(497,185)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property, plant and equipment	401,740	363,759
Gain on disposal of property, plant and equipment	–	(1,789)
Forgiveness of debts	–	(184,435)
Impairment loss on available-for-sale securities	–	25,007
Changes in operating assets and liabilities:
Accounts receivable	162,857	(3,437)
Deposits and other receivables	9,736	13,241
Accounts payable	(335)	(15,110)
Rental concession	48,246	18,841
Income tax payable	(139,817)	(200,396)
Rental deposit from tenants	2,256	4,796
Deferred taxation	(11,579)	(10,084)
Accrued liabilities and other payables	(116,969)	(51,701)
Net cash used in operating activities	(150,286)	(538,493)

Cash flows from investing activities:
Addition of plantation development cost	(58,245)	(9,043)
Payment on construction in progress	–	(7,262)
Proceeds from disposal of property, plant and equipment	–	3,882
Purchase of property, plant and equipment	(28,168)	(3,174)
Net cash used in investing activities	(86,413)	(15,597)

Cash flows from financing activities:
Advances from related parties	1,037,234	660,544
Repayments on bank loans	(917,348)	(593,553)
Payments on finance lease	–	(3,078)
Net cash provided by financing activities	119,886	63,913

Foreign currency translation adjustment	9,264	(20,195)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(107,549)	(510,372)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	294,261	685,876

CASH AND CASH EQUIVALENTS, END OF PERIOD	$186,712	$175,504

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income tax	$267,216	$278,395
Cash paid for interest	$592,780	$629,724

See accompanying notes to condensed consolidated financial statements.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JULY 31, 2018

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

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended October 31, 2017. All significant intercompany balances and transactions have been eliminated on consolidation. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the operating results for the periods presented have been included in the interim period. Operating result for the nine months ended July 31, 2018 is not necessarily indicative of the results that may be expected for other interim periods or the year ending October 31, 2018. The condensed consolidated financial data at October 31, 2017 is derived from audited financial statements included in our Annual Report on Form 10-K for the year ended October 31, 2017, filed on January 31, 2018.

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

FOR THE NINE MONTHS ENDED JULY 31, 2018

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

FOR THE NINE MONTHS ENDED JULY 31, 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE–3	GOING CONCERN UNCERTAINTIES

The accompanying condensed consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

For the nine months ended July 31, 2018, the Company reported a loss of $506,421 and working capital deficit of $5,354,246 as of July 31, 2018.

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

FOR THE NINE MONTHS ENDED JULY 31, 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

•	Accounts receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and determined based on managements’ assessment of known requirements, aging of receivables, payment history, the customer’s current credit worthiness and the economic environment. The Company will consider the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. Based upon the aforementioned criteria, the Company did not write off accounts receivable on uncollectible rental receivable at July 31, 2018 and October 31, 2017.

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

During the nine months ended July 31, 2018, the Company invested in equity securities listed on Bursa Malaysia with a total cost of $265,606 and escrow funds (which invested in equity securities listed in the U.S.) with a total cost of $200,000. The Company entered into an escrow agreement with Peijin Wu Hoppe (“Hoppe”), the Company’s former director, to set up an escrow fund up to $500,000 as a reserve to indemnify Hoppe from any claim of liability until July 29, 2022, the seventh year anniversary of the termination of Director Retainer Agreement, or any mutual agreement with the Company and Hoppe. The unrealized loss representing the change in fair value of $nil and $40,011 was charged against accumulated other comprehensive income (loss) for the nine months ended July 31, 2018 and 2017, respectively.

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

FOR THE NINE MONTHS ENDED JULY 31, 2018

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

Policy for Capitalizing Development Cost

The cost of buildings and improvements includes the purchase price of property, legal fees and other acquisition costs. Costs directly related to planning, developing, initial leasing and constructing a property are capitalized and classified as Real Estate in the consolidated balance sheets. Capitalized development costs include interest, and other direct project costs incurred during the period of development. As of July 31, 2018 and October 31, 2017, there was no such capitalized interest.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JULY 31, 2018

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

(a)       Plantation sales

Revenue from the sale of palm oil fruit bunches is recognized upon confirmation of the weight of fresh fruit bunches and transported to the customer, when there is persuasive evidence of an arrangement, delivery has occurred and risk of loss has passed, the sales price is fixed or determinable at the date of sale, and collectability is reasonably assured. For the three months ended July 31, 2018 and 2017, sale of palm oil fruits was $28,291 and $12,287, respectively. For the nine months ended July 31, 2018 and 2017, sale of palm oil fruits was $133,715 and $96,305, respectively.

(b)       Rental income

The Company generally leases the units under operating leases with terms of two years or less. For the nine months ended July 31, 2018 and 2017, we have recorded $950,576 and $818,147 in lease revenue, based upon its annual rental over the life of the lease under operating lease, using the straight-line method in accordance with ASC Topic 970-605, “Real Estate – General – Revenue Recognition” (“ASC Topic 970-605”).

As of July 31, 2018, the commercial buildings for lease are as follows:

Name of Commercial building	Number of units (by floor)	Footage area (square feet)	Vacancy percentage
Megan Avenue	12	19,987	33%
Le Apple Boutique Hotel KLCC (fka “Menara CMY”)	15	91,848	0%

The Company expects to record approximately $1.7 million in annual lease revenue under the operating lease arrangements in the next twelve months through July 31, 2019.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JULY 31, 2018

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

	July 31, 2018	October 31, 2017
Rental concession:
Current portion	$27,121	$26,009
Non-current portion	659,944	678,402

Total	$687,065	$704,411

The estimated amortization on long-term rent concession in the next five years and thereafter is as follows:

Period ending July 31:
2019	$27,121
2020	27,121
2021	27,121
2022	27,121
2023	27,121
Thereafter	551,460

Total	$687,065

As of July 31, 2018, the minimum future rental receivables on the commercial properties to be collectible in the next five years and thereafter are as follows:

Period ending July 31:
2019	$1,635,716
2020	1,605,439
2021	1,600,138
2022	1,600,138
2023	1,600,138
Thereafter	32,536,141

Total	$40,577,710

The Company also records operating costs directly attributable to the leasing properties, such as real estate taxes, depreciation of the leased properties and maintenance fees, which are charged as expenses when incurred.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JULY 31, 2018

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

FOR THE NINE MONTHS ENDED JULY 31, 2018

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

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the period ended July 31,
	2018	2017
Period-end HK$ : US$1 exchange rate	–	7.8099
Period-average HK$ : US$1 exchange rate	–	7.7736
Period-end MYR : US$1 exchange rate	4.0559	4.2790
Period-average MYR : US$1 exchange rate	3.9900	4.3788

•	Related parties

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

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. During the period ended July 31, 2018 and 2017, the Company operates in two reportable operating segments in Malaysia.

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

FOR THE NINE MONTHS ENDED JULY 31, 2018

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

The following table summarizes information on the fair value measurement of the Company’s financial assets as of July 31, 2018 and October 31, 2017, measured at fair value, grouped by the categories described above:

	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
As of July 31, 2018
Marketable securities, available-for-sale	$223,191	$–	$–

As of October 31, 2017
Marketable securities, available-for-sale	$221,198	$–	$–

As of July 31, 2018, the Company did not have any non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements, at least annually, on a recurring basis, nor did the Company have any assets or liabilities measured at fair value on a non-recurring basis.

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

FOR THE NINE MONTHS ENDED JULY 31, 2018

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

FOR THE NINE MONTHS ENDED JULY 31, 2018

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

FOR THE NINE MONTHS ENDED JULY 31, 2018

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

FOR THE NINE MONTHS ENDED JULY 31, 2018

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

NOTE–5	PROPERTY, PLANT AND EQUIPMENT

	July 31, 2018	October 31, 2017
Freehold plantation land	$7,845,805	$7,845,805
Leasehold land under development	4,276,764	4,276,764
Freehold land under development	18,091,173	18,091,173
Freehold land and land improvement for rental purpose commercial building	15,191,123	15,191,123
Building structure and improvements	15,857,410	15,857,410
Office furniture, fixture and equipment	157,327	129,159
Motor vehicles	162,300	162,300
Foreign translation difference	(14,465,478)	(16,395,642)
	47,116,424	45,158,092
Less: accumulated depreciation	(3,342,692)	(2,940,952)
Less: foreign translation difference	405,880	503,557
	$44,179,612	$42,720,697

Depreciation expense for the three months ended July 31, 2018 and 2017 was $133,856 and $121,964, respectively.

Depreciation expense for the nine months ended July 31, 2018 and 2017 was $401,740 and $363,759, respectively.

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

FOR THE NINE MONTHS ENDED JULY 31, 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

In light of the termination of the Proposed JV with YTB, the Company plans to develop, market, promote and complete the construction on its own. As at the date of this report, clearing of the land for development is underway. The Company hopes to begin construction in the fourth calendar quarter of 2019 and complete construction by the end of calendar 2021. The Company believes that it will require approximately RM5 to RM10 million in the aggregate to market, promote and complete construction of each phase of our Shah Alam 2 Eco Residential Development Project

During the course of the Company’s strategic review of its operations, the Company assessed the recoverability of the carrying value of its property, plant and equipment. The impairment charge, if any, represented the excess of carrying amounts of the Company’s property, plant and equipment over the fair values of the assets. The Company believes that there was no impairment of its property, plant and equipment as of July 31, 2018.

NOTE–6	AMOUNTS DUE TO RELATED PARTIES

	July 31, 2018	October 31, 2017
Current portion:
Amount due to a related party, which were unsecured, interest-free and repayable on demand,
Mr. Kok Wai Chai, a director of UHT	$86,420	$86,420

Non-current portion:
Amount due to a related party, where was unsecured, interest-free and not expected to be repaid in the next twelve months
Mr. Weng Kung Wong, the Company’s director	$3,544,540	$2,427,767

NOTE–7	BANK LOANS

	July 31, 2018	October 31, 2017
Bank loans from financial institutions in Malaysia
Bank of China (Malaysia) Berhad	$7,117,710	$7,432,487
RHB Bank Berhad	2,138,586	2,096,946
	9,256,296	9,529,433
Less: current portion	(974,761)	(919,638)
Bank loans, net of current portion	$8,281,535	$8,609,795

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

FOR THE NINE MONTHS ENDED JULY 31, 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

The loan from Bank of China (Malaysia) Berhad is secured by the first party charge over 15-storey commercial office building Le Apple Boutique Hotel KLCC (fka Menara CMY”) in Kuala Lumpur, Malaysia, deed of assignment of rental proceeds over the rights and interest to the rental of the 15-storey commercial office building and is personally guaranteed by the director and chief executive officer of the Company, Mr. Weng Kung Wong and a subsidiary of the Company, UHT. The loan is also secured by a debenture incorporating fixed and floating charge for RM55 million plus interest thereon over the assets of PGCG Assets. The cost of funds was 7.6% per annum for the period ended July 31, 2018.

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

The loan is secured by the 12-storey commercial office building “Megan Avenue” in Kuala Lumpur, Malaysia and is personally guaranteed by the director and chief executive officer of the Company, Mr. Weng Kung Wong and a director of the Company’s subsidiary, Mr. Kok Wai Chai and a subsidiary of the Company, UHT. The cost of funds was 4.70% for the periods ended July 31, 2018.

As of July 31, 2018, the minimum future payments of the aggregate bank borrowings in the next five years and thereafter are as follows:

Period ending July 31:
2019	$974,761
2020	1,049,217
2021	1,129,424
2022	1,215,830
2023	1,308,918
Thereafter	3,578,146

Total:	$9,256,296

NOTE–8	SHORT-TERM BANK BORROWINGS

The revolving line of credit was granted concurrent with the term loans and pursuant to the same facility letter by Bank of China (Malaysia) Berhad to the Company, which provided for up to RM15,000,000 (equal to $3,388,047) for its working capital purpose. The line bears interest at an annual rate of 1.5% above the bank’s cost of funds on a daily basis. The line is repayable on demand or at rollover options of 1, 3, 6 & 12 months. The effective interest rate was 5.30% per annum for the period ended July 31, 2018.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JULY 31, 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE–9	INCOME TAXES

The local (United States) and foreign components of loss before income taxes were comprise the following:

	Nine months ended July 31,
	2018	2017
Tax jurisdictions from:
– Local	$(45,587)	$(111,273)
– Foreign, representing:
Malaysia	(345,014)	(515,197)
Hong Kong	–	164,668
BVI	–	19,767
Loss before income taxes	$(390,601)	$(442,035)

Income tax expense consisted of the following:

	Nine months ended July 31,
	2018	2017
Current:
– Local	$–	$–
– Foreign, representing:
Malaysia	127,399	65,234

Deferred:
– Local	–	–
– Foreign	(11,579)	(10,084)
Income tax expense	$115,820	$55,150

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. During the periods presented, the Company has a number of subsidiaries that operates in different countries and is subject to tax in the jurisdictions in which its subsidiaries operate, as follows:

United States of America

PGCG is registered in the State of Nevada and is subject to United States of America tax law. As of July 31, 2018 and October 31, 2017, the operations in the United States of America incurred $915,616 and $870,029, respectively, of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2031, if unutilized. The Company has provided for a full valuation allowance of $320,466 (October 31, 2017: $304,510) against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JULY 31, 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

The Company has adopted ASC 740-10 “Accounting for Income Taxes” and recorded a liability for an uncertain income tax position, tax penalties and any imputed interest thereon. The amount, recorded as an obligation, is $135,000 at July 31, 2018 and October 31, 2017 (included in accrued liabilities and other payables) in respect of potential tax penalty of the late filing of IRS return and, if recognized, will affect the Company’s effective tax rate.

Malaysia

All of the Company’s subsidiaries operating in Malaysia subject to the Malaysia Corporate Tax Laws at a progressive income tax rate starting from 19% on the assessable income for its tax year (for company with paid up capital not more than RM2.5 million and on the first RM 500,000 income) and 24% (on all income for Company with paid up capital more than RM2.5 million and on the remaining balance of income after the first RM500,000 income charged at 20% for Company with paid up capital not more than RM2.5 million) on the assessable income for its tax year. Any unutilized losses can be carried forward indefinitely to be utilized against income from any business source. The Company has no valuation allowance as of July 31, 2018 and October 31, 2017, respectively.

A reconciliation of loss before income taxes to the effective tax rate as follows:

	Nine months ended July 31,
	2018	2017

Loss before income taxes	$(345,014)	$(515,197)
Statutory income tax rate	24%	24%
Income tax at statutory tax rate	(82,803)	(123,647)
Tax effect of non-deductible expenses	43,685	107,157
Tax effect of different tax rate	–	1,947
Tax effect of non-business source rental income	154,938	38,524
Net operating loss	–	31,169
Income tax expense	$115,820	$55,150

During fiscals 2018 and 2017, the Company revisited the facts and circumstances and determined that rental income at “Megan Avenue” and “Le Apple” should be more appropriately taxed as a non-business source under Section 4(d) of the Income Tax Act.

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of July 31, 2018 and October 31, 2017:

	July 31, 2018	October 31, 2017
Deferred tax assets:
Net operating loss carryforwards:
- United States of America	$320,466	$304,510
Total deferred tax assets	320,466	304,510
Less: valuation allowance	(320,466)	(304,510)
Deferred tax assets	$–	$–

Deferred tax liabilities, current
Rent concession	$–	$6,242

Deferred tax liabilities, non-current
Property, plant and equipment	1,511	1,448
Rent concession	164,896	162,817
	$166,407	$164,265

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JULY 31, 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE–10	STOCKHOLDERS’ EQUITY

As of July 31, 2018 and October 31, 2017, the number of shares of the Company’s common stock issued and outstanding is 512,682,393 shares. There are no shares of preferred stock issued and outstanding.

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 4). Summarized financial information concerning the Company’s reportable segments is shown as below:

	Three months ended July 31, 2018
	Plantation Business	Real Estate Business	Corporate	Total

Revenues from external customer	$28,291	$431,781	$–	$460,072
Inter-segment revenue	–	(6,699)	–	(6,699)
Revenues, net	28,291	425,082	–	453,373
Cost of revenues	(18,216)	(132,618)	–	(150,834)
Gross profit	10,075	292,464	–	302,539
Depreciation	1,703	130,128	2,025	133,856
Net loss	(9,627)	2,391	(78,115)	(85,351)
Total assets	6,204,571	39,309,386	254,032	45,767,989
Expenditure for long-lived assets	$546	$(45)	$–	$501

	Three months ended July 31, 2017
	Plantation Business	Real Estate Business	Corporate	Total

Revenues from external customer	$12,287	$282,639	$–	$294,926
Inter-segment revenue	–	(6,246)	–	(6,246)
Revenues, net	12,287	276,393	–	288,680
Cost of revenues	(10,801)	(110,950)	–	(121,751)
Gross profit	1,486	165,443	–	166,929
Depreciation	5,032	120,135	(3,203)	121,964
Net loss	(39,861)	(117,246)	115,670	(41,437)
Total assets	5,823,333	37,879,921	345,870	44,049,124
Expenditure for long-lived assets	$–	$–	$2,900	$2,900

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JULY 31, 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Nine months ended July 31, 2018
	Plantation Business	Real Estate Business	Corporate	Total

Revenues from external customer	$133,715	$970,741	$–	$1,104,456
Inter-segment revenue	–	(20,165)	–	(20,165)
Revenues, net	133,715	950,576	–	1,084,291
Cost of revenues	(58,811)	(441,322)	–	(500,133)
Gross profit	74,904	509,254	–	584,158
Depreciation	5,094	390,550	6,096	401,740
Net loss	6,716	(288,240)	(224,897)	(506,421)
Total assets	6,204,571	39,309,386	254,032	45,767,989
Expenditure for long-lived assets	$1,579	$26,589	$–	$28,168

	Nine months ended July 31, 2017
	Plantation Business	Real Estate Business	Corporate	Total

Revenues	$96,305	$836,521	$–	$932,826
Inter-segment revenue	–	(18,374)	–	(18,374)
Revenues, net	96,305	818,147	–	914,452
Cost of revenues	(42,580)	(385,521)	–	(428,101)
Gross profit	53,725	432,626	–	486,351
Depreciation	9,448	353,494	817	363,759
Net loss	(43,036)	(337,857)	(116,292)	(497,185)
Total assets	5,823,333	37,879,921	345,870	44,049,124
Expenditure for long-lived assets	$274	$–	$2,900	$3,174

All long-lived assets are located in Malaysia.

NOTE–12	CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)       Major customers

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JULY 31, 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

For the three and nine months ended July 31, 2018 and 2017, the customers who accounted for 10% or more of the Company’s revenues is presented as follows:

		Three months ended July 31, 2018		July 31, 2018
	Business segment	Revenues	Percentage of revenues	Trade accounts receivable

Le Apple Boutique Hotel (KLCC) Sdn. Bhd	Real estate	$406,642	90%	$–
Lim Joo Soon Enterprise	Plantation Business	28,291	6%	–
		$434,933	96%	$–

		Three months ended July 31, 2017		July 31, 2017
	Business segment	Revenues	Percentage of revenues	Trade accounts receivable

Le Apple Boutique Hotel (KLCC) Sdn. Bhd	Real estate	$273,080	93%	$–
Lim Joo Soon Enterprise	Plantation Business	12,287	4%	18,878
		$285,367	97%	$18,878

		Nine months ended July 31, 2018		July 31, 2018
	Business segment	Revenues	Percentage of revenues	Trade accounts receivable

Le Apple Boutique Hotel (KLCC) Sdn. Bhd	Real estate	$894,110	83%	$–
Lim Joo Soon Enterprise	Plantation Business	133,715	12%	–
		$1,027,825	95%	$–

		Nine months ended July 31, 2017		July 31, 2017
	Business segment	Revenues	Percentage of revenues	Trade accounts receivable

Le Apple Boutique Hotel (KLCC) Sdn. Bhd	Real estate	$803,302	88%	$–
Lim Joo Soon Enterprise	Plantation Business	96,305	10%	18,878
		$899,607	98%	$18,878

All customers are located in Malaysia.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JULY 31, 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

(b)       Major vendors

For the three and nine months ended July 31, 2018 and 2017, no vendor accounted for 10% or more of the Company’s purchases.

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

FOR THE NINE MONTHS ENDED JULY 31, 2018

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

(a)       Operating lease commitment

As of July 31, 2018, the Company occupied its own building premises and has no future minimum rental payments due under various operating leases in the next twelve months.

(b)        Capital commitment

As of July 31, 2018, the Company does not have any significant capital commitments.

NOTE–14	SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after July 31, 2018 up through the filing date of these condensed consolidated financial statements. During the period, the Company did not have any material recognizable subsequent events.

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

Overview

During the nine months ended July 31, 2018, we operated in two business segments: (i) our oil palm and durian plantation business; and (ii) our real estate business. Our oil palm and durian plantation business is operated through Virtual Setup Sdn. Bhd., or VSSB, and our real estate business is primarily operated through PGCG Assets Holdings Sdn. Bhd., or PGCG Assets, and Dunford Corporation Sdn Bhd. Our primary assets are:

•	Oil palm and durian plantation in Malaysia which is operated through VSSB;

•	21.8921 hectares (54.10 acres) of vacant development land located in Selangor, Malaysia, which is subject to a 99-year leasehold, expiring July 30, 2100;

•	two parcels of undeveloped land located in Selangor, Malaysia aggregating approximately 31 acres;

•	15 storey commercial building located at Geran 10010, Lot 238 Section 43, Town and District of Kuala Lumpur, Wilayah Persekutuan, Kuala Lumpur, Malaysia; and

•	12 storey commercial building located at Megan Avenue 1, No. 189, Jalan Tun Razak, 50400 Kuala Lumpur, Malaysia.

The following table sets forth certain operational data for the nine months ended July 31, 2018:

	Nine months ended July 31, 2018
	Plantation Business	Real Estate Business	Corporate	Total

Revenues from external customer	$133,715	$970,741	$–	$1,104,456
Inter-segment revenue	–	(20,165)	–	(20,165)
Revenues, net	133,715	950,576	–	1,084,291
Cost of revenues	(58,811)	(441,322)	–	(500,133)
Gross profit	74,904	509,254	–	584,158
Depreciation	5,094	390,550	6,096	401,740
Net loss	6,716	(288,240)	(224,897)	(506,421)
Total assets	6,204,571	39,309,386	254,032	45,767,989
Expenditure for long-lived assets	$1,579	$26,589	$–	$28,168

Challenges From Our Oil Palm Operations; Durian Planting

The oil palm and durian business is a highly regulated industry with prices subject to wide fluctuations due to factors beyond our control such as weather conditions, competition, global demand and government policies. If we are not able to successfully respond to any of these or other factors, our business operations and financial results may be adversely affected.

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

Challenges From Our Real Estate Operations

Commercial Buildings

We generate rental income from our 12 storey and 15 storey commercial properties and anticipate generating income from the sale of developed properties. As of July 31, 2018, we occupy 2 floors of our 12 storey commercial building as our corporate headquarters, 6 floors have been leased to tenants at market rate. The balance 4 floors are currently vacant and we are actively attempting to lease these 4 floors.

Our 15 storey building is fully leased to Le Apple Boutique Hotel KLCC which operates a boutique hotel on the premises. The Rental Agreement had an initial term of one (1) year that commenced December 1, 2013 and expired November 30, 2014. Provided that there are no existing breaches by Le Apple Boutique Hotel KLCC, we are required to renew the lease for an additional one-year term up to twenty nine years term, for a maximum aggregate term of thirty years, and the monthly rental rate shall for every three years term, be either increased by 5% to 10% of the monthly rental rate or based on the prevailing market rate, whichever is lower. Le Apple Boutique Hotel KLLC continues to operate pursuant to a renewed annual lease under the Rental Agreement. Our current monthly rental rate is RM550,000.

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

On July 1, 2016, PGCG Assets entered into a memorandum of understanding (“MOU”) with Yong Tai Berhad, a public listed corporation in the main market of Bursa Malaysia Berhad (“YTB”) engaged in the business of commercial and residential property development, to jointly develop our land (the “Land”) located at Puncak Alam (the “Proposed JV”). The MOU was terminated on February 15, 2017, pursuant to the terms of a Mutual Termination of Memorandum of Understanding (the “Termination MOU”). In light of the termination of the Proposed JV with YTB, we amended our plan to develop, market, promote and complete the construction on our own. As at the date of this report, clearing of the land for development is underway. We hope to begin construction in the fourth calendar quarter of 2019 and complete construction by the end of calendar 2021.

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

Results of Operations

The following table sets forth certain operational data for the three months ended July 31, 2018, compared to the three months ended July 31, 2017:

	Three months ended July 31,
	2018	2017
Revenues, net:	$453,373	$288,680
Plantation business	28,291	12,287
Real estate	425,082	276,393
Total cost of revenues	(150,834)	(121,751)
Plantation business	(18,216)	(10,801)
Real estate	(132,618)	(110,950)
Gross profit	302,539	166,929
General and administrative	(116,405)	(180,347)
(Loss) income from operations	186,134	(13,418)
Other expense, net	(215,659)	(28,964)
Loss before income taxes	(29,525)	(42,382)
Income tax expense	(55,826)	945
NET LOSS	$(85,351)	$(41,437)

Comparison of the three months ended July 31, 2018 and July 31, 2017

Net Revenue. We generated net revenue of $453,373 and $288,680 for the three months ended July 31, 2018 and 2017, respectively. The increase in plantation revenue for the quarter ended July 31, 2018, is primarily attributable to the increasing in output in plantation business. The increase in our real estate revenue is attributable to the increase in rental income from our fifteen story buildings and the decreased vacancies in our twelve story building. The primary increase in real estate revenue is attributable to the recovery of monthly rental rate from RM400,000 to RM500,000 (approximately $125,313) from our tenant of fifteen story building, Le Apple Boutique Hotel KLCC, effective from April 1, 2018. The monthly rental rate on Le Apple Boutique Hotel KLCC was previously decreased from our initial rental rate of RM500,000 to RM400,000 due to unfavourable market conditions.

For the three months ended July 31, 2018, our plantation and real estate businesses accounted for approximately 6.2% and 93.8% of our net revenue, respectively. For the three months ended July 31, 2017, our plantation and real estate businesses accounted for approximately 4.0% and 96.0% of our net revenue, respectively.

Our real estate related revenues are derived from the tenants from our commercial buildings. We generally expect our real estate related revenues to gradually account for an increasing share of our net revenue in the future as we begin real estate development and sales activities.

During the three months ended July 31, 2018, and 2017, the following customers accounted for 10% or more of our total net revenues:

		Three months ended July 31, 2018		July 31, 2018
	Business segment	Revenues	Percentage of revenues	Trade accounts receivable

Le Apple Boutique Hotel (KLCC) Sdn. Bhd	Real estate	$406,642	90%	$–
Lim Joo Soon Enterprise	Plantation Business	28,291	6%	–
		$434,933	96%	$–

		Three months ended July 31, 2017		July 31, 2017
	Business segment	Revenues	Percentage of revenues	Trade accounts receivable

Le Apple Boutique Hotel (KLCC) Sdn. Bhd	Real estate	$273,080	93%	$–
Lim Joo Soon Enterprise	Plantation Business	12,287	4%	18,878
		$285,367	97%	$18,878

All of our customers are located in Malaysia.

Cost of Revenue. For the three-month period ended July 31, 2018, our cost of revenue as a percentage of net revenue was approximately 33.3% as compared to 42.2% for the same period ended July 31, 2017. Cost of plantation and real estate as a percentage of their respective net revenue was approximately 64.4% and 31.2%, respectively, for the quarter ended July 31, 2018. For the three months ended July 31, 2017, cost of plantation and real estate as a percentage of their respective net revenue was approximately 87.9% and 40.1%, respectively. Cost of revenue of our oil palm consists of costs such as material supplies, subcontracting costs incurred for planting, fertilizing and harvesting the oil palm tree. Transportation and handling costs associated with the distribution of fresh fruit bunches to the customers are also included in cost of revenues. The cost of revenue of the planation business decreased due to higher plantation sales. The cost of real estate decreased due to increase in real estate revenue.

For the three months ended July 31, 2018 and 2017, no vendor accounted for 10% or more of our purchases.

Gross Profit. For the three months ended July 31, 2018, we achieved gross profit of $302,539 as compared to $166,929 for the three months ended July 31, 2017. For the three months ended July 31, 2018, our plantation and real estate operations accounted for approximately 3.3% and 96.7% of our gross profit, respectively. For the three months ended July 31, 2017, our plantation and real estate operations accounted for approximately 0.9% and 99.1% of our gross profit, respectively.

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

General and Administrative Expenses (“G&A”). We incurred G&A expenses of $116,405 and $180,347 for the three months ended July 31, 2018, and 2017, respectively. The decrease in G&A expenses is primarily attributable to decrease in professional fees.

As a general matter, we expect our G&A to increase in the foreseeable future as we begin development of our real estate assets. G&A as a percentage of net revenue was approximately 25.7% and 62.5% for the three months ended July 31, 2018 and 2017, respectively.

Other Expense, net. We incurred net other expense of $215,659 for the three months ended July 31, 2018, as compared to net other expense of $28,964 for the three months ended July 31, 2017. Net other expense for the three months ended July 31, 2018 and 2017 consisted primarily of interest expense from our bank loans. The increase in other expenses is primarily due to in quarter ended July 31, 2017, we recorded an income from forgiveness of debts of $184,435 from our payables.

Income Tax Expense. We recorded income tax expense of $55,826 and income tax credit of $945 for the three months ended July 31, 2018 and 2017, respectively. Our income tax was primarily attributable to the tax effect of non-business source rental income. The increase in income tax is primarily attributable to operating profit in real estate business.

Comparison of the nine months ended July 31, 2018 and July 31, 2017

The following table sets forth certain operational data for the nine months ended July 31, 2018, compared to the nine months ended July 31, 2017:

	Nine months ended July 31,
	2018	2017
Revenues, net:	$1,084,291	$914,452
Plantation business	133,715	96,305
Real estate	950,576	818,147
Total cost of revenues	(500,133)	(428,101)
Plantation business	(58,811)	(42,580)
Real estate	(441,322)	(385,521)
Gross profit	584,158	486,351
General and administrative	(381,979)	(459,877)
(Loss) income from operations	202,179	26,474
Other expense, net	(592,780)	(468,509)
Loss before income taxes	(390,601)	(442,035)
Income tax expense	(115,820)	(55,150)
NET LOSS	$(506,421)	$(497,185)

Net Revenue. We generated net revenue of $1,084,291 and $914,452 for the nine months ended July 31, 2018 and 2017, respectively. The increase in plantation revenue is primarily attributable to the increasing in output in plantation business. The increase in our real estate revenue is attributable to the increase in rental income from our fifteen story buildings and the decreased vacancies in our twelve story building. The primary increase in real estate revenue is attributable to the recovery of monthly rental rate from RM400,000 to RM500,000 (approximately $125,313) from our tenant of fifteen story building, Le Apple Boutique Hotel KLCC, effective from April 1, 2018. The monthly rental rate on Le Apple Boutique Hotel KLCC was previously decreased from our initial rental rate of RM500,000 to RM400,000 due to unfavourable market conditions.

For the nine months ended July 31, 2018, our plantation and real estate businesses accounted for approximately 12.3% and 87.7% of our net revenue, respectively. For the nine months ended July 31, 2017, our plantation and real estate businesses accounted for approximately 10.5% and 89.5% of our net revenue, respectively.

Our real estate related revenues are derived from the tenants from our commercial buildings. We generally expect our real estate related revenues to gradually account for an increasing share of our net revenue in the future as we begin real estate development and sales activities.

For the nine months ended July 31, 2018, and 2017, the following customers accounted for 10% or more of our total net revenues:

		Nine months ended July 31, 2018		July 31, 2018
	Business segment	Revenues	Percentage of revenues	Trade accounts receivable

Le Apple Boutique Hotel (KLCC) Sdn. Bhd	Real estate	$894,110	83%	$–
Lim Joo Soon Enterprise	Plantation Business	133,715	12%	–
		$1,027,825	95%	$–

		Nine months ended July 31, 2017		July 31, 2017
	Business segment	Revenues	Percentage of revenues	Trade accounts receivable

Le Apple Boutique Hotel (KLCC) Sdn. Bhd	Real estate	$803,302	88%	$–
Lim Joo Soon Enterprise	Plantation Business	96,305	10%	18,878
		$899,607	98%	$18,878

All of our customers are located in Malaysia.

Cost of Revenue. For the nine months ended July 31, 2018, our cost of revenue as a percentage of net revenue was approximately 46.1% with our plantation and real estate businesses accounting for 11.8% and 88.2% of the cost of revenue. For the nine months ended July 31, 2017, our cost of revenue as a percentage of net revenue was approximately 46.8% with our plantation and real estate businesses accounted for 9.9% and 90.1% of the cost of revenue. Cost of real estate revenue in 2018 and 2017 primarily consisted of land taxes, maintenance and depreciation of the leased properties of our real estate. Cost of plantation revenue in 2018 and 2017 consisted primarily of the costs related to the oil palm business such as material supplies, subcontracting costs and transportation costs incurred for planting, fertilizing and harvesting the oil palm tree. Shipping and handling costs associated with the distribution of fresh fruit bunches to the customers are also included in cost of revenues.

For the nine months ended July 31, 2018 and 2017, no vendor accounted for 10% or more of our purchases.

Gross Profit. For the nine months ended July 31, 2018, we achieved gross profit of $584,158 as compared to $486,351 for the same period ended July 31, 2017. As of July 31, 2018, our plantation and real estate businesses accounted for approximately 12.8% and 87.2%, respectively, of our gross profit. For the nine months ended July 31, 2017, our plantation and real estate operations accounted for approximately 11.0% and 89.0% of our gross profit, respectively. The increase in overall gross profit is primarily attributable to higher rental income on our commercial properties.

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

General and Administrative Expenses (“G&A”). We incurred G&A expenses of $381,979 and $459,877 for the nine months ended July 31, 2018, and 2017, respectively. The decrease in G&A expenses is primarily attributable to decrease in professional fees.

As a general matter, we expect our G&A to increase in the foreseeable future as we begin development of our real estate assets. G&A as a percentage of net revenue was approximately 35.2% and 50.3% for the nine months ended July 31, 2018 and 2017, respectively.

Other Expense, net. We incurred net other expense of $592,780 for the nine months ended July 31, 2018, as compared to net other expense of $468,509 for the nine months ended July 31, 2017. Net other expense for the nine months ended July 31, 2018 and 2017 consisted primarily of interest expense from our bank loans.

Income Tax Expense. We recorded income tax expense of $115,820 and $55,150 for the nine months ended July 31, 2018 and 2017, respectively. Our income tax was primarily attributable to the tax effect of non-business source rental income. The increase in income tax is primarily attributable to operating profit in real estate business.

Liquidity and Capital Resources

As of July 31, 2018, we had cash and cash equivalents of $186,712, as compared to $175,504 as of the same period last year.

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

	Nine months ended July 31,
	2018	2017
Net cash used in operating activities	(150,286)	(538,493)
Net cash used in investing activities	(86,413)	(15,597)
Net cash provided by financing activities	119,886	63,913

Net Cash Used In Operating Activities.

For the nine months ended July 31, 2018, net cash used in operating activities was $150,286, which consisted primarily of a net loss (excluding non-cash depreciation) of $104,681, a decrease in income tax payable of $139,817, a decrease in accrued liabilities and other payables of $116,969, offset by a decrease in rental concession of $48,246 and decrease in account receivable of $162,857.

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

Net Cash Used in Investing Activities.

For the nine months ended July 31, 2018, net cash used in investing activities was $86,413, consisting of $58,245 of plantation development construction costs, and cost of purchase of property, plant and equipment of $28,168.

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

Net Cash Provided by Financing Activities.

For the nine months ended July 31, 2018, net cash provided by financing activities was $119,886, consisting primarily of advances of $1,037,234 from Weng Kung Wong, our Chief Executive Officer, Interim Chief Financial Officer and Interim Secretary and director, offset by repayments of $917,348 on outstanding bank loans.

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

Contractual Obligations and Commercial Commitments

We had the following contractual obligations and commercial commitments as of July 31, 2018:

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	$	$	$	$	$
Amounts due to related parties	3,630,960	86,420	3,544,540	–	–
Commercial commitments
Bank loan repayment	12,685,906	4,404,371	2,178,641	2,524,748	3,578,146
Total obligations	16,316,866	4,490,791	5,723,181	2,524,748	3,578,146

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

Accounts receivable are recorded at the invoiced amount and do not bear interest. We extend unsecured credit to our customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and determined based on managements’ assessment of known requirements, aging of receivables, payment history, the customer’s current credit worthiness and the economic environment. We will consider the allowance for doubtful accounts for any estimated losses resulting from the inability of our customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. We do not have any off-balance-sheet credit exposure related to our customers. Based upon the aforementioned criteria, we did not write off accounts receivable on uncollectible rental receivable at July 31, 2018 and October 31, 2017.

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

Policy for Capitalizing Development Cost

The cost of buildings and improvements includes the purchase price of property, legal fees and other acquisition costs. Costs directly related to planning, developing, initial leasing and constructing a property are capitalized and classified as Real Estate in the consolidated balance sheets. Capitalized development costs include interest, and other direct project costs incurred during the period of development. As of July 31, 2018 and October 31, 2017, there was no such capitalized interest.

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

(a)       Plantation sales

Revenue from the sale of palm oil fruit bunches is recognized upon confirmation of the weight of fresh fruit bunches and transported to the customer, when there is persuasive evidence of an arrangement, delivery has occurred and risk of loss has passed, the sales price is fixed or determinable at the date of sale, and collectability is reasonably assured. For the three months ended July 31, 2018 and 2017, sale of palm oil fruits was $28,291 and $12,287, respectively. For the nine months ended July 31, 2018 and 2017, sale of palm oil fruits was $133,715 and $96,305, respectively.

(b)       Rental income

We generally lease the units under operating leases with terms of two years or less. For the nine months ended July 31, 2018 and 2017, we have recorded $950,576 and $818,147 in lease revenue, based upon our annual rental over the life of the lease under operating lease, using the straight-line method in accordance with ASC Topic 970-605, “Real Estate – General – Revenue Recognition” (“ASC Topic 970-605”).

As of July 31, 2018, the commercial buildings for lease are as follows:

Name of Commercial building	Number of units (by floor)	Footage area (square feet)	Vacancy percentage
Megan Avenue	12	19,987	33%
Le Apple Boutique Hotel KLCC (fka “Menara CMY”)	15	91,848	0%

We expect to record approximately $1.7 million in annual lease revenue under the operating lease arrangements in the next twelve months through July 31, 2019.

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

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the period ended July 31,
	2018	2017
Period-end HK$ : US$1 exchange rate	–	7.8099
Period-average HK$ : US$1 exchange rate	–	7.7736
Period-end MYR : US$1 exchange rate	4.0559	4.2790
Period-average MYR : US$1 exchange rate	3.9900	4.3788

•	Related parties

Parties, which can be a corporation or individual, are considered to be related if we have the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

•	Segment reporting

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with our internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. During the period ended July 31, 2018 and 2017, we operate in two reportable operating segments in Malaysia.

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

The following table summarizes information on the fair value measurement of our financial assets as of July 31, 2018 and October 31, 2017, measured at fair value, grouped by the categories described above:

	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
As of July 31, 2018
Marketable securities, available-for-sale	$223,191	$–	$–

As of October 31, 2017
Marketable securities, available-for-sale	$221,198	$–	$–

As of July 31, 2018, we did not have any nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements, at least annually, on a recurring basis, nor did we have any assets or liabilities measured at fair value on a non-recurring basis.

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

ITEM 4                   Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), under the supervision of and with the participation of our management, including the Chief Executive Officer and Interim Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Interim Chief Financial Officer, concluded that our disclosure controls and procedures, subject to limitations as noted below, as of July 31, 2018, and during the period prior to and including the date of this report, were effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

Subject to the foregoing disclosure, there were no changes in our internal control over financial reporting that occurred during our last fiscal quarter ended July 31, 2018, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A                Risk Factors

Not Applicable.

ITEM 2                   Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3                   Defaults upon Senior Securities

None.

ITEM 4                   Mine Safety Disclosures

Not applicable.

ITEM 5                   Other Information

None.

ITEM 6                   Exhibits

Exhibit No.	Name of Exhibit
3.1	Amended and Restated Articles of Incorporation (1)
3.2	Amended and Restated Bylaws (2)
4.1	Form of common stock certificate (1)
10.1	Tenancy Agreement, dated August 18, 2014, by and between PGCG Assets Holdings Sdn. Bhd. and Le Apple Boutique Hotel (KLCC) Sdn. Bhd. (3)
10.2	Letter of Appointment dated July 19, 2011, by and between Union Hub Technology Sdn. Bhd. and Weng Kung Wong (4)
10.3	Letter of Offer issued by the Bank of China (Malaysia) Berhad to PGCG Assets Holdings Sdn. Bhd. effective October 31, 2014 (5)
10.4	Offer Letter dated March 26, 2013, issued by RHB Bank Berhad with respect to four banking facilities in the aggregate principal amount of up to RM 3,452,000 (6)
10.5	Offer Letter dated March 26, 2013, issued by RHB Bank Berhad with respect to two banking facilities in the aggregate principal amount of up to RM 1,680,000 (6)
10.6	Offer Letter dated March 26, 2013, issued by RHB Bank Berhad with respect to six banking facilities in the aggregate principal amount of up to RM 4,708,000 (6)
14	Code of Business Conduct and Ethics (7)
21	List of Subsidiaries*
31.1	Certification of Chief Executive Officer and Chief Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.*
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
99.1	Charter to Compensation Committee (8)
99.2	Charter to Audit Committee (8)
99.3	Charter to Corporate Governance Committee (8)

*	Filed herewith.

(1)	Incorporated by reference from our Quarterly Report on Form 10-Q filed with the Securities and Exchange on February 22, 2011.

(2)	Incorporated by reference from Exhibit 2 to Preliminary Information Statement on Schedule 14C filed with the Securities and Exchange Commission on December 23, 2010.

(3)	Incorporated by reference From Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange on August 18, 2014.

(4)	Incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 19, 2011.

(5)	Incorporated by referenced from our Current Report on Form 8-K filed with the Securities and Exchange Commission on November 3, 2014.

(6)	Incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2013.

(7)	Incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 2, 2012.

(8)	Incorporated by reference from our Current Report on Form 8-K filed with the Securities and Commission on April 27, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

	By:	/s/Weng Kung Wong
Weng Kung Wong
Chief Executive Officer
Date: September 7, 2018

