Form 10-K
period 2018-10-31
PRIME GLOBAL CAPITAL GROUP Inc
filed 2019-01-29
CIK 1462047

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2018

OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).       Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Approximate aggregate market value of the voting stock held by non-affiliates of the registrant as of April 30, 2018, based upon the closing sale price reported by the Over-the-Counter Bulletin Board on that date: $45,787,131.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding at January 16, 2019
Common Stock, $.001 par value per share	512,682,393 shares

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

On January 20, 2014, the Company through PGCG Assets sold and issued to an unaffiliated third party 200,000 shares of its Common Stock at a price of RM 100 per share, for aggregate consideration of RM20,000,000, or approximately $6,084,760.72. PGCG Assets received net proceeds of approximately RM20,000,000, or approximately $6,084,760.72 from the sale of its securities and used the net proceeds for general corporate purposes. As a result of the foregoing transactions, 90% of the issued and outstanding securities of PGCG Assets is owned by UHT and 10% by such unaffiliated third party. The sale and issuance was made pursuant to the terms of a subscription agreement containing terms and conditions that are normal and customary for a transaction of this type.

On October 31, 2014, the Company through Virtual Setup Sdn. Bhd., its affiliate, sold and issued to Denvoursuisse Sdn. Bhd. 200,000 shares of its Common Stock at a price of RM 10 per share, for aggregate consideration of RM2,000,000, or approximately $ 611,731. Virtual Setup received net proceeds of approximately RM2,000,000, from the sale of its securities and used the net proceeds for general corporate purposes. As a result of the foregoing transactions, 95% of the issued and outstanding securities of VSSB is owned by PGCG Plantation and 5% by such Denvoursuisse Sdn. Bhd., which also owns 10% of the issued and outstanding securities of PGCG Assets. The sale and issuance was made pursuant to the terms of a subscription agreement containing terms and conditions that are normal and customary for a transaction of this type.

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

Current Business Operations

Current Corporate Structure

A chart of our current corporate structure is set forth below:

* Denvoursuisse Sdn. Bhd., an unaffiliated third party, owns 10% of PGCG Assets and 5% of VSSB.

During fiscal year 2018, we operated two business segments: (i) our oil palm and durian plantation business; and (ii) our real estate business. Our oil palm and durian plantation business is operated through Virtual Setup Sdn. Bhd., or VSSB, and our real estate business is primarily operated through PGCG Assets Holdings Sdn. Bhd., or PGCG Assets, and Dunford Corporation Sdn. Bhd.

During the last two fiscal years, each of our business segments accounted for the amount and percentage of net revenue set forth below:

	October 31, 2018		October 31, 2017
	Net Revenue	% of Net Revenue	Net Revenue	% of Net Revenue
Plantation	164,947	10.8%	162,040	12.8%
Real Estate	1,364,639	89.2%	1,103,481	87.2%

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

Description of Our Plantation Business

Oil Palm Cultivation

Oil palm is an edible vegetable oil obtained by crushing the fruit of the oil palm tree, commonly referred to as fresh fruit bunches. Palm oil is one of seventeen major oils traded in the global edible oils and fats market and has broad commercial and industrial uses. According to World Palm Oil, the United States Department of Agriculture (USDA) estimates that the World Palm Oil Production in 2018 will be approximately 73.3 million metric tons with Malaysia contributing 20.5 million metric tons. The estimation of 73.3 million tons production for 2018 represents a decrease of 0.06 million tons in palm oil production around the globe, with Malaysia contributing an increase of 0.637 million metric tons. According to a study by Grand View Research, Inc., global palm oil market demand was 74.01 million tons in 2014 and is expected to reach 128.2 million tons by 2022.

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

Management and Operation of Oil Palm Plantation

We cultivate FFBs on our 300 acres oil palm plantation and sell them to third party oil mill processors located within Malaysia. These oil mill processors extract, refine and resell the palm oil. These byproducts of the refinery process are thereafter sold to other manufacturers further downstream to produce various derivative products.

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

Our Durian Orchard

We commenced planting premium durian, of the “Musang King” variety, in the first quarter of 2014. The first phase consists of 60 acres, the second and third phase consist of approximately 130 acres and the fourth phase consist of 170 acres. With over 200 varieties, durian is regarded by many people in Southeast Asia as the "king of fruits" with the “Musang King” variety being one of the best. Durian fruit can grow as large as 30 centimetres (12 in) long and 15 centimetres (6 in) in diameter, and it typically weighs one to three kilograms (2 to 7 lb). Its shape ranges from oblong to round, the colour of its husk green to brown, and its flesh pale yellow to red, depending on the species. Durian trees have one or two fruiting periods per year, although the timing may vary depending on the species, cultivars, and localities. A typical durian tree can bear fruit after four or five years. The durian fruit can hang from any branch and matures roughly three months after pollination. As of the date of this report, we have replanted approximately 180 acres of our oil palm plantation land with premium durian trees of the “Musang King” variety. We planted approximately 35 trees per acre and anticipate an average production of 50 grade A fruits per tree for each of the two harvesting seasons per year.

We have used the latest planting technology in 2016, which we hope will reduce the maturity time of the durian tree from 5 years to 3 years. We expect durian trees planted during the first phase to begin to bear fruit by 2019, the second and third phase by 2021 and the fourth phase by 2023, at the latest. We expect to harvest and received gains by 2019.

Premium Durian Pricing

Prices of durians are relatively high as compared with other fruits. In Singapore, the strong demand for high quality cultivars such as the D24(Sultan), and Musang King (Mao Shan Wang) has resulted in typical retail prices of between $6 to $12 per kilogram of whole fruit. With an average weight of about 1.5 kilograms (3.3 lb), a durian fruit would therefore cost about $9 to $18. The edible portion of the fruit, known as the aril and usually referred to as the "flesh" or "pulp", only accounts for about 15–30% of the mass of the entire fruit. There are no formal written statistics on premium durian of the Musang King variety.

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

Real Estate Market Conditions in Malaysia

We believe that Malaysia’s property market has been subdued in 2017 and 2018, and based on industry experts from Malaysia, the same is expected in 2019. However, these industry experts also believe that the recent development of the LRT/MRT train lines which enhances connectivity to Greater Klang Valley including Seremban, Rawang and Klang will bode well for the residential and commercial property markets. We believe that Malaysia has a young demographic, with 80% of Malaysians below the age of 50. We believe that demand for housing will increase as more young adults enter the workforce and begin family formation.

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

Our Commercial Real Estate Holdings

We generate rental income from our 12 story and 15 story commercial properties and anticipate generating income from the sale of developed properties. As of October 31 2018, 6 of the 12 stories of our 12 story building have been leased to tenants at market rates. We expect to generate approximately $140,000 of gross rental income on an annualized basis from our 12 story building based upon full occupancy of our 12 story building at prevailing market rates. We are actively attempting to lease our 4 vacant units. The remaining two stories are occupied by us and serve as our corporate headquarters.

In October 18, 2014, PGCG Assets entered into a rental agreement (the “Rental Agreement”) with Le Apple Boutique Hotel (KLCC) Sdn. Bhd. formerly known as Esquire Bayview Sdn. Bhd. (“Le Apple”), pursuant to which Le Apple agreed to lease the entirety of our 15 story commercial building located at No. 160, Jalan Ampang, 50450 Kuala Lumpur, Malaysia to operate a boutique hotel. The Rental Agreement is retroactively effective as of December 1, 2013, and supersedes the prior lease agreement between us and Esquire Bayview Sdn. Bhd. (now Le Apple) dated December 18, 2013, with respect to the same premises.

The Rental Agreement operates on thirty sequential renewable one-year terms, with the current term expiring November 30, 2019. Provided that there are no existing breaches by Le Apple, we will be required to renew the lease for additional one-year terms up to twenty four times, for a maximum aggregate term of thirty years. The monthly rental rate shall be increased every three years at an increment rate of 5% to 10% of the current monthly rental rate, or shall be based on the prevailing market rate, whichever is lower. Our current rental rate has increased from RM400,000 to RM550,000 (approximately $131,520) from April 1, 2018.

In the event we elect to sell the premises, we are required to offer Le Apple a right of first refusal to purchase the premises at a mutually agreed upon price in accordance with the terms of the Rental Agreement. If the premises are sold to a third party other than Le Apple, the Rental Agreement shall be assumed by such purchaser.

The foregoing description of the Rental Agreement is qualified in its entirety by reference to the Rental Agreement, which is filed as Exhibit 10.1 to this Annual Report and incorporated herein by reference.

If the business of our tenant is adversely affected, we will be required to seek replacement tenants. There can be no assurance that the business of our tenant will continue for the term of the lease or that we will be able to find a replacement tenant if our tenant is no longer able to meet its lease obligations. If we are unable to lease out the premise, our operating results may be materially and adversely affected. We expect demand for commercial property to remain steady and positive for 2019. As a result, we do not anticipate significant challenges in leasing out our 12 story and 15 story commercial buildings.

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

 If completed, we expect our Shah Alam 2 Eco Residential Development project to comprise of the following:

Types of property	Total Block(s)	Floor(s)/ Units per floor / Land size	Total Unit(s)	Planned Built-up area (sq. ft.)
2-Storey Boulevard Shop offices		22ft x 75ft / 22ft x 78ft / 20ft x 70ft	74	2,500 to 2,900
3-Storey Boulevard Shop offices		30ft x 75ft / 30ft x 77ft	12	6,000 to 6,700
Stratified Affordable Shops		20ft x 35ft	18	700

High Rise Apartments	2	11 floor X 12 units
Type A			21	1,200
Type B			21	1,100
Type C			125	1,000
Type D			83	800

Affordable Apartments (Type B)	1		172	750
Affordable Apartments (Type C)	1		173	900

Landed Homes :-
3 - Storey Superlink Homes	-	22ft x 75ft	122	2,500
2 - Storey Link Homes	-	20ft x 70ft	33	1,600
2 - Storey Cluster Semi-Detached Homes	-	30ft x 60ft	128	1,800
2 - Storey Cluster Semi-Detached Homes	-	30ft x 55ft	16	1,650
2 - Storey Semi-Detached Homes	-	40ft x 65ft	24	1,900
3 - Storey Bungalow Homes	-	80ft – 90ft x 60ft	7	3,500 to 5,000
2 - Storey Semi-Detached Homes	-	42ft x 60ft	2	1,920
2 - Storey Semi-Detached Homes	-	47ft x 60ft	2	2,220
2 - Storey Semi-Detached Homes	-	40ft x 60ft	2	1,800

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

As of October 31, 2018, we had cash and cash equivalents of $503,197. We believe that we will need approximately RM5 to RM10 million (equivalent to $1.2 to $2.4 million) in the aggregate to market, promote and complete construction of our Shah Alam 2 Eco Residential Development Project. We hope to finance such costs through the combination of loans, funds from ongoing building sales and operating capital.

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

Major Customers

We generated net revenues of $1,529,586 during the fiscal year ended October 31, 2018. Our real estate business accounted for approximately 89% of our net revenue in Malaysia. We are not a party to any long-term agreements with our customers.

During the fiscal years ended October 31, 2018, and 2017, the following customer accounted for 10% or more of our total net revenues:

		Year ended October 31, 2018		October 31, 2018
	Business segment	Revenues	Percentage of revenues	Trade accounts receivable
Le Apple Boutique Hotel (KLCC) Sdn. Bhd.	Real estate	$1,289,505	89%	$2,398

		Year ended October 31, 2017		October 31, 2017
	Business segment	Revenues	Percentage of revenues	Trade accounts receivable
Le Apple Boutique Hotel (KLCC) Sdn. Bhd.	Real estate	$1,079,700	85%	$104,036

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

During the fiscal year ended October 31, 2018, and 2017, no vendor accounted for 10% or more of our purchase.

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

Employees

As of October 31, 2018, we had 9 employees in Malaysia, all of which are full-time. Our employees are in the following principal areas:

Administrative / Finance – 3

Management – 3

Plantation operations – 3

All of our employees are located in Malaysia and are primarily focused on our real estate businesses. None of our employees are members of a trade union. We believe that we maintain good relationships with our employees, and have not experienced any strikes or shutdowns and have not been involved in any labor disputes.

We are required to make contributions under a defined contribution pension plan for all of our eligible employees in Malaysia. We are required to contribute a specified percentage of the participants’ relevant income based on their ages and wages level. The total contributions made were $23,602 and $21,521, for the years ended October 31, 2018, and 2017, respectively.

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

____________________

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

15 Story Bank Loan

Effective July 10, 2018, PGCG Assets accepted the Letter of Offer from the Public Islamic Bank Berhad for a Term Equity Financing-i (the “Loan”) in the amount of RM50,000,000 (approximately $11,956,288). The Loan was used to pay off our existing loan with Bank of China (Malaysia) Berhad on our 15 story commercial building located at No. 160, Jalan Ampang, 50450 Kuala Lumpur, Malaysia and working capital for the Group. The Loan is secured by a charge on the 15-story commercial office building in Kuala Lumpur, Malaysia, deed of assignment of rental proceeds over the rights and interest to the rental of the 15-story commercial office building and is personally guaranteed by Weng Kung Wong, our Chief Executive Officer and Director, and also guaranteed by Union Hub Technology Sdn. Bhd., our wholly owned subsidiary (“UHT”). The loan is also secured by a debenture incorporating fixed and floating charge for RM50 million plus interest thereon over the assets of PGCG Assets.

Outstanding principal amounts due under the Loan accrue interest at a rate of 1.50% per annum below the Base Financing Rate, which is currently at 6.97% per annum. The Loan is repayable in monthly installments of RM407,750.00 (approximately $97,503), including interest, over a period of 180 months and will mature in 2033. As of October 31, 2018, $12 million was outstanding under the Loan.

12 Story Bank Loan

In May 2013, PGCG Assets obtained a loan in the aggregate amount of RM9,840,000 (approximately $2,346,488) from RHB Bank Berhad, a financial institution in Malaysia to finance the acquisition of a twelve story office building property, which bears interest at a rate of 1.90% per annum below the lending rate, with an monthly instalment of RM57,769 (approximately $13,659), including interest, variable rate quoted by the bank, with 288 monthly installments over a period of 24 years and will mature in 2037. The loan is secured by the 12-story commercial office building “Megan Avenue” in Kuala Lumpur, Malaysia and is personally guaranteed by our director and Chief Executive Officer, Weng Kung Wong, the director of UHT, our subsidiary, Kok Wai Chai and UHT.

The foregoing descriptions of the loan agreements with each of Public Islamic Bank Berhad and RHB Bank Berhad are qualified in their entirety by reference to the loan agreements, which are filed as Exhibits 10.2 through and including 10.5 to this Annual Report and incorporated herein by reference.

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

	Price Range
	High	Low
Fiscal 2018
First quarter	$0.10	$0.10
Second quarter	0.10	0.02
Third quarter	0.10	0.03
Fourth quarter	0.03	0.03

Fiscal 2017
First quarter	$0.52	$0.10
Second quarter	0.65	0.10
Third quarter	0.20	0.10
Fourth quarter	0.15	0.10

Our common stock is quoted on the Over the Counter Bulletin Board under the symbol PGCG. As of January 16, 2019, the closing price of our securities was $0.03.

(b)  Approximate Number of Holders of Common Stock

As of January 16, 2019, there were approximately 2285 shareholders of record of our common stock. Such number does not include any shareholders holding shares in nominee or “street name”.

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

(e)  Recent Sales of Unregistered Securities

The information set forth below describes our issuance of securities without registration under the Securities Act of 1933, as amended, during the year ended October 31, 2018, that were not previously disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K: None.

ITEM 6.  Selected Financial Data.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This discussion summarizes the significant factors affecting the operating results, financial condition, liquidity and cash flows of the Company and its subsidiaries for the fiscal years ended October 31, 2018 and 2017. The discussion and analysis that follow should be read together with the section entitled “Forward Looking Statements” and our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this annual report on Form 10-K.

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

Overview

During the fiscal year 2018, we operated in two business segments: (i) our oil palm and durian plantation business; and (ii) our real estate business. Our oil palm and durian plantation business is operated through Virtual Setup Sdn. Bhd., or VSSB, and our real estate business is primarily operated through PGCG Assets Holdings Sdn. Bhd., or PGCG Assets, and Dunford Corporation Sdn Bhd.

Summarized financial information regarding each revenue generating segment for the year ended October 31, 2018 is as follows:

	Year ended October 31, 2018
	Plantation Business	Real Estate Business	Corporate	Total

Revenues, net	$164,947	$1,391,294	$–	$1,556,241
Less: inter-company revenues	–	(26,655)	–	(26,655)
Revenues from external customers	164,947	1,364,639	–	1,529,586
Cost of revenues	(79,679)	(615,361)	–	(695,040)
Gross profit	85,268	749,278	–	834,546
Depreciation	6,757	294,980	6,274	308,011
Net income (loss)	(5,272)	(157,970)	(390,720)	(553,962)
Total assets	6,151,655	38,572,563	248,526	44,972,744
Expenditure for long-lived assets	$1,566	$26,359	$–	$27,925

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

We have used the latest planting technology in 2016, which we hope will reduce the maturity time of the durian tree from 5 years to 3 years. We expect durian trees planted during the first phase to begin to bear fruit by 2019, the second and third phase by 2021 and the fourth phase by 2023, at the latest. We expect to harvest and received gains by 2019.

Challenges From Our Real Estate Operations

Commercial Buildings

We generate rental income from our 12 story and 15 story commercial properties and anticipate generating income from the sale of developed properties. As of the date of this report, 6 of the 12 stories of our 12 story building have been leased to tenants at market rates. We are actively attempting to lease our 4 vacant units. We occupy the remaining two stories as our corporate headquarters.

Our 15 story building is fully leased to Le Apple which operates a boutique hotel on the premises. The Rental Agreement has an initial term of one (1) year commencing December 1, 2018 and expiring November 30, 2019. Provided that there are no existing breaches by Le Apple, we will be required to renew the lease for additional one-year terms up to twenty-four years, for a maximum aggregate term of thirty years. The monthly rental rate shall be increased every three years at an increment rate of 5% to 10% of the current monthly rental rate, or shall be based on the prevailing market rate, whichever is lower. Our current rental rate has increased from RM400,000 to RM550,000 (approximately $131,520) from April 1, 2018.

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

Results of Operations

As of October 31, 2018, we suffered from continuous operating loss from prior years and working capital deficit of $1,291,599. Our continuation as a going concern is dependent upon improving our profitability and the continuing financial support from our stockholders or other capital sources. Management believes that the continuing financial support from the existing shareholders and external financing will provide the additional cash to meet our obligations as they become due.

These consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

The following table sets forth certain operational data for the years indicated:

	Fiscal Years Ended October 31,
	2018	2017
Total net revenues	$1,529,586	$1,265,521
Plantation business	164,947	162,040
Real estate	1,364,639	1,103,481
Total cost of revenue	(695,040)	(628,315)
Plantation business	(79,679)	(61,652)
Real estate	(615,361)	(566,663)
Gross profit	834,546	637,206
Plantation business	85,268	100,388
Real estate	749,278	536,818
General and administrative expenses	(352,006)	(594,662)
Other income, net (expense)	(823,079)	(922,010)
Income tax expense	(213,423)	(80,603)
Net loss	(553,962)	(960,069)

Comparison of the fiscal years ended October 31, 2018 and October 31, 2017

Net Revenue. We generated net revenue of $1,529,586 and $1,265,521 for the fiscal years ended October 31, 2018 and 2017, respectively, with our oil palm and durian plantation and real estate businesses accounting for 11% and 89% of the net revenue, respectively, for the fiscal year ended October 31, 2018. For the fiscal year ended October 31, 2017, our oil palm and durian plantation and real estate businesses accounted for approximately 13% and 87% of net revenue, respectively.

Our oil palm and durian plantation business experienced a 2% increase with net revenue increasing from $162,040 for the year ended October 31, 2017, to $164,947 for the same period ended October 31, 2018.

Our real estate business experienced a 24% increase in revenue from $1,103,481 for the year ended October 31, 2017, to $1,364,639 for the same period ended October 31, 2018. The increase in our real estate revenue is attributable to the increase in rental income from our fifteen story buildings and the decreased vacancies in our twelve story building. The primary increase in real estate revenue is attributable to the recovery of monthly rental rate from RM400,000 to RM550,000 (approximately $131,520) from our tenant of fifteen story building, Le Apple Boutique Hotel KLCC, effective from April 1, 2018. The monthly rental rate on Le Apple Boutique Hotel KLCC was previously decreased from our initial rental rate of RM550,000 to RM400,000 due to unfavourable market conditions.

Cost of Revenue. Cost of revenue as a percentage of net revenue was approximately 45%, or $695,040, for the fiscal year ended October 31, 2018, with real estate and plantation sales accounting for approximately 45% and 48%, respectively, of the respective net revenue. Cost of revenue for the year ended October 31, 2017 was $628,315. Cost of revenue as a percentage of net revenue for the year ended October 31, 2017 was approximately 50%, with real estate and plantation sales accounting for approximately 51% and 38%, respectively, of the respective net revenue.

Gross Profit. We achieved a gross profit of $834,546 for the fiscal year ended October 31, 2018, as compared to $637,206 for the fiscal year ended October 31, 2017, with real estate rental income and plantation sales accounting for approximately 90% and 10%, respectively of total gross profit. The increase in gross profit is primarily attributable to the increased rental income derived from our real estate business segment.

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

General and Administrative Expenses (“G&A”). We incurred G&A expenses of $352,006 for the fiscal year ended October 31, 2018, representing a decrease of 41%, as compared to $594,662 for the fiscal year ended October 31, 2017. The decrease in G&A is primarily attributable to decrease in professional fees and an adjustment of over provision of depreciation of $221,511.

G&A as a percentage of net revenue was approximately 23% and 47% for the fiscal years ended October 31, 2018 and 2017, respectively. As a general matter, we expect our G&A to increase in the foreseeable future as we acquire real estate or other businesses and assets.

Other Expense, net. We incurred net other expenses of $823,079 for the fiscal year ended October 31, 2018, as compared to $922,010 for the fiscal year ended October 31, 2017. The decrease is attributable primarily to a decrease in interest rate charged on our bank loans. Our net other expenses for the years ended October 31, 2018 and 2017 consisted primarily of interest expense on our bank loans. In fiscal 2018 and 2017, we recorded an impairment of $43,530 and $55,685 on our investments, resulting from the other-than-temporary decline in their fair value.

Income Tax Expense. We recorded income tax expenses of $213,423 and $80,603 for the fiscal years ended October 31, 2018 and 2017, respectively. In fiscals 2018 and 2017, we recorded under-accrual of estimated Malaysian income tax of $505 and $948, respectively, for previous years. The Malaysian income tax in fiscals 2018 and 2017 was mainly related to the rental income being taxed as a non-business source pursuant to the Malaysian income tax rules. The increase in fiscal 2018 is primarily attributable to the increase in rental income.

Liquidity and Capital Resources

As of October 31, 2018, we had cash and cash equivalents of $503,197, accounts receivable of $15,990 and incurred a net loss of $553,962 for fiscal 2018.

As of October 31, 2017, we had cash and cash equivalents of $294,261, accounts receivable of $154,619 and incurred a net loss of $960,069 for fiscal 2017.

Our ratio of current assets to current liabilities was 0.36:1 and 0.12:1 as of October 31, 2018 and 2017, respectively.

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

Going Concern Uncertainties

Our continuation as a going concern is dependent upon improving our profitability and the continuing financial support from our stockholders. Our sources of capital in the past have included the sale of equity securities, which include common stock sold in private transactions and public offerings, capital leases and short-term and long-term debts. In fiscal 2018, we obtained new long-term bank borrowings of RM50,000,000 (approximately $11,956,288) from Public Islamic Bank Berhad, to pay off our existing loan with Bank of China (Malaysia) Berhad on our 15 story commercial building and working capital for the Group. While we believe that we will obtain external financing and the existing shareholders will continue to provide the additional cash to meet our obligations as they become due, there can be no assurance that we will be able to raise such additional capital resources on satisfactory terms. We believe that our current cash and other sources of liquidity discussed below are adequate to support operations for at least the next 12 months.

	Fiscal Year Ended October 31,
	2018	2017
Net cash used in operating activities	$(200,185)	$(651,637)
Net cash used in investing activities	(292,639)	(53,687)
Net cash provided by financing activities	724,461	324,815

Net Cash Used In Operating Activities.

For the fiscal year ended October 31, 2018, net cash used in operating activities was $200,185, which consisted primarily of a net loss (excluding non-cash depreciation and impairment on available-for-sale securities) of $202,421, a decrease in account receivable of $145,861, offset by a decrease in accrued liabilities and other payables of $93,587, and a decrease in income tax payable of $123,872.

For the fiscal year ended October 31, 2017, net cash used in operating activities was $651,637, which consisted primarily of a net loss (excluding non-cash depreciation and impairment on available-for-sale securities) of $421,205 and an increase in accrued liabilities and other payables of $83,839, offset by a decrease in income tax payable of $285,008.

We expect rental income from our real estate operations to stabilize once our two commercial properties are at or near full capacity. We expect to continue to rely on cash generated through financing from our existing shareholders and private placements of our securities, however, to finance our operations and future acquisitions.

Net Cash Used In Investing Activities.

For the fiscal year ended October 31, 2018, net cash used in investing activities was $292,639, which is primarily attributable to an increase in payments of plantation development costs of $151,463, an increase in construction in progress of $113,251 and the purchase of property, plant and equipment of $27,925.

For the fiscal year ended October 31, 2017, net cash used in investing activities was $53,687, which is primarily attributable to an increase in payments of plantation development costs of $18,800, and an increase in construction in progress of $35,601.

We expect investing cash outflows to increase when we develop our durian plantation until the orchard matures and begins to generate revenues in 2019 at the earliest. We also expect investing cash outflows to increase due to expenditures associated with developing our residential projects.

Net Cash Provided By Financing Activities.

For the fiscal year ended October 31, 2018, net cash provided by financing activities was $724,461 consisting primarily proceeds from new bank borrowings of $13,151,916, offset by repayment of advances from Weng Kung Wong, our Chief Executive Officer and director, of $190,385 and repayments on bank loans of $12,237,070.

For the fiscal year ended October 31, 2017, net cash provided by financing activities was $324,815 consisting primarily of proceeds from advances from Weng Kung Wong, our Chief Executive Officer and director, of $1,128,465 and repayments on bank loans of $800,547.

Off-Balance Sheet Arrangements

We have no outstanding off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. We do not engage in trading activities involving non-exchange traded contracts.

Contractual Obligations and Commercial Commitments

We had the following contractual obligations and commercial commitments as of October 31, 2018:

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	$	$	$	$	$
Amount due to related parties	2,356,509	86,420	2,270,089	–	–
Commercial commitments
Bank borrowing repayment	14,059,413	598,795	1,298,430	1,445,551	10,716,637
Total obligations	16,415,922	685,215	3,568,519	1,445,551	10,716,637

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

Based upon the aforementioned criteria, the Company did not record any allowance for doubtful accounts for the years ended October 31, 2018 and 2017.

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

During the years ended October 31, 2018, and 2017, $43,530 and $55,685 of losses previously classified in other comprehensive losses were reclassified into earnings to recognize an other-than-temporary decline in fair value.

During the years ended October 31, 2018, and 2017, we invested in equity securities listed on Bursa Malaysia with a total cost of $265,606 and escrow funds (which invested in equity securities listed in the U.S.) with a total cost of $200,000. The Company entered into an escrow agreement with Peijin Wu Hoppe (“Hoppe”), our former director, to set up an escrow fund up to $500,000 as a reserve to indemnify Hoppe from any claim of liability until July 29, 2022, the seventh year anniversary of the termination of Director Retainer Agreement, or any mutual agreement with Hoppe and us. The unrealized loss representing the change in fair value of $50,830 and $55,737 was charged against accumulated other comprehensive income for the years ended October 31, 2018 and 2017, respectively.

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

Policy for Capitalizing Development Cost

The cost of buildings and improvements includes the purchase price of property, legal fees and other acquisition costs. Costs directly related to planning, developing, initial leasing and constructing a property are capitalized and classified as Real Estate in the consolidated balance sheets. Capitalized development costs include interest, and other direct project costs incurred during the period of development. As of October 31, 2018 and 2017, there was no such capitalized interest.

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

We generally lease the units under operating leases with terms of two years or less. For the years ended October 31, 2018 and 2017, we have recorded $1,364,639 and $1,103,481, respectively, in lease revenue, based upon our annual rental over the life of the lease under operating lease, using the straight-line method in accordance with ASC Topic 970-605, “Real Estate – General – Revenue Recognition” (“ASC Topic 970-605”).

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

The functional currency of the Company is the United States Dollars (“$”) and the accompanying financial statements have been expressed in $, which is the reporting currency. In addition, we maintain our books and record in a local currency, Malaysian Ringgit (“MYR” or “RM”), which is functional currency as being the primary currency of the economic environment in which the entity operates.

In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not $ are translated into $, in accordance with ASC Topic 830-30, “Translation of Financial Statements”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiary are recorded as a separate component of accumulated other comprehensive income within the statement of stockholders’ equity. The gains and losses are recorded as a separate component of accumulated other comprehensive income within the statement of stockholders’ equity.

Translation of amounts from the local currency of us into $1 has been made at the following exchange rates for the respective years:

	As of and for the year ended October 31,
	2018	2017
Year-end MYR : $1 exchange rate	4.1819	4.2293
Yearly average MYR : $1 exchange rate	4.0248	4.3438

•	Related parties

Parties, which can be a corporation or individual, are considered to be related if we have the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

•	Segment reporting

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with our internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. During the years ended October 31, 2018 and 2017, we operate in two reportable operating segments in Malaysia.

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

In June 2018, the FASB issued ASU 2018-07—Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting which is intended to reduce cost and complexity and to improve financial reporting for nonemployee share-based payments. The amendment is effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. We do not expect the adoption of this ASU to have a material effect on our consolidated financial statements.

In July 2018, the FASB issued ASU 2018-08—Not-For-Profit Entities (Topic 958): Clarifying the Scope and the Accounting Guidance for Contributions Received and Contributions Made which clarifies and improves the scope and accounting guidance around contributions of cash and other assets received and made by not-for-profit organizations and business enterprises. The amendment is effective for fiscal years beginning after June 15, 2018 (serving as resource recipient) and December 15, 2018 (serving as resource provider), including interim periods within that fiscal year. Early adoption is permitted. We do not expect the adoption of this ASU to have a material effect on our consolidated financial statements.

In July 2018, the FASB issued ASU 2018-09—Codification Improvements which clarifies, corrects errors in, and makes improvements to several Codification Topics, including to:

-	Clarify when excess tax benefits should be recognized for share-based compensation awards
-	Remove inconsistent guidance in income tax accounting for business combinations
-	Clarify the circumstances when derivatives may be offset

-	Clarify the measurement of liability or equity-classified financial instruments when an identical asset is held as an asset
-	Allow portfolios of financial instruments and nonfinancial instruments accounted for as derivatives to use the portfolio exception to valuation

The transition and effective date guidance is based on the facts and circumstances of each amendment. Some of the amendments in this Update do not require transition guidance and will be effective upon issuance of this Update. However, many of the amendments in this Update do have transition guidance with effective dates for annual periods beginning after December 15, 2018. We do not expect the adoption of this ASU to have a material effect on our consolidated financial statements.

In July 2018, the FASB issued ASU 2018-10—Codification Improvements to Topic 842, Leases which clarifies and corrects unintended application of narrow aspects of the lease accounting guidance. For entities that have not adopted Topic 842, the effective date and transition requirements will be the same as the effective date and transition requirements in Topic 842. Early adoption is permitted. We do not expect the adoption of this ASU to have a material effect on our consolidated financial statements.

In August 2018, the FASB issued ASU 2018-11—Leases (Topic 842): Targeted Improvements which simplifies transition requirements and, for lessors, provides a practical expedient for the non separation of non-lease components from lease components if certain conditions are met. For entities that have not adopted Topic 842 before the issuance of this Update, the effective date and transition requirements for the amendments in this Update related to separating components of a contract are the same as the effective date and transition requirements in Update 2016-02. The practical expedient may be elected either in the first reporting period following the issuance of this Update or at the original effective date of Topic 842 for that entity. The practical expedient may be applied either retrospectively or prospectively. We do not expect the adoption of this ASU to have a material effect on our consolidated financial statements.

In August 2018, the FASB issued ASU 2018-12—Financial Services—Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts which improves financial reporting for insurance companies that issue long-duration contracts, such as life insurance, disability income, long-term care, and annuities. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early application of the amendments is permitted. We do not expect the adoption of this ASU to have a material effect on our consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13—Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement which improves the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement. Effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted upon issuance of this Update. We do not expect the adoption of this ASU to have a material effect on our consolidated financial statements.

In August 2018, the FASB issued ASU 2018-14—Compensation—Retirement Benefits—Defined Benefit Plans—General (Topic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans which improves disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. This standard is effective for fiscal years ending after December 15, 2020, for public business entities. Early adoption is permitted for all entities. An entity should apply the amendments in this Update on a retrospective basis to all periods presented. We do not expect the adoption of this ASU to have a material effect on our consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15—Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force) which aligns the requirements for capitalizing implementation costs that are incurred in a hosting arrangement that is a service contract or incurred to develop or obtain internal-use software (and hosing arrangements that include an internal –use software license). This standard is effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption of the amendments in this Update is permitted, including adoption in any interim period, for all entities. The amendments in this Update should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. We do not expect the adoption of this ASU to have a material effect on our consolidated financial statements.

In October 2018, FASB issued Accounting Standards Update 2018-16, Derivaties and Hedging (Topic 805): Inclusion of the Secured Overnight Financing Rate (SOFR) Overight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes. The ASU amends ASC 815 to add the OIS rate based on the SOFR as a fifth US benchmark interest rate. We do not expect the adoption of this ASU to have a material effect on our consolidated financial statements.

In October 2018, FASB issued Accounting Standards Update 2018-17: Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities. This standard expands the application of a specific private company accounting alternative related to VIEs and changes the guidance for determining whether a decision-making fee is a variable interest. We do not expect the adoption of this ASU to have a material effect on our consolidated financial statements.

In November 2018, FASB issued Accounting Standards Update 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606. The ASU amends ASC 808 to clarify ASC 606 should apply in entirety to certain transactions between collaborative arrangement participants. We do not expect the adoption of this ASU to have a material effect on our consolidated financial statements.

In November 2018, FASB issued Accounting Standards Update 2018-19, Codification Improvements to Topic 326, Financial Instruments—Credit Losses. The ASU changes the effective date of ASU 2016-13 to fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Thus, the effective date for such entities’ annual financial statements is now aligned with that for these interim financial statements. We are currently evaluating the impact that the standard will have on our consolidated financial statements and related disclosures.

In December 2018, FASB issued Accounting Standards Update 2018-20, Leases (Topic 842): Narrow-Scope Improvements for Lessors. The amendments are designed to make lessors adoption of the new leases standard easier such as accounting policy election on sales tax, exclude variable payments for all lessor costs, and clarification on lessor costs. We are currently evaluating the impact that the standard will have on our consolidated financial statements and related disclosures.

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

ITEM 8.   Financial Statements and Supplementary Data.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Prime Global Capital Group Incorporated

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Prime Global Capital Group Incorporated and its subsidiaries (the “Company”) as of October 31, 2018 and 2017, the related consolidated statements of operations and comprehensive loss, changes in stockholders' equity and cash flows for each of the two years in the period ended October 31, 2018, and the related notes and schedules (collectively referred to as the “financial statements”).

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended October 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company reported a net loss of $553,962, net current assets deficiency with its current liabilities exceeded its current assets by $1,291,599, accumulated deficit of $4,277,137 as of October 31, 2018 from recurring net losses and significant short term debt maturing in less than one year. All these factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ ShineWing Australia

ShineWing Australia

Chartered Accountants

We have served as the Company’s auditor since 2017.

Melbourne, Australia

January 29, 2019

PRIME GLOBAL CAPITAL GROUP INCORPORATED

CONSOLIDATED BALANCE SHEETS

(Amount expressed in United States Dollars (“$”), except for number of shares)

	As of October 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$503,197	$294,261
Marketable securities, available-for-sale	172,532	221,198
Rental concession	26,304	26,009
Accounts receivable, net	15,990	154,619
Deposits and other receivables	26,804	24,742
Total current assets	744,827	720,829

Rental concession, non-current	633,484	678,402
Deferred development costs	241,670	94,822
Construction in progress	417,409	304,956
Property, plant and equipment, net	42,935,354	42,720,697
TOTAL ASSETS	$44,972,744	$44,519,706

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$30,797	$322
Amount due to a related party	86,420	86,420
Rental deposits from tenants	416,762	409,963
Income tax payable	572,825	684,287
Short-term bank borrowings	–	3,501,799
Current portion of long-term bank loans	598,795	919,638
Deferred tax liabilities, current	–	6,242
Accrued liabilities and other payables	330,827	419,236
Total current liabilities	2,036,426	6,027,907

Long-term liabilities:
Long-term bank loans	13,460,618	8,609,795
Amount due to a director	2,270,089	2,427,767
Deferred tax liabilities	160,050	164,265
Obligation under finance lease	–	–
Total liabilities	17,927,183	17,229,734

Commitments and contingencies

Total equity:
Stockholders’ equity:
Preferred stock, $0.001 par value; 100,000,000 shares authorized; no shares issued and outstanding	–	–
Common stock, $0.001 par value; 1,000,000,000 shares authorized; 512,682,393 shares issued and outstanding	512,683	512,683
Additional paid-in capital	41,934,476	41,934,476
Accumulated other comprehensive loss	(10,876,629)	(11,187,912)
Accumulated deficit	(4,277,137)	(3,744,805)
Total stockholders’ equity	27,293,393	27,514,442
Non-controlling interests	(247,832)	(224,470)
Total equity	27,045,561	27,289,972
TOTAL LIABILITIES AND EQUITY	$44,972,744	$44,519,706

See accompanying notes to consolidated financial statements.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(Amount expressed in United States Dollars (“$”), except for number of shares)

	Years ended October 31,
	2018		2017
Revenues, net:
Plantation business		$164,947		$162,040
Rental income		1,364,639		1,103,481
Total revenues, net		1,529,586		1,265,521

Cost of revenues		(695,040)		(628,315)

Gross profit		834,546		637,206

Operating expenses:
General and administrative		(352,006)		(594,662)

Income from operations		482,540		42,544

Other income (expense):
Gain on disposal of property, plant and equipment		–		1,803
Forgiveness of debts		–		25,949
Interest expense		(787,285)		(894,998)
Other income		7,736		921
Impairment loss on available-for-sale securities		(43,530)		(55,685)

Loss before income taxes		(340,539)		(879,466)

Income tax expense		(213,423)		(80,603)

NET LOSS		$(553,962)		$(960,069)

Net loss attributable to non-controlling interests		21,630		61,750

Net loss attributable to the Company		$(532,332)		$(898,319)

Other comprehensive income (loss):
- Unrealized holding loss on available-for-sale securities		(50,830)		(55,737)
- Impairment loss on available-for-sale securities		43,530		55,685
- Foreign exchange adjustment		318,583		(269,196)

COMPREHENSIVE LOSS		$(221,049)		$(1,167,567)

Net loss per share – Basic and diluted:	$	*0.00	$	*0.00

Weighted average common stock outstanding – Basic and diluted		512,682,393		512,682,393

* Less than $0.01 per share

See accompanying notes to consolidated financial statements.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amount expressed in United States Dollars (“$”))

	Years ended October 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(553,962)	$(960,069)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment loss on available-for-sale securities	43,530	55,685
Forgiveness of debts	–	(25,949)
Depreciation	308,011	483,179
Gain on disposal of plant and equipment	–	(1,803)
Changes in operating assets and liabilities:
Accounts receivable	145,861	(18,084)
Rental concession	54,661	25,323
Deposits and other receivables	(1,851)	2,433
Accounts payable	31,662	(14,919)
Rental deposits from tenants	2,236	4,956
Income tax payable	(123,872)	(285,008)
Accrued liabilities and other payables	(93,587)	83,839
Deferred tax assets	–	13,694
Deferred tax liabilities	(12,874)	(14,914)
Net cash used in operating activities	(200,185)	(651,637)

Cash flows from investing activities:
Plantation development costs	(151,463)	(18,800)
Payment on construction in progress	(113,251)	(35,601)
Purchase of property, plant and equipment	(27,925)	(3,200)
Proceeds from disposal of plant and equipment	–	3,914
Net cash used in investing activities	(292,639)	(53,687)

Cash flows from financing activities:
(Repayment to) / Advances from a director	(190,385)	1,128,465
Proceeds from long-term bank loans	13,151,916	–
Repayments on long-term bank loans	(8,557,345)	(756,843)
Payments on finance lease	–	(3,103)
Repayment on revolving line of credit	(3,679,725)	(43,704)
Net cash provided by financing activities	724,461	324,815

Foreign currency translation adjustment	(22,701)	(11,106)

NET CHANGE IN CASH AND CASH EQUIVALENTS	208,936	(391,615)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	294,261	685,876

CASH AND CASH EQUIVALENTS, END OF YEAR	$503,197	$294,261

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income tax	$349,664	$376,391
Cash paid for interest	$787,285	$894,998

See accompanying notes to consolidated financial statements.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Amount expressed in United States Dollars (“$”), except for number of shares)

	Common stock		Additional	Accumulated other		Total PGCG	Non-	Total
	No. of		paid-in	income/	Accumulated	stockholders’	controlling	stockholders’
	Shares	Amount	capital	(loss)	deficit	equity	interests	equity
		$	$	$	$	$	$	$
Balance as of October 31, 2016	512,682,393	512,683	41,934,476	(10,918,664)	(2,846,486)	28,682,009	(162,423)	28,519,586
Net loss for the year	–	–	–	–	(898,319)	(898,319)	(61,750)	(960,069)
Unrealized loss on available-for-sale securities	–	–	–	(55,737)	–	(55,737)	–	(55,737)
Impairment loss on available-for-sale securities	–	–	–	55,685	–	55,685	–	55,685
Foreign currency translation adjustment	–	–	–	(269,196)	–	(269,196)	(297)	(269,493)

Balance as of October 31, 2017	512,682,393	512,683	41,934,476	(11,187,912)	(3,744,805)	27,514,442	(224,470)	27,289,972
Net loss for the year	–	–	–	–	(532,332)	(532,332)	(21,630)	(553,962)
Unrealized loss on available-for-sale securities	–	–	–	(50,830)	–	(50,830)	–	(50,830)
Impairment loss on available-for-sale securities	–	–	–	43,530	–	43,530	–	43,530
Foreign currency translation adjustment	–	–	–	318,583	–	318,583	(1,732)	316,851

Balance as of October 31, 2018	512,682,393	512,683	41,934,476	(10,876,629)	(4,277,137)	27,293,393	(247,832)	27,045,561

See accompanying notes to consolidated financial statements.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amount expressed in United States Dollars (“$”), except for number of shares or stated otherwise)

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

On January 20, 2014, the Company through PGCG Assets sold and issued to an unaffiliated third party 200,000 shares of its Common Stock at a price of RM 100 per share, for aggregate consideration of RM20,000,000, or approximately $6,084,760. PGCG Assets received net proceeds of approximately RM20,000,000, or approximately $6,084,760 from the sale of its securities and used the net proceeds for general corporate purposes, including repayment of the loan made by UHT. Upon the consummation of the foregoing transactions, 90% of the issued and outstanding securities of PGCG Assets will be owned by UHT and 10% by such unaffiliated third party.  Each sale and issuance was made pursuant to the terms of a subscription agreement containing terms and conditions that are normal and customary for a transaction of this type. In October 2014, PGCG Assets issued 48,000,000 shares of its common stock by capitalization of its share premium account.

On October 31, 2014, the Company through Virtual Setup Sdn. Bhd., its affiliate, sold and issued to Denvoursuisse Sdn. Bhd. 200,000 shares of its Common Stock at a price of RM 10 per share, for aggregate consideration of RM 2,000,000, or approximately $611,731. PGCG Assets received net proceeds of approximately RM2,000,000, from the sale of its securities and used the net proceeds for general corporate purposes, including repayment of the loan made by UHT. Upon the consummation of the foregoing transactions, 95% of the issued and outstanding securities of VSSB will be owned by PGCG Plantation and 5% by Denvoursuisse Sdn. Bhd., which also owns 10% of the issued and outstanding securities of PGCG Assets. The sale and issuance was made pursuant to the terms of a subscription agreement containing terms and conditions that are normal and customary for a transaction of this type.

In December 2014, the Company discontinued the software business and concentrated its resource to develop the real estate business.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amount expressed in United States Dollars (“$”), except for number of shares or stated otherwise)

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

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amount expressed in United States Dollars (“$”), except for number of shares or stated otherwise)

2.	GOING CONCERN UNCERTAINTY

The accompanying consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

For the year ended October 31, 2018, the Company reported a net loss of $553,962 and net current asset deficiency with its current liabilities exceeded its current assets by $1,291,599 as of October 31, 2018. The Company had accumulated deficit of $4,277,137 as of October 31, 2018 from recurring losses and significant short-term debt obligations maturing in less than one year (notes 7 and 8). These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

	As of October 31,
	2018	2017

Cash and bank balances held by financial institutions located in Malaysia	$503,197	$294,261

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amount expressed in United States Dollars (“$”), except for number of shares or stated otherwise

•	Accounts receivable

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

Based upon the aforementioned criteria, the Company did not record any allowance for doubtful accounts for the years ended October 31, 2018 and 2017.

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

During the years ended October 31, 2018 and 2017, $43,530 and $55,685 of losses previously classified in other comprehensive losses were reclassified into earnings to recognize an other-than-temporary decline in fair value.

During the years ended October 31, 2018 and 2017, the Company invested in equity securities listed on Bursa Malaysia with a total cost of $265,606 and escrow funds (which invested in equity securities listed in the U.S.) with a total cost of $200,000. The Company entered into an escrow agreement with Peijin Wu Hoppe (“Hoppe”), the Company’s former director, to set up an escrow fund up to $500,000 as a reserve to indemnify Hoppe from any claim of liability until July 29, 2022, the seventh year anniversary of the termination of Director Retainer Agreement, or any mutual agreement with the Company and Hoppe. The unrealized loss representing the change in fair value of $50,830 and $55,737 was charged against accumulated other comprehensive income (loss) for the years ended October 31, 2018 and 2017, respectively.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amount expressed in United States Dollars (“$”), except for number of shares or stated otherwise)

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

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amount expressed in United States Dollars (“$”), except for number of shares or stated otherwise)

Policy for Capitalizing Development Cost

The cost of buildings and improvements includes the purchase price of property, legal fees and other acquisition costs. Costs directly related to planning, developing, initial leasing and constructing a property are capitalized and classified as Real Estate in the consolidated balance sheets. Capitalized development costs include interest, and other direct project costs incurred during the period of development. As of October 31, 2018 and 2017, there was no such capitalized interest.

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

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amount expressed in United States Dollars (“$”), except for number of shares or stated otherwise)

(a)       Plantation sales

Revenue from the sale of oil palm fruits is recognized upon confirmation of the weight of fresh fruit bunches and shipment to the customer, when there is persuasive evidence of an arrangement, delivery has occurred and risk of loss has passed, the sales price is fixed or determinable at the date of sale, and collectibility is reasonably assured. For the years ended October 31, 2018 and 2017, sale of oil palm fruits was $164,947 and $162,040.

The Company is currently directly managing its oil palm and durian plantation.

(b)       Rental income

The Company generally leases the units under operating leases with terms of two years or less. For the years ended October 31, 2018 and 2017, we have recorded $1,364,639 and $1,103,481, respectively, in lease revenue, based upon its annual rental over the life of the lease under operating lease, using the straight-line method in accordance with ASC Topic 970-605, “Real Estate – General – Revenue Recognition” (“ASC Topic 970-605”).

As of October 31, 2018, the commercial buildings for lease are as follows:

Name of Commercial building	Number of units (by floor)	Footage area (square feet)	Vacancy percentage
Megan Avenue	12	19,987	33%
Le Apple	15	91,848	0%

The Company expects to record approximately $1.6 million in annual lease revenue under the operating lease arrangements in the next twelve months, through October 31, 2019.

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

	As of October 31,
	2018	2017
Rental concession:
Current portion	$26,304	$26,009
Non-current portion	633,484	678,402

Total	$659,788	$704,411

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amount expressed in United States Dollars (“$”), except for number of shares or stated otherwise)

The estimated amortization on long-term rent concession in the next five years and thereafter is as follows:

Period ending October 31:
2019	$26,304
2020	26,304
2021	26,304
2022	26,304
2023	26,304
Thereafter	528,268

Total	$659,788

As of October 31, 2018, the minimum future rental receivables on the commercial properties to be collectible in the next five years and thereafter are as follows:

Period ending October 31:
2019	$1,621,057
2020	1,599,273
2021	1,551,926
2022	1,551,926
2023	1,551,926
Thereafter	31,167,850

Total	$39,043,958

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

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amount expressed in United States Dollars (“$”), except for number of shares or stated otherwise)

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

The functional currency of the Company is the United States Dollars (“$”) and the accompanying financial statements have been expressed in $, which is the reporting currency. In addition, the Company maintains its books and record in a local currency, Malaysian Ringgit (“MYR” or “RM”), which is functional currency as being the primary currency of the economic environment in which the entity operates.

In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not $ are translated into $, in accordance with ASC Topic 830-30, “Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiary are recorded as a separate component of accumulated other comprehensive income.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amount expressed in United States Dollars (“$”), except for number of shares or stated otherwise)

Translation of amounts from the local currency of the Company into $1 has been made at the following exchange rates for the respective years:

	As of and for the year ended October 31,
	2018	2017
Year-end MYR : $1 exchange rate	4.1819	4.2293
Yearly average MYR : $1 exchange rate	4.0248	4.3438

•	Retirement plan costs

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

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. During the years ended October 31, 2018 and 2017, the Company operates in two reportable operating segments in Malaysia.

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

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amount expressed in United States Dollars (“$”), except for number of shares or stated otherwise)

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

The following table summarizes information on the fair value measurement of the Company’s financial assets as of October 31, 2018 and 2017, measured at fair value, grouped by the categories described above:

	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
As of October 31, 2018
Marketable securities, available-for-sale	$172,532	$–	$–
As of October 31, 2017
Marketable securities, available-for-sale	$221,198	$–	$–

As of October 31, 2018 and 2017, the Company did not have any nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements, at least annually, on a recurring basis, nor did the Company have any assets or liabilities measured at fair value on a non-recurring basis.

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

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amount expressed in United States Dollars (“$”), except for number of shares or stated otherwise)

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

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amount expressed in United States Dollars (“$”), except for number of shares or stated otherwise)

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

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amount expressed in United States Dollars (“$”), except for number of shares or stated otherwise)

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

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amount expressed in United States Dollars (“$”), except for number of shares or stated otherwise)

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

In June 2018, the FASB issued ASU 2018-07—Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting which is intended to reduce cost and complexity and to improve financial reporting for nonemployee share-based payments. The amendment is effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. We do not expect the adoption of this ASU to have a material effect on our consolidated financial statements.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amount expressed in United States Dollars (“$”), except for number of shares or stated otherwise)

In July 2018, the FASB issued ASU 2018-08—Not-For-Profit Entities (Topic 958): Clarifying the Scope and the Accounting Guidance for Contributions Received and Contributions Made which clarifies and improves the scope and accounting guidance around contributions of cash and other assets received and made by not-for-profit organizations and business enterprises. The amendment is effective for fiscal years beginning after June 15, 2018 (serving as resource recipient) and December 15, 2018 (serving as resource provider), including interim periods within that fiscal year. Early adoption is permitted. We do not expect the adoption of this ASU to have a material effect on our consolidated financial statements.

In July 2018, the FASB issued ASU 2018-09—Codification Improvements which clarifies, corrects errors in, and makes improvements to several Codification Topics, including to:

•-	Clarify when excess tax benefits should be recognized for share-based compensation awards

•	Remove inconsistent guidance in income tax accounting for business combinations

•	Clarify the circumstances when derivatives may be offset

•	Clarify the measurement of liability or equity-classified financial instruments when an identical asset is held as an asset

•	Allow portfolios of financial instruments and nonfinancial instruments accounted for as derivatives to use the portfolio exception to valuation

The transition and effective date guidance is based on the facts and circumstances of each amendment. Some of the amendments in this Update do not require transition guidance and will be effective upon issuance of this Update. However, many of the amendments in this Update do have transition guidance with effective dates for annual periods beginning after December 15, 2018. We do not expect the adoption of this ASU to have a material effect on our consolidated financial statements.

In July 2018, the FASB issued ASU 2018-10—Codification Improvements to Topic 842, Leases which clarifies and corrects unintended application of narrow aspects of the lease accounting guidance. For entities that have not adopted Topic 842, the effective date and transition requirements will be the same as the effective date and transition requirements in Topic 842. Early adoption is permitted. We do not expect the adoption of this ASU to have a material effect on our consolidated financial statements.

In August 2018, the FASB issued ASU 2018-11—Leases (Topic 842): Targeted Improvements which simplifies transition requirements and, for lessors, provides a practical expedient for the non separation of non-lease components from lease components if certain conditions are met. For entities that have not adopted Topic 842 before the issuance of this Update, the effective date and transition requirements for the amendments in this Update related to separating components of a contract are the same as the effective date and transition requirements in Update 2016-02. The practical expedient may be elected either in the first reporting period following the issuance of this Update or at the original effective date of Topic 842 for that entity. The practical expedient may be applied either retrospectively or prospectively. We do not expect the adoption of this ASU to have a material effect on our consolidated financial statements.

In August 2018, the FASB issued ASU 2018-12—Financial Services—Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts which improves financial reporting for insurance companies that issue long-duration contracts, such as life insurance, disability income, long-term care, and annuities. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early application of the amendments is permitted. We do not expect the adoption of this ASU to have a material effect on our consolidated financial statements.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amount expressed in United States Dollars (“$”), except for number of shares or stated otherwise)

In August 2018, the FASB issued ASU 2018-13—Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement which improves the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement. Effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted upon issuance of this Update. We do not expect the adoption of this ASU to have a material effect on our consolidated financial statements.

In August 2018, the FASB issued ASU 2018-14—Compensation—Retirement Benefits—Defined Benefit Plans—General (Topic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans which improves disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. This standard is effective for fiscal years ending after December 15, 2020, for public business entities. Early adoption is permitted for all entities. An entity should apply the amendments in this Update on a retrospective basis to all periods presented. We do not expect the adoption of this ASU to have a material effect on our consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15—Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force) which aligns the requirements for capitalizing implementation costs that are incurred in a hosting arrangement that is a service contract or incurred to develop or obtain internal-use software (and hosing arrangements that include an internal –use software license). This standard is effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption of the amendments in this Update is permitted, including adoption in any interim period, for all entities. The amendments in this Update should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. We do not expect the adoption of this ASU to have a material effect on our consolidated financial statements.

In October 2018, FASB issued Accounting Standards Update 2018-16, Derivaties and Hedging (Topic 805): Inclusion of the Secured Overnight Financing Rate (SOFR) Overight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes. The ASU amends ASC 815 to add the OIS rate based on the SOFR as a fifth US benchmark interest rate. We do not expect the adoption of this ASU to have a material effect on our consolidated financial statements.

In October 2018, FASB issued Accounting Standards Update 2018-17: Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities. This standard expands the application of a specific private company accounting alternative related to VIEs and changes the guidance for determining whether a decision-making fee is a variable interest. We do not expect the adoption of this ASU to have a material effect on our consolidated financial statements.

In November 2018, FASB issued Accounting Standards Update 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606. The ASU amends ASC 808 to clarify ASC 606 should apply in entirety to certain transactions between collaborative arrangement participants. We do not expect the adoption of this ASU to have a material effect on our consolidated financial statements.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amount expressed in United States Dollars (“$”), except for number of shares or stated otherwise)

In November 2018, FASB issued Accounting Standards Update 2018-19, Codification Improvements to Topic 326, Financial Instruments—Credit Losses. The ASU changes the effective date of ASU 2016-13 to fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Thus, the effective date for such entities’ annual financial statements is now aligned with that for these interim financial statements. We are currently evaluating the impact that the standard will have on our consolidated financial statements and related disclosures.

In December 2018, FASB issued Accounting Standards Update 2018-20, Leases (Topic 842): Narrow-Scope Improvements for Lessors. The amendments are designed to make lessors adoption of the new leases standard easier such as accounting policy election on sales tax, exclude variable payments for all lessor costs, and clarification on lessor costs. We are currently evaluating the impact that the standard will have on our consolidated financial statements and related disclosures.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

4.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	As of October 31,
	2018	2017
Freehold plantation land and orchard	$7,845,805	$7,845,805
Leasehold land under development	4,276,764	4,276,764
Freehold land under development	18,091,173	18,091,173
Freehold land and land improvement for rental purpose commercial building	15,191,123	15,191,123
Building structure and improvements	15,857,410	15,857,410
Office furniture, fixture and equipment	157,084	129,159
Motor vehicles	162,300	162,300
Foreign translation difference	(15,884,845)	(16,395,642)
	45,696,814	45,158,092
Less: accumulated depreciation	(3,248,963)	(2,940,952)
Less: foreign translation difference	487,503	503,557
Property, plant and equipment, net	$42,935,354	$42,720,697

Depreciation expense for the years ended October 31, 2018 and 2017 amounted to $308,011 and $483,179, respectively.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amount expressed in United States Dollars (“$”), except for number of shares or stated otherwise)

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

During the course of the Company’s strategic review of its operations, the Company assessed the recoverability of the carrying value of its property, plant and equipment. The impairment charge, if any, represented the excess of carrying amounts of the Company’s property, plant and equipment over the fair values of the assets. The Company believes that there was no impairment of its property, plant and equipment for the years ended October 31, 2018 and 2017.

5.	AMOUNT DUE TO RELATED PARTIES

	As of October 31,
	2018	2017
Current portion:
Amount due to a related party, unsecured, interest-free and repayable on demand
Mr. Chai Kok Wai, a director of UHT	$86,420	$86,420

Non-current portion:
Amount due to a related party, unsecured, interest-free and not expected to be repaid in the next twelve months
Mr. Weng Kung Wong, the Company’s director	$2,270,089	$2,427,767

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amount expressed in United States Dollars (“$”), except for number of shares or stated otherwise)

6.	ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consist of the following:

	As of October 31,
	2018	2017

Accrued operating expenses	$96,519	$107,781
Potential tax penalty liability (Note 12)	135,000	135,000
Other payable	99,308	176,455
	$330,827	$419,236

7.	LONG-TERM BANK LOANS

	As of October 31,
	2018	2017
Bank loans from financial institutions in Malaysia,
Bank of China (Malaysia) Berhad	$–	$7,432,487
Public Islamic Bank Berhad	12,001,461	–
RHB Bank Berhad	2,057,952	2,096,946
	14,059,413	9,529,433
Less: current portion	(598,795)	(919,638)
Bank loans, net of current portion	$13,460,618	$8,609,795

15 Story Bank Loan

In December 2014, the Company, through PGCG Assets obtained a loan in the principal amount of RM40,000,000 from Bank of China (Malaysia) Berhad, a financial institution in Malaysia to finance the acquisition of a fifteen story office building property, which bears interest at a rate of 1% per annum over the lending rate, with 120 monthly installments of RM476,898 each (including interests) over a period of 10 years and will mature on December 2024. The outstanding amount was fully repaid by a new loan of RM50,000,000 refinanced by Public Islamic Bank Berhad in August 2018, which bears interest at a rate of 1.50% per annum below the base financing rate, currently 6.97% per annum, with 180 monthly installments of RM407,750 each (including interests) over a period of 15 years or until full settlement and will mature in September 2033.

The loan from Public Islamic Bank Berhad is secured by the first party charge over 15-story commercial office building in Kuala Lumpur, Malaysia, deed of assignment of rental proceeds over the rights and interest to the rental of the 15-story commercial office building and is personally guaranteed by the director and chief executive officer of the Company, Mr. Weng Kung Wong and a subsidiary of the Company, UHT. The loan is also secured by a debenture incorporating fixed and floating charge for RM50 million plus interest thereon over the assets of PGCG Assets. The cost of funds was 5.47% and 7.60% per annum for the years ended October 31, 2018 and 2017.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amount expressed in United States Dollars (“$”), except for number of shares or stated otherwise)

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

The loan is secured by the 12-story commercial office building “Megan Avenue” in Kuala Lumpur, Malaysia and is personally guaranteed by the director and chief executive officer of the Company, Mr. Weng Kung Wong and a director of the Company’s subsidiary, Mr. Kok Wai Chai and a subsidiary of the Company, UHT. The cost of funds was 4.95% per annum for the year ended October 31, 2018 (2017: 4.70% per annum).

As of October 31, 2018, the minimum future payments of the aggregate bank loans in the next five years and thereafter are as follows:

Year ending October 31:
2019	$598,795
2020	631,800
2021	666,630
2022	703,383
2023	742,168
Thereafter	10,716,637

Total:	$14,059,413

8.	SHORT-TERM BANK BORROWINGS

The revolving line of credit was granted concurrent with the term loans and pursuant to the same facility letter (see Note 7) by Bank of China (Malaysia) Berhad to the Company, which provided for up to RM15,000,000 (equal to $3,576,964) for its working capital purpose. The line bears interest at an annual rate of 1.5% above the bank’s cost of funds on a daily basis. The line is repayable on demand or at rollover options of 1, 3, 6 & 12 months. The effective interest rate was 5.30% per annum for the year ended October 31, 2017. In August 2018, the outstanding amount was fully repaid by a new loan of RM50,000,000 refinanced by Public Islamic Bank Berhad (see Note 7).

9.	STOCKHOLDERS’ EQUITY

As of October 31, 2018 and 2017, the number of shares of the Company’s common stock issued and outstanding was 512,682,393 shares. There are no shares of preferred stock issued and outstanding.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amount expressed in United States Dollars (“$”), except for number of shares or stated otherwise)

10.	NET LOSS PER SHARE

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

The following table sets forth the computation of basic and diluted net loss per share attributable to Prime Global Capital Group Incorporated stockholders:

	Years ended October 31,
	2018		2017
Basic and diluted net loss attributable to Prime Global Capital Group Incorporated stockholders:
Numerator:
- Net loss attributable to Prime Global Capital Group Incorporated stockholders	$(532,332)		$(898,319)

Denominator:
Weighted average shares outstanding attributable to Prime Global Capital Group Incorporated stockholders – Basic and diluted	512,682,393		512,682,393

Net loss per share attributable to Prime Global Capital Group Incorporated stockholders – Basic and diluted	$(0.00	)*	$(0.00	)*

* Denotes less than $0.01 per share

11.	INCOME TAXES

The local (United States) and foreign components of loss before income taxes were comprised of the following:

	Years ended October 31,
	2018	2017
Tax jurisdictions from:
– Local	$(116,549)	$(127,622)
– Foreign, representing:
Malaysia	(223,990)	(751,844)
Loss before income taxes	$(340,539)	$(879,466)

Provision for income taxes consisted of the following:

	Years ended October 31,
	2018	2017
Current:
– Local	$–	$–
Foreign, representing:
– Malaysia	226,297	78,654

Deferred:
– Local	–	–
– Foreign	(12,874)	1,949
Income tax expense	$213,423	$80,603

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amount expressed in United States Dollars (“$”), except for number of shares or stated otherwise)

The effective tax rate in the years presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. During the years presented, the Company has a number of subsidiaries that operates in different countries and is subject to tax in the jurisdictions in which it subsidiaries operate, as follows:

United States of America

PGCG is registered in the State of Nevada and is subject to United States of America tax law. As of October 31, 2018 and 2017, the operations in the United States of America incurred $1,035,179 and $870,029, respectively of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carry forwards begin to expire in 2031, if unutilized. As of October 31, 2018, the Company has provided for a full valuation allowance of $362,313 (2017: $304,510) against the deferred tax assets on the expected future tax benefits from the net operating loss carry forwards as the management believes it is not likely that these assets will not be realized in the future.

The Company has adopted ASC 740-10 “Accounting for Income Taxes” and recorded a liability for an uncertain income tax position, tax penalties and any imputed interest thereon. The amount, recorded as an obligation in accrued liabilities and other payables, is $135,000 at October 31, 2018 and 2017 in respect of potential tax penalty of the late filing of IRS return and, if recognized, will affect the Company’s effective tax rate.

Malaysia

All of the Company’s subsidiaries operating in Malaysia are subject to the Malaysia Corporate Tax Laws at a progressive income tax rate of 18% (2017: 18%) (for Company with paid up capital not more than RM2.5 million and on the first RM 500,000 income) and 24% (2017: 24%) (on all income for Company with paid up capital more than RM2.5 million and on the remaining balance of income after the first RM500,000 income charged at 20% for Company with paid up capital not more than RM2.5 million) on the assessable income for its tax year. Any unutilized losses can be carried forward indefinitely to be utilized against income from any business source. As of October 31, 2018, the Company has provided for a full valuation allowance against the deferred tax assets of $162,104 (2017: $304,510) on the expected future tax benefits from the net operating loss carry forwards as the management believes it is not likely that these assets will be realized in the future.

The general statute of limitations for an assessment or additional assessment is five years from the end of the relevant year of assessment. If the Inland Revenue Board is of the view that a transaction is not at an arm’s length price, the statute of limitations is extended by another two years to seven years. However, if there is fraud, willful default or negligence on the part of the taxpayer, an assessment can be made at any time. There is no statute of limitations for the collection of unpaid tax.

A reconciliation of loss before income taxes to the effective tax rate as follows:

	Years ended October 31,
	2018	2017

Loss before income taxes	$(223,990)	$(751,844)
Statutory income tax rate	24%	24%
Income tax at statutory tax rate	(53,758)	(180,442)

Tax effect of non-deductible expenses	40,398	60,649
Tax effect of non-taxable income	(377)	–
Tax effect of non-business source rental income	212,404	199,448
Under-provision in prior years	554	948
Net operating loss	14,202	–
Income tax expense	$213,423	$80,603

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

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amount expressed in United States Dollars (“$”), except for number of shares or stated otherwise)

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of October 31, 2018 and 2017:

	As of October 31,
	2018	2017
Deferred tax assets:
Net operating loss carry forwards
- United States of America	$362,313	$304,510
- Malaysia	162,104	–
Total deferred tax assets	524,417	304,510
Less: valuation allowance	(524,417)	(304,510)
Deferred tax assets	$–	$–

Deferred tax liabilities – current
Rental concession	$–	$6,242

Deferred tax liabilities – non-current
Property, plant and equipment	1,701	1,448
Rental concession	158,349	162,817
	$160,050	$164,265

12.	PENSION PLAN

The Company is required to make contribution on behalf of its employees under a government-mandated defined contribution pension scheme for its eligible full-time employees in Malaysia and the PRC. The Company is required to contribute a specified percentage of the participants’ relevant income based on their ages and wages level. The total contributions made by the Company were $23,602 and $21,521 for the years ended October 31, 2018 and 2017, respectively.

13.	SEGMENT INFORMATION

(a)	Business segment reporting

During the years ended October 31, 2018 and 2017, the Company operated two reportable business segments, as defined by ASC Topic 280:

•	Plantation business – oil palm and durian plantation in Malaysia
•	Real estate business – acquisition and development of commercial and residential real estate properties in Malaysia

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amount expressed in United States Dollars (“$”), except for number of shares or stated otherwise)

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 3). The Company had no inter-segment sales for the years presented. Summarized financial information concerning the Company’s reportable segments is shown as below:

	Year ended October 31, 2018
	Plantation Business	Real Estate Business	Corporate	Total

Revenues, net	$164,947	$1,391,294	$–	$1,556,241
Less: inter-company revenues	–	(26,655)	–	(26,655)
Revenues from external customers	164,947	1,364,639	–	1,529,586
Cost of revenues	(79,679)	(615,361)	–	(695,040)
Gross profit	85,268	749,278	–	834,546

Depreciation	6,757	294,980	6,274	308,011
Net income (loss)	(5,272)	(157,970)	(390,720)	(553,962)
Total assets	6,151,655	38,572,563	248,526	44,972,744
Expenditure for long-lived assets	$1,566	$26,359	$–	$27,925

	Year ended October 31, 2017
	Plantation Business	Real Estate Business	Corporate	Total

Revenues, net	$162,040	$1,128,178	$–	$1,290,218
Less: inter-company revenues	–	(24,697)	–	(24,697)
Revenues from external customers	162,040	1,103,481	–	1,265,521
Cost of revenues	(61,652)	(566,663)	–	(628,315)
Gross profit	100,388	536,818	–	637,206

Depreciation	8,454	475,141	(416)	483,179
Net income (loss)	12,991	(575,373)	(397,687)	(960,069)
Total assets	5,927,877	38,278,866	312,963	44,519,706
Expenditure for long-lived assets	$276	$–	$2,924	$3,200

All long-lived assets are located in Malaysia.

(b)	Geographic segment reporting

The business of the Company is engaged entirely in Malaysia. The Chief Executive Officer and executive directors regularly review the Company’s business as one geographical segment.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amount expressed in United States Dollars (“$”), except for number of shares or stated otherwise)

14.	CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)	Major customers

For the years ended October 31, 2018 and 2017, the customer who accounted for 10% or more of the Company’s revenues is presented as follows:

		Year ended October 31, 2018		October 31, 2018
	Business segment	Revenues	Percentage of revenues	Trade accounts receivable
Le Apple Boutique Hotel (KLCC) Sdn. Bhd.	Real estate	$1,289,505	89%	$2,398

		Year ended October 31, 2017		October 31, 2017
	Business segment	Revenues	Percentage of revenues	Trade accounts receivable
Le Apple Boutique Hotel (KLCC) Sdn. Bhd.	Real estate	$1,079,700	85%	$104,036

(b)	Major vendors

During the fiscal year ended October 31, 2018, and 2017, there is no vendor accounted for 10% or more of our purchase.

(c)	Credit risk

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

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amount expressed in United States Dollars (“$”), except for number of shares or stated otherwise)

(e)	Exchange rate risk

The reporting currency of the Company is $. To date the majority of the revenues and costs are denominated in MYR, and a significant portion of the assets and liabilities are denominated in MYR. As a result, the Company is exposed to foreign exchange risk as its revenues and results of operations may be affected by fluctuations in the exchange rate between $ and MYR. If MYR depreciates against $, the value of MYR revenues and assets as expressed in $ financial statements will decline. The Company does not hold any derivative or other financial instruments that expose to substantial market risk.

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

15.	COMMITMENTS AND CONTINGENCIES

(a)	Operating lease commitments

As of October 31, 2018, the Company occupied its own building premises and has no significant future minimum rental payments due under various operating leases in the next twelve months.

(b)	Capital commitment

As of October 31, 2018, the Company does not have any significant capital commitments.

16.	SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after October 31, 2018 up through the date the Company issued the audited consolidated financial statements. During the period, the Company did not have any material recognizable subsequent events.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our Chief Executive Officer, and Interim Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of October 31, 2018.

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

Changes in Internal Control over Financial Reporting

During the fourth quarter of fiscal 2018, there were no changes in the internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. Other Information.

Effective July 10, 2018, PGCG Assets accepted the Letter of Offer from the Public Islamic Bank Berhad for a Term Equity Financing-i (the “Loan”) in the amount of RM50,000,000 (approximately $11,956,288). The Loan was used to pay off our existing loan with Bank of China (Malaysia) Berhad on our 15 story commercial building located at No. 160, Jalan Ampang, 50450 Kuala Lumpur, Malaysia. The Loan is secured by a charge on the 15-story commercial office building in Kuala Lumpur, Malaysia, deed of assignment of rental proceeds over the rights and interest to the rental of the 15-story commercial office building and is personally guaranteed by Weng Kung Wong, our Chief Executive Officer and Director, and also guaranteed by Union Hub Technology Sdn. Bhd., our wholly owned subsidiary (“UHT”). The loan is also secured by a debenture incorporating fixed and floating charge for RM50 million plus interest thereon over the assets of PGCG Assets.

Outstanding principal amounts due under the Loan accrue interest at a rate of 1.50% per annum below the Base Financing Rate, which is currently at 6.97% per annum. The Loan is repayable in monthly installments of RM407,750.00 (approximately $97,503), including interest, over a period of 180 months and will mature in 2033. As of October 31, 2018, $12 million was outstanding under the Loan.

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

Name	Age	Position
Weng Kung Wong	46	Chief Executive Officer, Interim Chief Financial Officer, Interim Secretary and Director
Maylee Gan Suat Lee	41	Director
Soo Choon Meng	50	Director

Weng Kung Wong, age 46, our Chief Executive Officer and Director since November 15, 2010, founded Mobile Wallet Sdn. Bhd., MWSB, one of the first Malaysian m-commerce companies, in 2004 and currently serves as its Executive Director and Chief Executive Officer. Prior to founding MWSB, Mr. Wong served as an Agency Unit Manager of MAA Insurance from April, 2001 to November, 2003. From January, 2000 to April, 2001, he was the Marketing Director of Spider Holding Sdn. Bhd., an herb products distribution company. Mr. Wong began his professional career in 1995 with Forever Living Products, a health products multilevel marketing company, where he spent four years in positions of accelerating responsibility in the areas of business development and marketing. Mr. Wong obtained a bachelor’s degree in Management Information Systems from the National Central University of Taiwan in 1995. As our Chief Executive Officer, Mr. Wong brings to our Board of Directors knowledge of our operations and history, business leadership, corporate strategy and entrepreneurial expertise.

Maylee Gan Suat Lee, age 41, joined our Board of Directors on April 1, 2016. She is currently the founder and senior partner of Messrs. Maylee Gan & Tai. Prior to founding her firm in 2008, Ms. Gan practiced at one of the top 5 legal firms in Malaysia, Lee Hishammuddin Allen & Gledhill from 2004 to 2008. Ms. Gan graduated with a Bachelor of Laws (Hons) degree from the University of London, England in 1999. She obtained her Certificate of Legal Practice in 2000 and has a Masters of Science in Information Technology (MSc IT) from the University of Staffordshire in 2004.

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

Soo Choon Meng, 50, joined our Board of Directors on August 1, 2017. He is is currently the Managing Proprietor of C.M.SOO Associates, an accounting and audit firm. Mr. Soo has served as a director of Galasys GLT Sdn. Bhd. since 2004, and has been responsible for the day to day running of the business. Mr. Soo also serves on the Board of Directors of various other private Malaysian and international companies that are in the field of property holding and investment holding. Mr. Soo is a Chartered Accountant by training, having qualified by completing the professional examination of the Chartered Association of Certified Accountants (UK) in June 1996, and received his membership of the Malaysian Institute of Accountants (Chartered Accountant) in February 1999 and admitted as a Fellow Member of the Chartered Association of Certified Accountants (UK) in July 2003. We believe that Mr. Soo will bring to the Board of Directors his expertise in financial and tax matters.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended October 31, 2018, and up to the date of this Annual Report, our officers, directors and greater than 10% percent beneficial owners timely filed all reports required by Section 16(a) of the Securities Exchange Act.

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

Each of our named executive officers is eligible for consideration for a discretionary cash bonus. The Chief Executive Officer makes recommendations regarding bonus awards for the named executive officers and the Compensation Committee provides the bonus recommendation for the Chief Executive Officer. However, the Compensation Committee has sole and final authority and discretion in designating to whom awards are made, the size of the award, if any, and its terms and conditions. The bonus recommendation for each of the named executive officers depends on a number of factors, including (i) the performance of the Company for the year, (ii) the satisfaction of certain individual and corporate performance measures, and (iii) other factors which the Compensation Committee may deem relevant. The Company did not award any cash bonuses during fiscal year 2018.

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

Accordingly, we encourage, but do not insist on, executive ownership of our common stock. Methods of supporting ownership include turning to executives to support the financing needs of the Company. We have historically allowed our named executives to participate in private placements of the Company’s securities on the same terms and conditions as other investors. During fiscal year 2012, our Chief Executive Officer invested approximately $20,890,272 into the Company resulting in a beneficial ownership of 54,811,085 shares of common stock, or approximately 10.69% of our issued and outstanding common stock. We believe that this practice achieves the dual goals of meeting the Company’s financing needs and aligning our executives’ interests with the interests of our stockholders.

We have not timed nor do we plan to time our release of material non-public information for the purpose of affecting the value of executive compensation.

Summary Compensation Table

The following summary compensation table sets forth the aggregate compensation we paid or accrued during the fiscal years ended October 31, 2018, and 2017 to (i) our Chief Executive Officer (principal executive officer), (ii) our Chief Financial Officer (principal financial officer), (iii) our three most highly compensated executive officers other than the principal executive officer and the principal financial officer who were serving as executive officers on October 31, 2018, whose total compensation was in excess of $100,000, and (iii) up to two additional individuals who would have been within the two-other-most-highly compensated but were not serving as executive officers on October 31, 2018.

Name and Principal Position	Year	Salary (1)	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total(1)
Weng Kung Wong	2018	83,939	0	0	0	0	0	0	$83,939
Chief Executive Officer and President	2017	77,774	0	0	0	0	0	0	$77,774

Liong Tat Teh	2017	4,931	0	0	0	0	0	0	$4,931
Chief Financial Officer (2)

 ____________________________

(1)	All cash compensation was paid in Malaysian Ringgit, our functional currency. The Malaysian Ringgit was converted into United States Dollars using the exchange rate prevailing at the dates of payment at an average annualized rate of 4.0248 and 4.3438 for fiscal years ended October 31, 2018 and 2017, respectively.
(2)	Liong Tat Teh resigned from his position as Chief Financial Officer and Secretary effective November 14, 2016. Concurrently therewith, Weng Kung Wong, our Chief Executive Officer, was appointed to fill the vacancy created by Mr. Teh’s resignation.

Narrative disclosure to Summary Compensation Table

Mr. Wong is a party to an employment agreement with UHT, our subsidiary, dated July 19, 2011, or the Employment Agreement. Pursuant to the terms of the Employment Agreement, Mr. Wong will receive an annual base salary of MYR 337,836 or $83,939.

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

The foregoing descriptions of the Employment Agreement is qualified in its entirety by reference to such agreement which is filed as Exhibit 10.6 to this Annual Report and is incorporated herein by reference.

Our executive officers are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with their services on our behalf.

Equity Awards

There are no options, warrants or convertible securities outstanding. At no time during the last fiscal year with respect to any of any of our executive officers was there:

•	any outstanding option or other equity-based award repriced or otherwise materially modified (such as by extension of exercise periods, the change of vesting or forfeiture conditions, the change or elimination of applicable performance criteria, or the change of the bases upon which returns are determined);

•	any waiver or modification of any specified performance target, goal or condition to payout with respect to any amount included in non-stock incentive plan compensation or payouts;

•	any option or equity grant;

•	any non-equity incentive plan award made to a named executive officer;

•	any nonqualified deferred compensation plans including nonqualified defined contribution plans; or

•	any payment for any item to be included under All Other Compensation in the Summary Compensation Table.

Director Compensation Table

The following director compensation table sets forth the aggregate compensation we paid or accrued during the fiscal year ended October 31, 2018:

Name	Fees earned or paid in cash* ($)		Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Change in pension value and nonqualified deferred compensation earnings	All other compensation ($)	Total ($)
(a)	(b)		(c)	(d)	(e)	(f)	(g)	(h)
Maylee Gan Suat Lee	8,944	*	–	–	–	–	–	8,944

Soo Choon Meng **	8,944	*	–	–	–	–	–	8,944

______________

*	All fees were paid in Malaysian Ringgit, our functional currency. The Malaysian Ringgit was converted into United States Dollars using the exchange rate prevailing at the dates of payment at an average annualized rate of 4.0248 for fiscal year ended October 31, 2018.

**	Soo Choon Meng was appointed to serve as a director effective August 1, 2017.

Narrative disclosure to Director Compensation Table

During our fiscal year ended October 31, 2018, we did not provide compensation to any of our employee directors for serving as our director. We currently have no formal plan for compensating our employee directors for their services in their capacity as directors, although we may elect to issue stock options to such persons from time to time.

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

Compensation Committee Interlocks and Insider Participation

Maylee Gan Suat Lee and Soo Choon Meng served on our Compensation Committee during fiscal year ended October 31, 2018.

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

Submitted by members of the Compensation Committee:

Maylee Gan Suat Lee

Soo Choon Meng

ITEM 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of January 16, 2019 certain information with regard to the record and beneficial ownership of the Company’s common stock by (i) each person known to the Company to be the record or beneficial owner of more than 5% of the Company’s common stock, (ii) each director of the Company, (iii) each of the named executive officers, and (iv) all executive officers and directors of the Company as a group:

Name of Beneficial Owner	Amount (number of shares)	Percentage of Outstanding Shares of Common Stock
Weng Kung Wong (1)	54,811,085	10.69%
Maylee Gan Suat Lee (1)	0	%
Soo Choon Meng (1)	0	%
All executive officers and directors as a group (three persons)	54,811,085	10.69%

____________________________

*	Less than 1%.
(1)	Except as otherwise indicated, the address of each beneficial owner is c/o Prime Global Capital Group Incorporated, E-5-2, Megan Avenue 1, Block E, Jalan Tun Razak, 50400 Kuala Lumpur, Malaysia.
(2)	Applicable percentage ownership is based on 512,682,393 shares of common stock outstanding as of January 16, 2019, together with securities exercisable or convertible into shares of common stock within 60 days of January 16, 2019. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that a person has the right to acquire beneficial ownership of upon the exercise or conversion of options, convertible stock, warrants or other securities that are currently exercisable or convertible or that will become exercisable or convertible within 60 days of January 16, 2019 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the number of shares beneficially owned and percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

ITEM 13.   Certain Relationships and Related Transactions, and Director Independence.

Escrow Arrangement with Peijin Wu Hoppe

We are party to an escrow agreement dated July 7, 2014, with Peijin Wu Hoppe, our former director, pursuant to which we agreed to deposit $100,000 on an annual basis in an escrow account up to an aggregate of $500,000. The funds will be used to finance our indemnification obligations, if any, to Ms. Hoppe under our director retainer agreement with Ms. Hoppe. Unless earlier terminated in accordance with its terms, the escrow agreement expires upon the seventh anniversary of the termination of Ms. Hoppe’s director retainer agreement, or July 29, 2022. Our legal counsel, Chen-Drake Law Group, PC serves as the escrow agent at an annual fee of $3,000.

As of the date of this report, we have deposited $200,000 into the escrow account and expect to reach the full $500,000 balance by May 2020. After the escrow balance reaches $500,000, we will be obligated to make additional deposits to ensure that the escrow balance is maintained at or above $500,000 during the term of the escrow agreement.

The foregoing description of the escrow agreement is qualified in its entirety by reference to such agreement, which is filed as Exhibit 10.7, to this Annual Report and is incorporated herein by reference.

Transactions With Weng Kung Wong and Kok Wai Chai

As of October 31, 2018, we obtained from Kok Wai Chai, UHT’s director, several unsecured, interest-free temporary advances made to the Company with the aggregate principal amount of $86,420. The advances are repayable on demand.

As of October 31, 2018, we obtained from Weng Kung Wong, our Chief Executive Officer and director, several unsecured, interest-free advances which, together with prior advances, have an aggregate principal amount of approximately $2,270,089. The advances are not expected to be repayable within the next twelve months. We repaid approximately $190,385 during fiscal year ended October 31, 2018.

We are parties to a Loan from the Public Islamic Bank Berhad in the amount of RM50,000,000 in July 2018 in connection with the acquisition of its 15-story commercial office building. This loan is personally guaranteed by Weng Kung Wong, our Chief Executive Officer and Director, and also guaranteed by UHT, our wholly owned subsidiary. The foregoing description of the loan with the Public Islamic Bank Berhad is qualified in its entirety by reference to such agreement, which is filed as Exhibit 10.2, to this Annual Report and is incorporated herein by reference.

Weng Kung Wong and Kok Wai Chai also have jointly and severally guaranteed the repayment of the loans made by RHB Bank Berhad to PGCG Assets in the principal amount of RM9,840,000 in connection with the acquisition of its twelve story commercial building in Kuala Lumpur, Malaysia. The foregoing description of the loans with RHB Bank Berhad is qualified in its entirety by reference to such agreements, which are filed as Exhibits 10.3 through and including 10.5 to this Annual Report and are incorporated herein by reference

We have not adopted policies or procedures for approval of related person transactions but review them on a case-by-case basis. We believe that all related party transactions were on terms at least as favorable as we would have secured in arm’s-length transactions with third parties. Except as set forth above, we have not entered into any material transactions with any director, executive officer, and promoter, beneficial owner of five percent or more of our common stock, or family members of such persons.

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

	Years ended October 31,
	2018	2017

Audit fees (1)	$76,000	$76,000

Audit related fees (2)	16,000	12,000

Tax fees	–	–

All other fees	–	–

_________________________

(1)	Audit Fees represent fees for professional services billed and to be billed in connection with the audit of our consolidated annual financial statements, the audit of the effectiveness of internal control over financial reporting and review of the quarterly financial statements and internal controls over financial reporting, and audit services in connection with statutory or regulatory filings, consents or other SEC matters.

ShineWing Australia has billed us $76,000 and $76,000, in the aggregate, for the fiscal year ended October 31, 2018 and 2017, respectively, for audit services rendered.

(2)	Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.” In fiscal 2018 and 2017, this category consisted of fees billed by CH Fiduciary Ltd in connection with compiling the Company’s financial statements for fiscal 2018 and 2017.

PART IV

ITEM 15.  Exhibits and Financial Statement Schedules.

The following documents are filed as part of this report:

(1)	Financial Statements

Financial Statements are included in Part II, Item 8 of this report.

(2)	Financial Statement Schedules

No financial statement schedules are included because such schedules are not applicable, are not required, or because required information is included in the consolidated financial statements or notes thereto.

(3)	Exhibits

Exhibit No.	Name of Exhibit
2.1	Articles of Exchange (1)
3.1	Amended and Restated Articles of Incorporation (1)
3.2	Amended and Restated Bylaws (2)
4.1	Form of common stock certificate (1)
10.1	Tenancy Agreement, dated October 18, 2014, by and between PGCG Assets Holdings Sdn. Bhd. and Le Apple Boutique Hotel (KLCC) Sdn. Bhd. (3)
10.2	Letter of Offer issued by Public Islamic Bank Berhad to PGCG Assets Holdings Sdn. Bhd. effective July 10, 2018
10.3	Offer Letter dated March 26, 2013, issued by RHB Bank Berhad with respect to four banking facilities in the aggregate principal amount of up to RM 3,452,000 (4)
10.4	Offer Letter dated March 26, 2013, issued by RHB Bank Berhad with respect to two banking facilities in the aggregate principal amount of up to RM 1,680,000 (4)
10.5	Offer Letter dated March 26, 2013, issued by RHB Bank Berhad with respect to six banking facilities in the aggregate principal amount of up to RM 4,708,000 (4)
10.6	Letter of Appointment dated July 19, 2011, by and between Union Hub Technology Sdn. Bhd. and Weng Kung Wong (5)
10.7	Escrow Agreement dated July 7, 2014, by and among Chen-Drake Law Group, P.C. Prime Global Capital Group Incorporated, and Peijin Wu Hoppe (6)
14	Code of Business Conduct and Ethics (7)
21	List of Subsidiaries (9)
24	Power of Attorney*
31.1	Certification of Certification of Chief Executive Officer and Interim Chief Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.*
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
99.1	Charter to Compensation Committee (8)
99.2	Charter to Audit Committee (8)
99.3	Charter to Corporate Governance Committee (8)
99.4	Audit Committee Pre-Approval Procedures (6)

101.INS	XBRL Instance Document*
101.SCH	XBRL Schema Document*
101.CAL	XBRL Calculation Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*
101.LAB	XBRL Label Linkbase Document*
101.PRE	XBRL Presentation Linkbase Document*

_________________________

*	Filed herewith.

(1)	Incorporated by reference from our Quarterly Report on Form 10-Q filed with the Securities and Exchange on February 22, 2011.

(2)	Incorporated by reference from Exhibit 2 to Preliminary Information Statement on Schedule 14C filed with the Securities and Exchange Commission on December 23, 2010.

(3)	Incorporated by reference From Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange on August 18, 2014.

(4)	Incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2013.

(5)	Incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 19, 2011.

(6)	Incorporated by reference from our Annual Report on Form 10-K filed with the Securities and Exchange Commission on January 29, 2016.

(7)	Incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 2, 2012.

(8)	Incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 27, 2012.

(9)	Incorporated by reference from Exhibit 21.1 to the Company’s Form 10-K filed with the Securities and Exchange Commission on January 30, 2018

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

Prime Global Capital Group Incorporated
(Registrant)

By:	/s/Weng Kung Wong
Weng Kung Wong
Chief Executive Officer

Dated:	January 29, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Weng Kung Wong	Chief Executive Officer, Interim Chief Financial Officer,
Weng Kung Wong	Interim Secretary and Director	January 29, 2019
(Principal Executive Officer and Principal Financial Officer)

/s/ Maylee Gan Suat Lee* Maylee Gan Suat Lee	Director	January 29, 2019

/s/ Soo Choon Meng* Soo Choon Meng	Director	January 29, 2019

Representing all of the members of the Board of Directors.

* By	/s/ Weng Kung Wong
Weng Kung Wong
Attorney-in-Fact**

** By authority of the power of attorney filed herewith

