Form 10-Q
period 2019-01-31
PRIME GLOBAL CAPITAL GROUP Inc
filed 2019-03-14
CIK 1462047

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2019

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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

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

As of March 8, 2019, the issuer had outstanding 512,682,393 shares of common stock.

i

PART I   FINANCIAL INFORMATION

ITEM 1  Financial Statements

PRIME GLOBAL CAPITAL GROUP INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	January 31, 2019	October 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$155,845	$503,197
Marketable securities, available-for-sale	172,650	172,532
Rental concession	26,898	26,304
Accounts receivable, net	3,448	15,990
Deposits and other receivables	21,989	26,804
Total current assets	380,830	744,827

Rental concession, non-current	641,073	633,484
Deferred development costs	262,120	241,670
Construction in progress	426,840	417,409
Property, plant and equipment, net	43,797,541	42,935,354
TOTAL ASSETS	$45,508,404	$44,972,744

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$20,866	$30,797
Amount due to a related party	86,420	86,420
Rental deposits from tenants	426,178	416,762
Income tax payable	410,228	572,825
Current portion of long-term bank loans	620,591	598,795
Accrued liabilities and other payables	320,119	330,827

Total current liabilities	1,884,402	2,036,426

Long-term liabilities:
Long-term bank loans	13,606,878	13,460,618
Amount due to a director	2,256,607	2,270,089
Deferred tax liabilities	162,053	160,050

Total liabilities	17,909,940	17,927,183

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 100,000,000 shares authorized; no shares issued and outstanding	–	–
Common stock, $0.001 par value; 1,000,000,000 shares authorized; 512,682,393 shares issued and outstanding, as of January 31, 2019 and October 31, 2018	512,683	512,683
Additional paid-in capital	41,934,476	41,934,476
Accumulated other comprehensive loss	(10,254,350)	(10,876,629)
Accumulated loss	(4,342,929)	(4,277,137)
Total stockholder’s equity	27,849,880	27,293,393
Non-controlling interest	(251,416)	(247,832)

Total equity	27,598,464	27,045,561
TOTAL LIABILITIES AND EQUITY	$45,508,404	$44,972,744

See accompanying notes to condensed consolidated financial statements

PRIME GLOBAL CAPITAL GROUP INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE (LOSS) INCOME

(Currency expressed in US$, except for number of shares)

(Unaudited)

	Three months ended January 31,
	2019	2018
Revenues, net:
Plantation business	$36,399	$62,058
Rental income	409,089	278,862
Total revenues, net	445,488	340,920

Cost of revenues	(146,925)	(161,505)

Gross profit	298,563	179,415

Operating expenses:
General and administrative	(122,934)	(97,448)

Income from operations	175,629	81,967

Other (expense) / income
Interest expense	(189,276)	(216,751)
Loss before income taxes	(13,647)	(134,784)

Income tax (expense) / benefit	(50,161)	8,118

NET LOSS	$(63,808)	$(126,666)

Net (profit) / loss attributable to non-controlling interest	(1,984)	8,676

NET LOSS ATTRIBUTABLE TO THE COMPANY	$(65,792)	$(117,990)

Other comprehensive income / (loss):
- Foreign exchange adjustment gain / (loss)	622,279	2,344,877

COMPREHENSIVE INCOME (LOSS)	$556,487	$2,226,887

Net loss per share – Basic and diluted*	$(0.00)	$(0.00)

Weighted average common stock outstanding – Basic and diluted	512,682,393	512,682,393

* Less than $0.01 per share

See accompanying notes to condensed consolidated financial statements.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Currency expressed in US$)

(Unaudited)

	Three months ended January 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(63,808)	$(126,666)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property, plant and equipment	119,942	130,590
Changes in operating assets and liabilities:
Accounts receivable	12,701	24,065
Deposits and other receivables	5,337	2,786
Accounts payable	(10,460)	(333)
Rental concession	6,619	33,825
Income tax payable	(172,789)	(94,664)
Rental deposit from tenants	–	2,214
Deferred taxation	(1,589)	(8,118)
Accrued liabilities and other payables	(13,403)	(123)
Net cash used in operating activities	(117,450)	(36,424)

Cash flows from investing activities:
Addition of plantation development cost	(14,756)	(11,468)
Purchase of property, plant and equipment	(13,720)	(631)
Net cash used in investing activities	(28,476)	(12,099)

Cash flows from financing activities:
Advances from related parties	(59,909)	325,957
Repayments on bank loans	(147,265)	(296,917)
Net cash (used in) / provided by financing activities	(207,174)	29,040

Foreign currency translation adjustment	5,748	18,666
NET CHANGE IN CASH AND CASH EQUIVALENTS	(347,352)	(817)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	503,197	294,261

CASH AND CASH EQUIVALENTS, END OF PERIOD	$155,845	$293,444

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income tax	$224,539	$94,664
Cash paid for interest	$189,276	$216,750

See accompanying notes to condensed consolidated financial statements.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JANUARY 31, 2019

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

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended October 31, 2018. All significant intercompany balances and transactions have been eliminated on consolidation. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the operating results for the periods presented have been included in the interim period. Operating result for the three months ended January 31, 2019 is not necessarily indicative of the results that may be expected for other interim periods or the year ending October 31, 2019. The condensed consolidated financial data at October 31, 2018 is derived from audited financial statements included in our Annual Report on Form 10-K for the year ended October 31, 2018, filed on January 29, 2019.

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

FOR THE THREE MONTHS ENDED JANUARY 31, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE–3 GOING CONCERN UNCERTAINTIES

The accompanying condensed consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

For the three months ended January 31, 2019, the Company reported a loss of $63,808 and working capital deficit of $1,503,572 as of January 31, 2019.

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

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and determined based on managements’ assessment of known requirements, aging of receivables, payment history, the customer’s current credit worthiness and the economic environment. The Company will consider the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. Based upon the aforementioned criteria, the Company did not write off accounts receivable on uncollectible rental receivable at January 31, 2019 and October 31, 2018.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JANUARY 31, 2019

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

FOR THE THREE MONTHS ENDED JANUARY 31, 2019

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

Policy for Capitalizing Development Cost

The cost of buildings and improvements includes the purchase price of property, legal fees and other acquisition costs. Costs directly related to planning, developing, initial leasing and constructing a property are capitalized and classified as Real Estate in the consolidated balance sheets. Capitalized development costs include interest, and other direct project costs incurred during the period of development. As of January 31, 2019 and October 31, 2018, there was no such capitalized interest.

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

Revenue recognition applicable from 1 November 2018

The Company recognizes its revenue in accordance with ASC Topic 606, “Revenue from Contracts with Customers”. Revenue is measured based on a consideration specified in a contract with a customer. The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product or service to a customer, usually upon delivery of palm oil fruit bunches and durian fruits. There are no significant payments terms, no significant financing component or any variable consideration. All of the company’s revenue from contracts with customers in the scope of ASC 606 is recognised in one geographical market in Malaysia, and one major product line, and plantation sales are transferred at a point in time.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JANUARY 31, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Revenue recognition applicable until 31 October 2018

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

(a)       Plantation sales

Revenue from plantation sales include the sale of palm oil fruit bunches and sale of durian. The sale is recognized upon confirmation of the weight of produces and transported to the customer, when there is persuasive evidence of an arrangement, delivery has occurred and risk of loss has passed, the sales price is fixed or determinable at the date of sale, and collectability is reasonably assured. For the three months ended January 31, 2019 and 2018, sales from plantation was $36,399 and $62,058, respectively.

(b)       Rental income

The Company generally leases the units under operating leases with terms of two years or less. For the three months ended January 31, 2019 and 2018, we have recorded $409,089 and $278,862 in lease revenue, based upon its annual rental over the life of the lease under operating lease, using the straight-line method in accordance with ASC Topic 970-605, “Real Estate – General – Revenue Recognition” (“ASC Topic 970-605”).

As of January 31, 2019, the commercial buildings for lease are as follows:

Name of Commercial building	Number of units (by floor)	Footage area (square feet)	Vacancy percentage
Megan Avenue	12	19,987	33%
Le Apple Boutique Hotel KLCC (fka “Menara CMY”)	15	91,848	0%

The Company expects to record approximately $1.65 million in annual lease revenue under the operating lease arrangements in the next twelve months through January 31, 2020.

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

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JANUARY 31, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	January 31, 2019	October 31, 2018
Rental concession:
Current portion	$26,898	$26,304
Non-current portion	641,073	633,484

Total	$667,971	$659,788

The estimated amortization on long-term rent concession in the next five years and thereafter is as follows:

Period ending January 31:
2020	$26,898
2021	26,898
2022	26,898
2023	26,898
2024	26,898
Thereafter	533,481

Total	$667,971

As of January 31, 2019, the minimum future rental receivables on the commercial properties to be collectible in the next five years and thereafter are as follows:

Period ending January 31:
2020	$1,649,835
2021	1,624,404
2022	1,586,991
2023	1,586,991
2024	1,586,991
Thereafter	31,475,323

Total	$39,510,535

The Company also records operating costs directly attributable to the leasing properties, such as real estate taxes, depreciation of the leased properties and maintenance fees, which are charged as expenses when incurred.

•	Cost of revenues

Cost of revenue on plantation sales includes material supplies, subcontracting costs and transportation costs incurred for planting, fertilizing and harvesting. Transportation and handling costs associated with the distribution to the customers are also included in cost of revenues.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JANUARY 31, 2019

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

FOR THE THREE MONTHS ENDED JANUARY 31, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

The reporting currency of the Company is the United States Dollars (“US$”) and the accompanying financial statements have been expressed in US$. In addition, the Company maintains its books and record in a local currency and Malaysian Ringgit (“MYR”), which is functional currency as being the primary currency of the economic environment in which the entity operates.

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

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the period ended January 31,
	2019	2018
Period-end MYR : US$1 exchange rate	4.0895	3.8991
Period-average MYR : US$1 exchange rate	4.1546	4.0651

•	Related parties

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

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. During the period ended January 31, 2019 and 2018, the Company operates in two reportable operating segments in Malaysia.

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

FOR THE THREE MONTHS ENDED JANUARY 31, 2019

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

The following table summarizes information on the fair value measurement of the Company’s financial assets as of January 31, 2019 and October 31, 2018, measured at fair value, grouped by the categories described above:

	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
As of January 31, 2019
Marketable securities, available-for-sale	$172,650	$–	$–
As of October 31, 2018
Marketable securities, available-for-sale	$172,532	$–	$–

As of January 31, 2019, the Company did not have any non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements, at least annually, on a recurring basis, nor did the Company have any assets or liabilities measured at fair value on a non-recurring basis.

•	Adoption of new accounting standards

On 1 November 2018, the company adopted ASU 2014-09 Revenue from Contracts with Customers.

The adoption of this Topic does not have a material impact on our consolidated financial statements. There have been no significant judgements or changes in judgements made in applying the guidance in this Topic. There were no contract assets or liabilities recognised at year end.

The adoption of the other new accounting standards did not have a material impact on our consolidated financial statements.

•	Recent accounting pronouncements

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

FOR THE THREE MONTHS ENDED JANUARY 31, 2019

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

FOR THE THREE MONTHS ENDED JANUARY 31, 2019

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

FOR THE THREE MONTHS ENDED JANUARY 31, 2019

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

FOR THE THREE MONTHS ENDED JANUARY 31, 2019

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

NOTE–5 PROPERTY, PLANT AND EQUIPMENT

	January 31, 2019	October 31, 2018
Freehold plantation land	$7,845,805	$7,845,805
Leasehold land under development	4,276,764	4,276,764
Freehold land under development	18,091,173	18,091,173
Freehold land and land improvement for rental purpose commercial building	15,191,123	15,191,123
Building structure and improvements	15,857,410	15,857,410
Office furniture, fixture and equipment	157,084	157,084
Motor vehicles	176,020	162,300
Foreign translation difference	(14,852,134)	(15,884,845)
	46,743,245	45,696,814
Less: accumulated depreciation	(3,368,905)	(3,248,963)
Less: foreign translation difference	423,201	487,503
	43,797,541	$42,935,354

Depreciation expense for the three months ended January 31, 2019 and 2018 was $119,942 and $130,590, respectively.

Both commercial buildings in Kuala Lumpur, Malaysia are pledged against the bank loans (note 7).

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JANUARY 31, 2019

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

In light of the termination of the Proposed JV with YTB, the Company plans to develop, market, promote and complete the construction on its own. As at the date of this report, clearing of the land for development is underway. The Company hopes to begin construction in the fourth calendar quarter of 2019 and complete construction by the end of calendar 2021. The Company believes that it will require approximately RM5 to RM10 million in the aggregate to market, promote and complete construction of each phase of our Shah Alam 2 Eco Residential Development Project

During the course of the Company’s strategic review of its operations, the Company assessed the recoverability of the carrying value of its property, plant and equipment. The impairment charge, if any, represented the excess of carrying amounts of the Company’s property, plant and equipment over the fair values of the assets. The Company believes that there was no impairment of its property, plant and equipment as of January 31, 2019.

NOTE–6 AMOUNTS DUE TO RELATED PARTIES

	January 31, 2019	October 31, 2018
Current portion:
Amount due to a related party, which were unsecured, interest-free and repayable on demand,
Mr. Kok Wai Chai, a director of UHT	$86,420	$86,420

Non-current portion:
Amount due to a related party, where was unsecured, interest-free and not expected to be repaid in the next twelve months
Mr. Weng Kung Wong, the Company’s director	$2,256,607	$2,270,089

NOTE–7 BANK LOANS

	January 31, 2019	October 31, 2018
Bank loans from financial institutions in Malaysia
Public Islamic Bank Berhad	$12,138,591	$12,001,461
RHB Bank Berhad	2,088,878	2,057,952
	14,227,469	14,059,413
Less: current portion	(620,591)	(598,795)
Bank loans, net of current portion	$13,606,878	$13,460,618

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JANUARY 31, 2019

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

The loan from Public Islamic Bank Berhad is secured by the first party charge over 15-story commercial office building in Kuala Lumpur, Malaysia, deed of assignment of rental proceeds over the rights and interest to the rental of the 15-story commercial office building and is personally guaranteed by the director and chief executive officer of the Company, Mr. Weng Kung Wong and a subsidiary of the Company, UHT. The loan is also secured by a debenture incorporating fixed and floating charge for RM50 million plus interest thereon over the assets of PGCG Assets. The cost of funds was 5.47% per annum for the period ended January 31, 2019.

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

The loan is secured by the 12-storey commercial office building “Megan Avenue” in Kuala Lumpur, Malaysia and is personally guaranteed by the director and chief executive officer of the Company, Mr. Weng Kung Wong and a director of the Company’s subsidiary, Mr. Kok Wai Chai and a subsidiary of the Company, UHT. The cost of funds was 4.95% for the periods ended January 31, 2019.

As of January 31, 2019, the minimum future payments of the aggregate bank borrowings in the next five years and thereafter are as follows:

Period ending January 31:
2020	$620,591
2021	654,800
2022	690,899
2023	728,993
2024	769,191
Thereafter	10,762,995

Total:	$14,227,469

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JANUARY 31, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE–8 INCOME TAXES

The local (United States) and foreign components of loss before income taxes were comprise the following:

	Three months ended January 31,
	2019	2018
Tax jurisdictions from:
– Local	$(16,569)	$(12,132)
– Foreign, representing:
Malaysia	2,922	(122,652)
Loss before income taxes	$(13,647)	$(134,784)

Income tax expense / (benefit) consisted of the following:

	Three months ended January 31,
	2019	2018
Current:
– Local	$–	$–
– Foreign, representing:
Malaysia	51,750	–

Deferred:
– Local	–	–
– Foreign	(1,589)	(8,118)
Income tax expense / (benefit)	$50,161	$(8,118)

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. During the periods presented, the Company has a number of subsidiaries that operates in different countries and is subject to tax in the jurisdictions in which its subsidiaries operate, as follows:

United States of America

PGCG is registered in the State of Nevada and is subject to United States of America tax law. As of January 31, 2019 and October 31, 2018, the operations in the United States of America incurred $1,051,748 and $1,035,179, respectively, of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2031, if unutilized. The Company has provided for a full valuation allowance of $368,112 (October 31, 2018: $362,313) against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The Company has adopted ASC 740-10 “Accounting for Income Taxes” and recorded a liability for an uncertain income tax position, tax penalties and any imputed interest thereon. The amount, recorded as an obligation, is $135,000 at January 31, 2019 and October 31, 2018 (included in accrued liabilities and other payables) in respect of potential tax penalty of the late filing of IRS return and, if recognized, will affect the Company’s effective tax rate.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JANUARY 31, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Malaysia

All of the Company’s subsidiaries operating in Malaysia subject to the Malaysia Corporate Tax Laws at a progressive income tax rate starting from 18% on the assessable income for its tax year (for company with paid up capital not more than RM2.5 million and on the first RM 500,000 income) and 24% (on all income for Company with paid up capital more than RM2.5 million and on the remaining balance of income after the first RM500,000 income charged at 20% for Company with paid up capital not more than RM2.5 million) on the assessable income for its tax year. Any unutilized losses can be carried forward indefinitely to be utilized against income from any business source. The Company has no valuation allowance as of January 31, 2019 and October 31, 2018, respectively.

A reconciliation of loss before income taxes to the effective tax rate as follows:

	Three months ended January 31,
	2019	2018

Loss before income taxes	$2,922	(122,652)
Statutory income tax rate	24%	24%
Income tax at statutory tax rate	701	(29,436)
Tax effect of non-deductible expenses	17,246	4,026
Tax effect of non-business source rental income	32,214	17,292
Income tax expense / (benefit)	$50,161	(8,118)

During fiscals 2019 and 2018, the Company revisited the facts and circumstances and determined that rental income at “Megan Avenue” and “Le Apple” should be more appropriately taxed as a non-business source under Section 4(d) of the Income Tax Act.

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of January 31, 2019 and October 31, 2018:

	January 31, 2019	October 31, 2018
Deferred tax assets:
Net operating loss carryforwards:
- United States of America	$368,112	$362,313
- Malaysia	157,039	162,104
Total deferred tax assets	525,151	524,417
Less: valuation allowance	(525,151)	(524,417)
Deferred tax assets	$–	$–

Deferred tax liabilities, non-current
Property, plant and equipment	1,740	1,701
Rent concession	160,313	158,349
	$162,053	$160,050

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JANUARY 31, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE–9 STOCKHOLDERS’ EQUITY

As of January 31, 2019 and October 31, 2018, the number of shares of the Company’s common stock issued and outstanding is 512,682,393 shares. There are no shares of preferred stock issued and outstanding.

NOTE–10 SEGMENT INFORMATION

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 4). Summarized financial information concerning the Company’s reportable segments is shown as below:

	Three months ended January 31, 2019
	Plantation Business	Real Estate Business	Corporate	Total

Revenues	$36,399	$415,544	$–	$451,943
Inter-segment revenue	–	(6,455)	–	(6,455)
Revenues, net	36,399	409,089	–	445,488
Cost of revenues	(21,183)	(125,742)	–	(146,925)
Gross profit	15,216	283,347	–	298,563
Depreciation	1,654	116,336	1,952	119,942
Net (loss) / profit	(9,564)	16,600	(70,844)	(63,808)
Total assets	6,273,696	39,034,844	199,864	45,508,404
Expenditure for long-lived assets	$13,720	$–	$–	$13,720

	Three months ended January 31, 2018
	Plantation Business	Real Estate Business	Corporate	Total

Revenues	$62,058	$285,460	$–	$347,518
Inter-segment revenue	–	(6,598)	–	(6,598)
Revenues, net	62,058	278,862	–	340,920
Cost of revenues	(22,056)	(139,449)	–	(161,505)
Gross profit	40,002	139,413	–	179,415
Depreciation	1,652	126,943	1,995	130,590
Net (loss) / profit	22,001	(81,782)	(66,885)	(126,666)
Total assets	6,448,697	41,329,759	284,138	48,062,594
Expenditure for long-lived assets	$631	$–	$–	$631

  All long-lived assets are located in Malaysia.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JANUARY 31, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE–11 CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)       Major customers

For the three and nine months ended January 31, 2019 and 2018, the customers who accounted for 10% or more of the Company’s revenues is presented as follows:

		Three months ended January 31, 2019		January 31, 2019
	Business segment	Revenues	Percentage of revenues	Trade accounts receivable

Le Apple Boutique Hotel (KLCC) Sdn. Bhd	Real estate	$390,531	88%	$1,198

		Three months ended January 31, 2018		January 31, 2018
	Business segment	Revenues	Percentage of revenues	Trade accounts receivable

Le Apple Boutique Hotel (KLCC) Sdn. Bhd	Real estate	$261,371	77%	$112,846
Lim Joo Soon Enterprise	Plantation Business	62,058	18%	17,177
		$323,429	95%	$130,023

All customers are located in Malaysia.

(b)       Major vendors

For the three months ended January 31, 2019 and 2018, no vendor accounted for 10% or more of the Company’s purchases.

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

FOR THE THREE MONTHS ENDED JANUARY 31, 2019

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

NOTE–12 COMMITMENTS AND CONTINGENCIES

(a)       Operating lease commitment

As of January 31, 2019, the Company occupied its own building premises and has no future minimum rental payments due under various operating leases in the next twelve months.

(b)        Capital commitment

As of January 31, 2019, the Company does not have any significant capital commitments.

NOTE–13 SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after January 31, 2019 up through the filing date of these condensed consolidated financial statements. During the period, the Company did not have any material recognizable subsequent events.

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

Overview

During the three months ended January 31, 2019, we operated in two business segments: (i) our oil palm and durian plantation business; and (ii) our real estate business. Our oil palm and durian plantation business is operated through Virtual Setup Sdn. Bhd., or VSSB, and our real estate business is primarily operated through PGCG Assets Holdings Sdn. Bhd., or PGCG Assets, and Dunford Corporation Sdn Bhd. Our primary assets are:

•	Oil palm and durian plantation in Malaysia which is operated through VSSB;

•	21.8921 hectares (54.10 acres) of vacant development land located in Selangor, Malaysia, which is subject to a 99-year leasehold, expiring July 30, 2100;

•	two parcels of undeveloped land located in Selangor, Malaysia aggregating approximately 31 acres;

•	15 storey commercial building located at Geran 10010, Lot 238 Section 43, Town and District of Kuala Lumpur, Wilayah Persekutuan, Kuala Lumpur, Malaysia; and

•	12 storey commercial building located at Megan Avenue 1, No. 189, Jalan Tun Razak, 50400 Kuala Lumpur, Malaysia.

The following table sets forth certain operational data for the three months ended January 31, 2019:

	Three months ended January 31, 2019
	Plantation Business	Real Estate Business	Corporate	Total

Revenues from external customer	$36,399	$415,544	$–	$451,943
Inter-segment revenue	–	(6,455)	–	(6,455)
Revenues, net	36,399	409,089	–	445,488
Cost of revenues	(21,183)	(125,742)	–	(146,925)
Gross profit	15,216	283,347	–	298,563
Depreciation	1,654	116,336	1,952	119,942
Net (loss) / profit	(9,564)	16,600	(70,844)	(63,808)
Total assets	6,273,696	39,034,844	199,864	45,508,404
Expenditure for long-lived assets	$13,720	$–	$–	$13,720

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

Challenges From Our Real Estate Operations

Commercial Buildings

We generate rental income from our 12 storey and 15 storey commercial properties and anticipate generating income from the sale of developed properties. As of January 31, 2019, we occupy 2 floors of our 12 storey commercial building as our corporate headquarters, 6 floors have been leased to tenants at market rate. The balance of the 4 floors are currently vacant and we are actively attempting to lease these 4 floors.

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

Results of Operations

The following table sets forth certain operational data for the three months ended January 31, 2019, compared to the three months ended January 31, 2018:

	Three months ended January 31,
	2019	2018
Revenues, net:	$445,488	$340,920
Plantation business	36,399	62,058
Real estate	409,089	278,862
Total cost of revenues	(146,925)	(161,505)
Plantation business	(21,183)	(22,056)
Real estate	(125,742)	(139,449)
Gross profit	298,563	179,415
General and administrative	(122,934)	(97,448)
(Loss) income from operations	175,629	81,967
Other expense, net	(189,276)	(216,751)
Loss before income taxes	(13,647)	(134,784)
Income tax (expense) / benefit	(50,161)	8,118
NET LOSS	(63,808)	(126,666)

Comparison of the three months ended January 31, 2019 and January 31, 2018

Net Revenue. We generated net revenue of $445,488 and $340,920 for the three months ended January 31, 2019 and 2018, respectively. The increase in net revenue is primarily attributable to the increase in our real estate revenue, offset by a decrease in our plantation revenue. The decrease in plantation revenue for the quarter ended January 31, 2019, is primarily attributable to the decrease of oil palm price. The primary increase in real estate revenue is attributable to the recovery of monthly rental rate from RM400,000 to RM550,000 (approximately $131,520) from our tenant of fifteen story building, Le Apple Boutique Hotel KLCC, effective from April 1, 2018. The monthly rental rate on Le Apple Boutique Hotel KLCC was previously decreased from our initial rental rate of RM550,000 to RM400,000 due to unfavourable market conditions.

For the three months ended January 31, 2019, our plantation and real estate businesses accounted for approximately 8.2% and 91.8% of our net revenue, respectively. For the three months ended January 31, 2018, our plantation and real estate businesses accounted for approximately 18.0% and 82.0% of our net revenue, respectively.

Our real estate related revenues are derived from the tenants from our commercial buildings. We generally expect our real estate related revenues to gradually account for an increasing share of our net revenue in the future as we begin real estate development and sales activities.

During the three months ended January 31, 2019, and 2018, the following customers accounted for 10% or more of our total net revenues:

		Three months ended January 31, 2019		January 31, 2019
	Business segment	Revenues	Percentage of revenues	Trade accounts receivable

Le Apple Boutique Hotel (KLCC) Sdn. Bhd	Real estate	$390,531	88%	$1,198

		Three months ended January 31, 2018		January 31, 2018
	Business segment	Revenues	Percentage of revenues	Trade accounts receivable

Le Apple Boutique Hotel (KLCC) Sdn. Bhd	Real estate	$261,371	77%	$112,846
Lim Joo Soon Enterprise	Plantation Business	62,058	18%	17,177
		$323,429	95%	$130,023

All of our customers are located in Malaysia.

Cost of Revenue. For the three-month period ended January 31, 2019, our cost of revenue as a percentage of net revenue was approximately 33.0% as compared to 47.4% for the same period ended January 31, 2018. Cost of plantation and real estate as a percentage of their respective net revenue was approximately 58.2% and 30.7%, respectively, for the quarter ended January 31, 2019. For the three months ended January 31, 2018, cost of plantation and real estate as a percentage of their respective net revenue was approximately 35.5% and 50.0%, respectively. Cost of revenue of our oil palm consists of costs such as material supplies, subcontracting costs incurred for planting, fertilizing and harvesting the oil palm tree. Transportation and handling costs associated with the distribution of fresh fruit bunches to the customers are also included in cost of revenues. The cost of revenue of the planation business increased due to decrease in plantation sales. The cost of real estate decreased due to increase in real estate revenue.

For the three months ended January 31, 2019 and 2018, no vendor accounted for 10% or more of our purchases.

Gross Profit. For the three months ended January 31, 2019, we achieved gross profit of $298,563 as compared to $179,415 for the three months ended January 31, 2018. For the three months ended January 31, 2019, our plantation and real estate operations accounted for approximately 5.1% and 94.9% of our gross profit, respectively. For the three months ended January 31, 2018, our plantation and real estate operations accounted for approximately 22.2% and 77.8% of our gross profit, respectively.

Once we begin real estate development, we expect gross profit derived from our real estate business to gradually increase as we commence sales activities with respect to our developed properties. We also expect our plantation revenue to increase once our premium durian orchard has matured and is able to produce grade A fruits for distribution.

General and Administrative Expenses (“G&A”). We incurred G&A expenses of $122,934 and $97,448 for the three months ended January 31, 2019, and 2018, respectively. The increase in G&A expenses is primarily attributable to increase in professional fee.

As a general matter, we expect our G&A to increase in the foreseeable future as we begin development of our real estate assets. G&A as a percentage of gross revenue was approximately 27.6% and 28.6% for the three months ended January 31, 2019 and 2018, respectively.

Other Expense, net. We incurred net other expense of $189,276 for the three months ended January 31, 2019, as compared to net other expense of $216,751 for the three months ended January 31, 2018. The decrease in net other expenses is primarily attributable to decrease in interest expenses. Net other expense for the three months ended January 31, 2019 and 2018 consisted primarily of interest expense from our bank loans.

Income Tax Expense. We recorded income tax expense of $50,161 and income tax income of $8,118 for the three months ended January 31, 2019 and 2018, respectively. Our income tax was primarily attributable to the tax effect of non-business source rental income. The increase in income tax expense is primarily attributable to operating profit in real estate business.

Liquidity and Capital Resources

As of January 31, 2019, we had cash and cash equivalents of $155,845, as compared to $293,444 as of the same period last year. Our cash and cash equivalents decreased as a result of cash used in operation and the repayment of 59,909 to Weng Kung Wong, our Chief Executive Officer, Interim Chief Financial Officer and Interim Secretary and director.

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

	Three months ended January 31,
	2019	2018
Net cash used in operating activities	(117,450)	(36,424)
Net cash used in investing activities	(28,476)	(12,099)
Net cash (used in) / provided by financing activities	(207,174)	29,040

Net Cash Used In Operating Activities.

For the three months ended January 31, 2019, net cash used in operating activities was $117,450, which consisted primarily of a net income (excluding non-cash depreciation) of $56,134, offset by a decrease in income tax payable of $172,789.

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

Net Cash Used in Investing Activities.

For the three months ended January 31, 2019, net cash used in investing activities was $28,476, consisting of $14,756 of plantation development construction costs, and cost of purchase of property, plant and equipment of $13,720.

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

Net Cash (Used in) / Provided by Financing Activities.

For the three months ended January 31, 2019, net cash used in financing activities was $207,174, consisting primarily of repayments of $59,909 to Weng Kung Wong, our Chief Executive Officer, Interim Chief Financial Officer and Interim Secretary and director, and repayments of $147,265 on outstanding bank loans.

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

Contractual Obligations and Commercial Commitments

We had the following contractual obligations and commercial commitments as of January 31, 2019:

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	$	$	$	$	$
Amounts due to related parties	2,343,027	86,420	2,256,607	–	–
Commercial commitments
Bank loan repayment	14,227,469	620,591	1,345,699	1,498,184	10,762,995
Total obligations	16,570,496	707,011	3,602,306	1,498,184	10,762,995

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

Accounts receivable are recorded at the invoiced amount and do not bear interest. We extend unsecured credit to our customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and determined based on managements’ assessment of known requirements, aging of receivables, payment history, the customer’s current credit worthiness and the economic environment. We will consider the allowance for doubtful accounts for any estimated losses resulting from the inability of our customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. We do not have any off-balance-sheet credit exposure related to our customers. Based upon the aforementioned criteria, we did not write off accounts receivable on uncollectible rental receivable at January 31, 2019 and October 31, 2018.

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

Policy for Capitalizing Development Cost

The cost of buildings and improvements includes the purchase price of property, legal fees and other acquisition costs. Costs directly related to planning, developing, initial leasing and constructing a property are capitalized and classified as Real Estate in the consolidated balance sheets. Capitalized development costs include interest, and other direct project costs incurred during the period of development. As of January 31, 2019 and October 31, 2018, there was no such capitalized interest.

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

Revenue recognition applicable from 1 November 2018

The Company recognizes its revenue in accordance with ASC Topic 606, “Revenue from Contracts with Customers”. Revenue is measured based on a consideration specified in a contract with a customer. The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product or service to a customer, usually upon delivery of palm oil fruit bunches and durian fruits. There are no significant payments terms, no significant financing component or any variable consideration. All of the company’s revenue from contracts with customers in the scope of ASC 606 is recognised in one geographical market in Malaysia, and one major product line, and plantation sales are transferred at a point in time.

Revenue recognition applicable until 31 October 2018

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

(a)       Plantation sales

Revenue from plantation sales include the sale of palm oil fruit bunches and sale of durian. The sale is recognized upon confirmation of the weight of produces and transported to the customer, when there is persuasive evidence of an arrangement, delivery has occurred and risk of loss has passed, the sales price is fixed or determinable at the date of sale, and collectability is reasonably assured. For the three months ended January 31, 2019 and 2018, sales from plantation was $36,399 and $62,058, respectively.

(b)       Rental income

We generally lease the units under operating leases with terms of two years or less. For the three months ended January 31, 2019 and 2018, we have recorded $409,089 and $278,862 in lease revenue, based upon our annual rental over the life of the lease under operating lease, using the straight-line method in accordance with ASC Topic 970-605, “Real Estate – General – Revenue Recognition” (“ASC Topic 970-605”).

As of January 31, 2019, the commercial buildings for lease are as follows:

Name of Commercial building	Number of units (by floor)	Footage area (square feet)	Vacancy percentage
Megan Avenue	12	19,987	33%
Le Apple Boutique Hotel KLCC (fka “Menara CMY”)	15	91,848	0%

We expect to record approximately $1.65 million in annual lease revenue under the operating lease arrangements in the next twelve months through January 31, 2020.

•	Cost of revenues

Cost of revenue on plantation sales includes material supplies, subcontracting costs and transportation costs incurred for planting, fertilizing and harvesting. Transportation and handling costs associated with the distribution of fresh fruit bunches to the customers are also included in cost of revenues.

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

The reporting currency of the Company is the United States Dollars (“US$”) and the accompanying financial statements have been expressed in US$. In addition, we maintain our books and record in a local currency, and Malaysian Ringgit (“MYR”), which is functional currency as being the primary currency of the economic environment in which the entity operates.

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

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the period ended January 31,
	2019	2018
Period-end MYR : US$1 exchange rate	4.0895	3.8991
Period-average MYR : US$1 exchange rate	4.1546	4.0651

•	Related parties

Parties, which can be a corporation or individual, are considered to be related if we have the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

•	Segment reporting

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with our internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. During the period ended January 31, 2019 and 2018, we operate in two reportable operating segments in Malaysia.

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

The following table summarizes information on the fair value measurement of our financial assets as of January 31, 2019 and October 31, 2018, measured at fair value, grouped by the categories described above:

	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
As of January 31, 2019
Marketable securities, available-for-sale	$172,650	$–	$–

As of October 31, 2018
Marketable securities, available-for-sale	$172,532	$–	$–

As of January 31, 2019, we did not have any nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements, at least annually, on a recurring basis, nor did we have any assets or liabilities measured at fair value on a non-recurring basis.

•	Adoption of new accounting standards

On 1 November 2018, the company adopted ASU 2014-09 Revenue from Contracts with Customers. The adoption of this Topic does not have a material impact on our consolidated financial statements. There have been no significant judgements or changes in judgements made in applying the guidance in this Topic. There were no contract assets or liabilities recognised at year end.

The adoption of the other new accounting standards did not have a material impact on our consolidated financial statements.

•	Recent accounting pronouncements

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

ITEM 4                   Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), under the supervision of and with the participation of our management, including the Chief Executive Officer and Interim Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Interim Chief Financial Officer, concluded that our disclosure controls and procedures, subject to limitations as noted below, as of January 31, 2019, and during the period prior to and including the date of this report, were effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

Subject to the foregoing disclosure, there were no changes in our internal control over financial reporting that occurred during our last fiscal quarter ended January 31, 2019, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A                Risk Factors

Not Applicable.

ITEM 2                   Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3                   Defaults upon Senior Securities

None.

ITEM 4                   Mine Safety Disclosures

Not applicable.

ITEM 5                   Other Information

None.

ITEM 6                   Exhibits

Exhibit No.	Name of Exhibit
2.1	Articles of Exchange (1)
3.1	Amended and Restated Articles of Incorporation (1)
3.2	Amended and Restated Bylaws (2)
4.1	Form of common stock certificate (1)
10.1	Tenancy Agreement, dated October 18, 2014, by and between PGCG Assets Holdings Sdn. Bhd. and Le Apple Boutique Hotel (KLCC) Sdn. Bhd. (3)
10.3	Offer Letter dated March 26, 2013, issued by RHB Bank Berhad with respect to four banking facilities in the aggregate principal amount of up to RM 3,452,000 (4)
10.4	Offer Letter dated March 26, 2013, issued by RHB Bank Berhad with respect to two banking facilities in the aggregate principal amount of up to RM 1,680,000 (4)
10.5	Offer Letter dated March 26, 2013, issued by RHB Bank Berhad with respect to six banking facilities in the aggregate principal amount of up to RM 4,708,000 (4)
10.2	Letter of Offer issued by Public Islamic Bank Berhad to PGCG Assets Holdings Sdn. Bhd. effective July 10, 2018 (5)
10.6	Letter of Appointment dated July 19, 2011, by and between Union Hub Technology Sdn. Bhd. and Weng Kung Wong (6)
10.7	Escrow Agreement dated July 7, 2014, by and among Chen-Drake Law Group, P.C. Prime Global Capital Group Incorporated, and Peijin Wu Hoppe (7)
14	Code of Business Conduct and Ethics (8)
21	List of Subsidiaries (9)
31.1	Certification of Certification of Chief Executive Officer and Interim Chief Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.*
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
99.1	Charter to Compensation Committee (10)
99.2	Charter to Audit Committee (10)
99.3	Charter to Corporate Governance Committee (10)
99.4	Audit Committee Pre-Approval Procedures (7)
101.INS	XBRL Instance Document*
101.SCH	XBRL Schema Document*
101.CAL	XBRL Calculation Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*
101.LAB	XBRL Label Linkbase Document*
101.PRE	XBRL Presentation Linkbase Document*

_________________________

*       Filed herewith

(1)	Incorporated by reference from our Quarterly Report on Form 10-Q filed with the Securities and Exchange on February 22, 2011.
(2)	Incorporated by reference from Exhibit 2 to Preliminary Information Statement on Schedule 14C filed with the Securities and Exchange Commission on December 23, 2010.
(3)	Incorporated by reference From Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange on August 18, 2014.
(4)	Incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2013.
(5)	Incorporated by reference from our Annual Report on Form 10-K filed with the Securities and Exchange Commission on January 29, 2019.
(6)	Incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 19, 2011.
(7)	Incorporated by reference from our Annual Report on Form 10-K filed with the Securities and Exchange Commission on January 29, 2016.
(8)	Incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 2, 2012.
(9)	Incorporated by reference from Exhibit 21.1 to the Company’s Form 10-K filed with the Securities and Exchange Commission on January 30, 2018.
(10)	Incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 27, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

	By:	/s/Weng Kung Wong
Weng Kung Wong
Chief Executive Officer, Interim Chief Financial Officer and Interim Secretary
Date: March 14, 2019

