Form 10-Q
period 2019-04-30
PRIME GLOBAL CAPITAL GROUP Inc
filed 2019-06-14
CIK 1462047

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2019

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

Common Stock, par value $0.001

(Title of class)

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June __, 2019, the issuer had outstanding 512,682,393 shares of common stock.

i

PART I   FINANCIAL INFORMATION

ITEM 1  Financial Statements

PRIME GLOBAL CAPITAL GROUP INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	April 30, 2019	October 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$1,320,850	$503,197
Marketable securities, available-for-sale	172,594	172,532
Rental concession	26,617	26,304
Accounts receivable, net	13,232	15,990
Deposits and other receivables	15,163	26,804
Total current assets	1,548,456	744,827

Rental concession, non-current	627,717	633,484
Deferred development costs	276,430	241,670
Construction in progress	422,378	417,409
Property, plant and equipment, net	43,219,575	42,935,354
TOTAL ASSETS	$46,094,556	$44,972,744

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$20,648	$30,797
Amount due to a related party	86,420	86,420
Rental deposits from tenants	421,723	416,762
Income tax payable	413,525	572,825
Current portion of long-term bank loans	705,170	598,795
Accrued liabilities and other payables	333,780	330,827
Total current liabilities	1,981,266	2,036,426

Long-term liabilities:
Long-term bank loans	14,427,779	13,460,618
Amount due to a director	2,272,466	2,270,089
Deferred tax liabilities	158,762	160,050
Total liabilities	18,840,273	17,927,183

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 100,000,000 shares authorized; no shares issued and outstanding	–	–
Common stock, $0.001 par value; 1,000,000,000 shares authorized; 512,682,393 shares issued and outstanding, as of April 30, 2019 and October 31, 2018	512,683	512,683
Additional paid-in capital	41,934,476	41,934,476
Accumulated other comprehensive loss	(10,547,740)	(10,876,629)
Accumulated loss	(4,396,735)	(4,277,137)
Total stockholder’s equity	27,502,684	27,293,393
Non-controlling interest	(248,401)	(247,832)
Total equity	27,254,283	27,045,561
TOTAL LIABILITIES AND EQUITY	$46,094,556	$44,972,744

See accompanying notes to condensed consolidated financial statements

PRIME GLOBAL CAPITAL GROUP INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE (LOSS) INCOME

(Currency expressed in US$, except for number of shares)

(Unaudited)

	Three months ended April 30,		Six months ended April 30,
	2019	2018	2019	2018
Revenues, net:
Plantation business	$35,995	$43,366	$72,394	$105,424
Rental income	417,705	246,632	826,794	525,494
Total revenues, net	453,700	289,998	899,188	630,918

Cost of revenues	(173,984)	(187,794)	(320,909)	(349,299)

Gross profit	279,716	102,204	578,279	281,619

Operating expenses:
General and administrative	(99,604)	(168,126)	(222,538)	(265,574)

Income / (loss) from operations	180,112	(65,922)	355,741	16,045

Other (expense) / income
Interest expense	(185,611)	(160,370)	(374,887)	(377,121)
Loss before income taxes	(5,499)	(226,292)	(19,146)	(361,076)

Income tax expense	(47,898)	(68,112)	(98,059)	(59,994)

NET LOSS	$(53,397)	$(294,404)	$(117,205)	$(421,070)

Net (profit) / loss attributable to non-controlling interest	(409)	17,966	(2,393)	26,642

NET LOSS ATTRIBUTABLE TO THE COMPANY	$(53,806)	$(276,438)	$(119,598)	$(394,428)

Other comprehensive income / (loss):
- Foreign exchange adjustment gain / (loss)	(293,390)	(180,112)	328,889	2,164,765

COMPREHENSIVE INCOME (LOSS)	$(347,196)	$(456,550)	$209,291	$1,770,337

Net loss per share – Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common stock outstanding – Basic and diluted	512,682,393	512,682,393	512,682,393	512,682,393

* Less than $0.01 per share

See accompanying notes to condensed consolidated financial statements.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Currency expressed in US$)

(Unaudited)

	Six months ended April 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(117,205)	$(421,070)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property, plant and equipment	243,162	267,884
Changes in operating assets and liabilities:
Accounts receivable	2,963	163,131
Deposits and other receivables	12,023	7,152
Accounts payable	(10,570)	(338)
Rental concession	13,378	41,423
Income tax payable	(166,984)	(73,939)
Rental deposit from tenants	–	2,259
Deferred taxation	(3,211)	(9,942)
Accrued liabilities and other payables	1,265	(53,813)
Net cash used in operating activities	(25,179)	(77,253)

Cash flows from investing activities:
Addition of plantation development cost	(32,050)	(29,259)
Purchase of property, plant and equipment	(15,056)	(27,667)
Net cash used in investing activities	(47,106)	(56,926)

Cash flows from financing activities:
Advances from related parties	(22,706)	586,133
Proceeds from bank loans	1,216,160	–
Repayments on bank loans	(305,286)	(613,996)
Net cash provided by / (used in) financing activities	888,168	(27,863)

Foreign currency translation adjustment	1,770	15,120
NET CHANGE IN CASH AND CASH EQUIVALENTS	817,653	(146,922)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	503,197	294,261

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,320,850	$147,339

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income tax	$268,253	$143,874
Cash paid for interest	$374,887	$377,120

See accompanying notes to condensed consolidated financial statements.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED APRIL 30, 2019

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

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended October 31, 2018. All significant intercompany balances and transactions have been eliminated on consolidation. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the operating results for the periods presented have been included in the interim period. Operating result for the six months ended April 30, 2019 is not necessarily indicative of the results that may be expected for other interim periods or the year ending October 31, 2019. The condensed consolidated financial data at October 31, 2018 is derived from audited financial statements included in our Annual Report on Form 10-K for the year ended October 31, 2018, filed on January 29, 2019.

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

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED APRIL 30, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

4.	PGCG Development Sdn. Bhd. (“PGCG Development”)	Malaysia	March 21, 2012	250,000 issued shares of ordinary shares of MYR 1 each	Inactive operation

5.	PGCG Plantations Sdn. Bhd. (“PGCG Plantation”)	Malaysia	October 4, 2011	2 issued shares of ordinary shares of MYR 1 each	Holding company of VSSB

6.	Dunford Corporation Sdn. Bhd.	Malaysia	October 4, 1990	242,000 issued shares of ordinary shares of MYR 1 each	Property holding land

7.	Impiana Maksima Sdn. Bhd.	Malaysia	March 15, 2013	2 issued shares of ordinary shares of MYR 1 each	Property development

8.	PGCG Constructions Sdn. Bhd.	Malaysia	April 16, 2013	2 issued shares of ordinary shares of MYR 1 each	Construction of properties

9.	Fiesta Senada Sdn Bhd.	Malaysia	November 28, 2012	2 issued shares of ordinary shares of MYR 1 each	Inactive operation

10.	Havana Avenue Sdn Bhd.	Malaysia	April 4, 2014	2 issued shares of ordinary shares of MYR 1 each	Inactive operation

PGCG and its subsidiaries are hereinafter referred to as (the “Company”).

NOTE–3	GOING CONCERN UNCERTAINTIES

The accompanying condensed consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

For the six months ended April 30, 2019, the Company reported a loss of $117,205 and working capital deficit of $432,810 as of April 30, 2019.

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

FOR THE SIX MONTHS ENDED APRIL 30, 2019

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

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and determined based on managements’ assessment of known requirements, aging of receivables, payment history, the customer’s current credit worthiness and the economic environment. The Company will consider the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. Based upon the aforementioned criteria, the Company did not write off accounts receivable on uncollectible rental receivable at April 30, 2019 and October 31, 2018.

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

FOR THE SIX MONTHS ENDED APRIL 30, 2019

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

During the six months ended April 30, 2019, the Company invested in equity securities listed on Bursa Malaysia with a total cost of $265,606 and escrow funds (which invested in equity securities listed in the U.S.) with a total cost of $200,000. The Company entered into an escrow agreement with Peijin Wu Hoppe (“Hoppe”), the Company’s former director, to set up an escrow fund up to $500,000 as a reserve to indemnify Hoppe from any claim of liability until July 29, 2022, the seventh year anniversary of the termination of Director Retainer Agreement, or any mutual agreement with the Company and Hoppe.

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

FOR THE SIX MONTHS ENDED APRIL 30, 2019

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

Policy for Capitalizing Development Cost

The cost of buildings and improvements includes the purchase price of property, legal fees and other acquisition costs. Costs directly related to planning, developing, initial leasing and constructing a property are capitalized and classified as Real Estate in the consolidated balance sheets. Capitalized development costs include interest, and other direct project costs incurred during the period of development. As of April 30, 2019 and October 31, 2018, there was no such capitalized interest.

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

FOR THE SIX MONTHS ENDED APRIL 30, 2019

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

(a)       Plantation sales

Revenue from plantation sales include the sale of palm oil fruit bunches and sale of durian. The sale is recognized upon confirmation of the weight of produces and transported to the customer, when there is persuasive evidence of an arrangement, delivery has occurred and risk of loss has passed, the sales price is fixed or determinable at the date of sale, and collectability is reasonably assured. For the three months ended April 30, 2019 and 2018, sales from plantation was $35,995 and $43,366, respectively. For the six months ended April 30, 2019 and 2018, sales from plantation was $72,394 and $105,424, respectively.

(b)       Rental income

The Company generally leases the units under operating leases with terms of two years or less. For the six months ended April 30, 2019 and 2018, we have recorded $826,794 and $525,494 in lease revenue, based upon its annual rental over the life of the lease under operating lease, using the straight-line method in accordance with ASC Topic 970-605, “Real Estate – General – Revenue Recognition” (“ASC Topic 970-605”).

As of April 30, 2019, the commercial buildings for lease are as follows:

Name of Commercial building	Number of units (by floor)	Footage area (square feet)	Vacancy percentage
Megan Avenue	12	19,987	33%
Le Apple Boutique Hotel KLCC (fka “Menara CMY”)	15	91,848	0%

The Company expects to record approximately $1.62 million in annual lease revenue under the operating lease arrangements in the next twelve months through April 30, 2020.

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

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED APRIL 30, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	April 30, 2019	October 31, 2018
Rental concession:
Current portion	$26,617	$26,304
Non-current portion	627,717	633,484
Total	$654,334	$659,788

The estimated amortization on long-term rent concession in the next five years and thereafter is as follows:

Period ending April 30:
2020	$26,617
2021	26,617
2022	26,617
2023	26,617
2024	26,617
Thereafter	521,249
Total	$654,334

As of April 30, 2019, the minimum future rental receivables on the commercial properties to be collectible in the next five years and thereafter are as follows:

Period ending April 30:
2020	$1,621,918
2021	1,599,439
2022	1,570,402
2023	1,570,402
2024	1,570,402
Thereafter	30,753,704
Total	$38,686,267

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

FOR THE SIX MONTHS ENDED APRIL 30, 2019

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

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the period ended April 30,
	2019	2018
Period-end MYR : US$1 exchange rate	4.1327	3.9224
Period-average MYR : US$1 exchange rate	4.1113	3.9833

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED APRIL 30, 2019

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

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. During the period ended April 30, 2019 and 2018, the Company operates in two reportable operating segments in Malaysia.

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

The following table summarizes information on the fair value measurement of the Company’s financial assets as of April 30, 2019 and October 31, 2018, measured at fair value, grouped by the categories described above:

	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
As of April 30, 2019
Marketable securities, available-for-sale	$172,594	$–	$–

As of October 31, 2018
Marketable securities, available-for-sale	$172,532	$–	$–

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED APRIL 30, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

As of April 30, 2019, the Company did not have any non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements, at least annually, on a recurring basis, nor did the Company have any assets or liabilities measured at fair value on a non-recurring basis.

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

FOR THE SIX MONTHS ENDED APRIL 30, 2019

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

FOR THE SIX MONTHS ENDED APRIL 30, 2019

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

FOR THE SIX MONTHS ENDED APRIL 30, 2019

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

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED APRIL 30, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE–5	PROPERTY, PLANT AND EQUIPMENT

	April 30, 2019	October 31, 2018
Freehold plantation land	$7,845,805	$7,845,805
Leasehold land under development	4,276,764	4,276,764
Freehold land under development	18,091,173	18,091,173
Freehold land and land improvement for rental purpose commercial building	15,191,123	15,191,123
Building structure and improvements	15,857,410	15,857,410
Office furniture, fixture and equipment	157,084	157,084
Motor vehicles	177,356	162,300
Foreign translation difference	(15,340,901)	(15,884,845)
	46,255,814	45,696,814
Less: accumulated depreciation	(3,492,125)	(3,248,963)
Less: foreign translation difference	455,886	487,503
	$43,219,575	$42,935,354

Depreciation expense for the three months ended April 30, 2019 and 2018 was $123,220 and $137,294, respectively.

Depreciation expense for the six months ended April 30, 2019 and 2018 was $243,162 and $267,884, respectively.

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

During the course of the Company’s strategic review of its operations, the Company assessed the recoverability of the carrying value of its property, plant and equipment. The impairment charge, if any, represented the excess of carrying amounts of the Company’s property, plant and equipment over the fair values of the assets. The Company believes that there was no impairment of its property, plant and equipment as of April 30, 2019.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED APRIL 30, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE–6	AMOUNTS DUE TO RELATED PARTIES

	April 30, 2019	October 31, 2018
Current portion:
Amount due to a related party, which were unsecured, interest-free and repayable on demand,
Mr. Kok Wai Chai, a director of UHT	$86,420	$86,420

Non-current portion:
Amount due to a related party, where was unsecured, interest-free and not expected to be repaid in the next twelve months
Mr. Weng Kung Wong, the Company’s director	$2,272,466	$2,270,089

NOTE–7	BANK LOANS

	April 30, 2019	October 31, 2018
Bank loans from financial institutions in Malaysia
Public Islamic Bank Berhad
- 15 Storey bank loan	$11,873,561	$12,001,461
- Financing loan	1,209,863	–
RHB Bank Berhad	2,049,525	2,057,952
	15,132,949	14,059,413
Less: current portion	(705,170)	(598,795)
Bank loans, net of current portion	$14,427,779	$13,460,618

15 Storey Bank Loan

In August 2018, the Company, through PGCG Assets obtained a loan in the principal amount of RM50,000,000 from Public Islamic Bank Berhad, a financial institution in Malaysia to finance the acquisition of a fifteen story office building property, which bears interest at a rate of 1.50% per annum below the base financing rate, currently 6.97% per annum, with 180 monthly installments of RM407,750 each (including interests) over a period of 15 years or until full settlement and will mature in September 2033.

The loan from Public Islamic Bank Berhad is secured by the first party charge over 15-story commercial office building in Kuala Lumpur, Malaysia, deed of assignment of rental proceeds over the rights and interest to the rental of the 15-story commercial office building and is personally guaranteed by the director and chief executive officer of the Company, Mr. Weng Kung Wong and a subsidiary of the Company, UHT. The loan is also secured by a debenture incorporating fixed and floating charge for RM50 million plus interest thereon over the assets of PGCG Assets. The cost of funds was 5.47% per annum for the period ended April 30, 2019.

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

FOR THE SIX MONTHS ENDED APRIL 30, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

The loan is secured by the 12-storey commercial office building “Megan Avenue” in Kuala Lumpur, Malaysia and is personally guaranteed by the director and chief executive officer of the Company, Mr. Weng Kung Wong and a director of the Company’s subsidiary, Mr. Kok Wai Chai and a subsidiary of the Company, UHT. The cost of funds was 4.95% for the periods ended April 30, 2019.

Financing Loan

In April 2019, the Company, through VSSB obtained a loan in the aggregate amount of RM5,000,000 from Public Islamic Bank Berhad, a financial institution in Malaysia for working capital purpose, which bears interest at a rate of 1.00% per annum above base financing rate, variable rate quoted by the bank, with 120 monthly instalments of RM60,590 each (including interests) over a period of 10 years and will mature in 2029.

The loan is secured by the first party charge over agricultural lands under Lot 3695, Lot 3696 and Lot 1552 situated at Pahang, Malaysia, and a third-party charge over the 15-story commercial office building registered under PGCG Assets. The loan is also secured by a specific debenture on the oil palm and durian plantation is to be obtained, and personally guaranteed by the director and chief executive officer of the Company, Mr. Weng Kung Wong and subsidiaries of the Company, UHT and PGCG Assets. The cost of funds was 7.97% per annum for the period ended April 30, 2019.

As of April 30, 2019, the minimum future payments of the aggregate bank borrowings in the next five years and thereafter are as follows:

Period ending April 30:
2020	$705,170
2021	746,316
2022	789,922
2023	836,140
2024	885,131
Thereafter	11,170,270
Total:	$15,132,949

NOTE–8	INCOME TAXES

The local (United States) and foreign components of loss before income taxes were comprise the following:

	Six months ended April 30,
	2019	2018
Tax jurisdictions from:
– Local	$(26,847)	$(46,693)
– Foreign, representing:
Malaysia	7,701	(314,383)
Loss before income taxes	$(19,146)	$(361,076)

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED APRIL 30, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Income tax expense consisted of the following:

	Six months ended April 30,
	2019	2018
Current:
– Local	$–	$–
– Foreign, representing:
Malaysia	101,270	69,936

Deferred:
– Local	–	–
– Foreign	(3,211)	(9,942)
Income tax expense	$98,059	$59,994

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. During the periods presented, the Company has a number of subsidiaries that operates in different countries and is subject to tax in the jurisdictions in which its subsidiaries operate, as follows:

United States of America

PGCG is registered in the State of Nevada and is subject to United States of America tax law. As of April 30, 2019 and October 31, 2018, the operations in the United States of America incurred $1,062,026 and $1,035,179, respectively, of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2031, if unutilized. The Company has provided for a full valuation allowance of $371,709 (October 31, 2018: $362,313) against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The Company has adopted ASC 740-10 “Accounting for Income Taxes” and recorded a liability for an uncertain income tax position, tax penalties and any imputed interest thereon. The amount, recorded as an obligation, is $135,000 at April 30, 2019 and October 31, 2018 (included in accrued liabilities and other payables) in respect of potential tax penalty of the late filing of IRS return and, if recognized, will affect the Company’s effective tax rate.

Malaysia

All of the Company’s subsidiaries operating in Malaysia subject to the Malaysia Corporate Tax Laws at a progressive income tax rate starting from 18% on the assessable income for its tax year (for company with paid up capital not more than RM2.5 million and on the first RM 500,000 income) and 24% (on all income for Company with paid up capital more than RM2.5 million and on the remaining balance of income after the first RM500,000 income charged at 20% for Company with paid up capital not more than RM2.5 million) on the assessable income for its tax year. Any unutilized losses can be carried forward indefinitely to be utilized against income from any business source. The Company has provided full valuation allowance of $158,693 and $162,104 as of April 30, 2019 and October 31, 2018, respectively.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED APRIL 30, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

A reconciliation of loss before income taxes to the effective tax rate as follows:

	Six months ended April 30,
	2019	2018

Loss before income taxes	$7,701	$(314,383)
Statutory income tax rate	24%	24%
Income tax at statutory tax rate	1,848	(75,452)
Tax effect of non-deductible expenses	31,118	28,452
Tax effect of non-business source rental income	65,093	106,994
Income tax expense	$98,059	$59,994

During fiscals 2019 and 2018, the Company revisited the facts and circumstances and determined that rental income at “Megan Avenue” and “Le Apple” should be more appropriately taxed as a non-business source under Section 4(d) of the Income Tax Act.

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of April 30, 2019 and October 31, 2018:

	April 30, 2019	October 31, 2018
Deferred tax assets:
Net operating loss carryforwards:
- United States of America	$371,709	$362,313
- Malaysia	158,693	162,104
Total deferred tax assets	530,402	524,417
Less: valuation allowance	(530,402)	(524,417)
Deferred tax assets	$–	$–

Deferred tax liabilities, non-current
Property, plant and equipment	1,722	1,701
Rent concession	157,040	158,349
	$158,762	$160,050

NOTE–9	STOCKHOLDERS’ EQUITY

As of April 30, 2019 and October 31, 2018, the number of shares of the Company’s common stock issued and outstanding is 512,682,393 shares. There are no shares of preferred stock issued and outstanding.

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

FOR THE SIX MONTHS ENDED APRIL 30, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 4). Summarized financial information concerning the Company’s reportable segments is shown as below:

	Three months ended April 30, 2019
	Plantation Business	Real Estate Business	Corporate	Total

Revenues from external customer	$35,995	$424,297	$–	$460,292
Inter-segment revenue	–	(6,592)	–	(6,592)
Revenues, net	35,995	417,705	–	453,700
Cost of revenues	(23,783)	(150,201)	–	(173,984)
Gross profit	12,212	267,504	–	279,716
Depreciation	2,442	118,786	1,992	123,220
Net (loss) / profit	(21,170)	32,080	(64,307)	(53,397)
Total assets	7,310,777	38,461,248	322,531	46,094,556
Expenditure for long-lived assets	$1,336	$–	$–	$1,336

	Three months ended April 30, 2018
	Plantation Business	Real Estate Business	Corporate	Total

Revenues from external customer	$43,366	$253,500	$–	$296,866
Inter-segment revenue	–	(6,868)	–	(6,868)
Revenues, net	43,366	246,632	–	289,998
Cost of revenues	(18,539)	(169,255)	–	(187,794)
Gross profit	24,827	77,377	–	102,204
Depreciation	1,739	133,479	2,076	137,294
Net loss	(5,658)	(208,849)	(79,897)	(294,404)
Total assets	6,393,933	40,740,122	256,170	47,390,225
Expenditure for long-lived assets	$402	$26,634	$–	$27,036

	Six months ended April 30, 2019
	Plantation Business	Real Estate Business	Corporate	Total

Revenues from external customer	$72,394	$839,841	$–	$912,235
Inter-segment revenue	–	(13,047)	–	(13,047)
Revenues, net	72,394	826,794	–	899,188
Cost of revenues	(44,966)	(275,943)	–	(320,909)
Gross profit	27,428	550,851	–	578,279
Depreciation	4,096	235,122	3,944	243,162
Net (loss) / profit	(30,734)	48,680	(135,151)	(117,205)
Total assets	7,310,777	38,461,248	322,531	46,094,556
Expenditure for long-lived assets	$15,056	$–	$–	$15,056

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED APRIL 30, 2019

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

All long-lived assets are located in Malaysia.

NOTE–11	CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)       Major customers

For the three and six months ended April 30, 2019 and 2018, the customers who accounted for 10% or more of the Company’s revenues is presented as follows:

		Three months ended April 30, 2019		April 30, 2019
	Business segment	Revenues	Percentage of revenues	Trade accounts receivable

Le Apple Boutique Hotel (KLCC) Sdn. Bhd.	Real estate	$398,758	88%	$1,317

		Three months ended April 30, 2018		April 30, 2018
	Business segment	Revenues	Percentage of revenues	Trade accounts receivable

Le Apple Boutique Hotel (KLCC) Sdn. Bhd.	Real estate	$226,918	78%	$–
Lim Joo Soon Enterprise	Plantation Business	43,366	15%	–
		$270,284	93%	$–

		Six months ended April 30, 2019		April 30, 2019
	Business segment	Revenues	Percentage of revenues	Trade accounts receivable

Le Apple Boutique Hotel (KLCC) Sdn. Bhd.	Real estate	$789,289	88%	$1,317

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED APRIL 30, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

		Six months ended April 30, 2018		April 30, 2018
	Business segment	Revenues	Percentage of revenues	Trade accounts receivable

Le Apple Boutique Hotel (KLCC) Sdn. Bhd.	Real estate	$488,289	77%	$–
Lim Joo Soon Enterprise	Plantation Business	105,424	17%	–
		$593,713	94%	$–

All customers are located in Malaysia.

(b)       Major vendors

For the three and six months ended April 30, 2019 and 2018, no vendor accounted for 10% or more of the Company’s purchases.

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

FOR THE SIX MONTHS ENDED APRIL 30, 2019

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

(a)       Operating lease commitment

As of April 30, 2019, the Company occupied its own building premises and has no future minimum rental payments due under various operating leases in the next twelve months.

(b)        Capital commitment

As of April 30, 2019, the Company does not have any significant capital commitments.

NOTE–13	SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after April 30, 2019 up through the filing date of these condensed consolidated financial statements. During the period, the Company did not have any material recognizable subsequent events.

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

Overview

During the six months ended April 30, 2019, we operated in two business segments: (i) our oil palm and durian plantation business; and (ii) our real estate business. Our oil palm and durian plantation business is operated through Virtual Setup Sdn. Bhd., or VSSB, and our real estate business is primarily operated through PGCG Assets Holdings Sdn. Bhd., or PGCG Assets, and Dunford Corporation Sdn Bhd. Our primary assets are:

•	Oil palm and durian plantation in Malaysia which is operated through VSSB;

•	21.8921 hectares (54.10 acres) of vacant development land located in Selangor, Malaysia, which is subject to a 99-year leasehold, expiring July 30, 2100;

•	two parcels of undeveloped land located in Selangor, Malaysia aggregating approximately 31 acres;

•	15 storey commercial building located at Geran 10010, Lot 238 Section 43, Town and District of Kuala Lumpur, Wilayah Persekutuan, Kuala Lumpur, Malaysia; and

•	12 storey commercial building located at Megan Avenue 1, No. 189, Jalan Tun Razak, 50400 Kuala Lumpur, Malaysia.

The following table sets forth certain operational data for the six months ended April 30, 2019:

	Six months ended April 30, 2019
	Plantation Business	Real Estate Business	Corporate	Total

Revenues from external customer	$72,394	$839,841	$–	$912,235
Inter-segment revenue	–	(13,047)	–	(13,047)
Revenues, net	72,394	826,794	–	899,188
Cost of revenues	(44,966)	(275,943)	–	(320,909)
Gross profit	27,428	550,851	–	578,279
Depreciation	4,096	235,122	3,944	243,162
Net (loss) / profit	(30,734)	48,680	(135,151)	(117,205)
Total assets	7,310,777	38,461,248	322,531	46,094,556
Expenditure for long-lived assets	$15,056	$–	$–	$15,056

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

We have used the latest planting technology in 2016, which we hope will reduce the maturity time of the durian tree from 5 years to 3 years. The durian trees planted during the first phase has begun bearing fruit, with the first major harvest expected to occur in July 2019. We expect the second and third phase to begin bearing fruit by 2021 and the fourth phase by 2023, at the latest.

Challenges From Our Real Estate Operations

Commercial Buildings

We generate rental income from our 12 storey and 15 storey commercial properties and anticipate generating income from the sale of developed properties. As of April 30, 2019, we occupy 2 floors of our 12 storey commercial building as our corporate headquarters, 6 floors have been leased to tenants at market rate. The balance 4 floors are currently vacant and we are actively attempting to lease these 4 floors.

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

Results of Operations

The following table sets forth certain operational data for the three months ended April 30, 2019, compared to the three months ended April 30, 2018:

	Three months ended April 30,
	2019	2018
Revenues, net:	$453,700	$289,998
Plantation business	35,995	43,366
Real estate	417,705	246,632
Total cost of revenues	(173,984)	(187,794)
Plantation business	(23,783)	(18,539)
Real estate	(150,201)	(169,255)
Gross profit	279,716	102,204
General and administrative	(99,604)	(168,126)
(Loss) income from operations	180,112	(65,922)
Other expense, net	(185,611)	(160,370)
Loss before income taxes	(5,499)	(226,292)
Income tax expense	(47,898)	(68,112)
NET LOSS	$(53,397)	$(294,404)

Comparison of the three months ended April 30, 2019 and April 30, 2018

Net Revenue. We generated net revenue of $453,700 and $289,998 for the three months ended April 30, 2019 and 2018, respectively. The increase in net revenue is primarily attributable to the increase in our real estate revenue, offset by a decrease in our plantation revenue. The decrease in plantation revenue for the quarter ended January 31, 2019, is primarily attributable to the decrease of oil palm price. The primary increase in real estate revenue is attributable to the recovery of monthly rental rate from RM400,000 to RM550,000 from our tenant of our fifteen story building, Le Apple Boutique Hotel KLCC, effective from April 1, 2018. The monthly rental rate on Le Apple Boutique Hotel KLCC was previously decreased from our initial rental rate of RM550,000 to RM400,000 due to unfavourable market conditions.

For the three months ended April 30, 2019, our plantation and real estate businesses accounted for approximately 8.0% and 92.0% of our net revenue, respectively. For the three months ended April 30, 2018, our plantation and real estate businesses accounted for approximately 15.0% and 85.0% of our net revenue, respectively.

Our real estate related revenues are derived from the tenants from our commercial buildings. We generally expect our real estate related revenues to gradually account for an increasing share of our net revenue in the future as we begin real estate development and sales activities.

During the three months ended April 30, 2019, and 2018, the following customers accounted for 10% or more of our total net revenues:

		Three months ended April 30, 2019		April 30, 2019
	Business segment	Revenues	Percentage of revenues	Trade accounts receivable

Le Apple Boutique Hotel (KLCC) Sdn. Bhd.	Real estate	$398,758	88%	$1,317

		Three months ended April 30, 2018		April 30, 2018
	Business segment	Revenues	Percentage of revenues	Trade accounts receivable

Le Apple Boutique Hotel (KLCC) Sdn. Bhd.	Real estate	$226,918	78%	$–
Lim Joo Soon Enterprise	Plantation Business	43,366	15%	–
		$270,284	93%	$–

All of our customers are located in Malaysia.

Cost of Revenue. For the three-month period ended April 30, 2019, our cost of revenue as a percentage of net revenue was approximately 38.3% as compared to 64.7% for the same period ended April 30, 2018. Cost of plantation and real estate revenue as a percentage of their respective net revenue was approximately 66.0% and 36.0%, respectively, for the quarter ended April 30, 2019. For the three months ended April 30, 2018, cost of plantation and real estate revenue as a percentage of their respective net revenue was approximately 42.8% and 68.6%, respectively. The percentage of the planation business increased due to decrease in plantation sales. The percentage of real estate decreased due to increase in real estate revenue. Cost of revenue of our oil palm consists of costs such as material supplies, subcontracting costs incurred for planting, fertilizing and harvesting. Transportation and handling costs associated with the distribution of fresh fruit bunches to the customers are also included in cost of revenues.

For the three months ended April 30, 2019 and 2018, no vendor accounted for 10% or more of our purchases.

Gross Profit. For the three months ended April 30, 2019, we achieved gross profit of $279,716 as compared to $102,204 for the three months ended April 30, 2018. The increase in our gross profit is primarily attributable to the increase in our real estate revenues. For the three months ended April 30, 2019, our plantation and real estate operations accounted for approximately 4.37% and 64.0% of our gross profit, respectively. For the three months ended April 30, 2018, our plantation and real estate operations accounted for approximately 24.3% and 75.7% of our gross profit, respectively.

Once we begin real estate development, we expect gross profit derived from our real estate business to gradually increase as we commence sales activities with respect to our developed properties. We also expect our plantation revenue to increase once our premium durian orchard has matured and is able to produce grade A fruits for distribution.

General and Administrative Expenses (“G&A”). We incurred G&A expenses of $99,604 and $168,126 for the three months ended April 30, 2019, and 2018, respectively. The decrease in G&A expenses is primarily due to decrease in professional fees.

As a general matter, we expect our G&A to increase in the foreseeable future as we begin development of our real estate assets. G&A as a percentage of net revenue was approximately 21.9% and 57.9% for the three months ended April 30, 2019 and 2018, respectively.

Other Expense, net. We incurred net other expense of $185,611 for the three months ended April 30, 2019, as compared to net other expense of $160,370 for the three months ended April 30, 2018. Net other expense for the three months ended April 30, 2019 and 2018 consisted primarily of interest expense from our bank loans.

Income Tax Expense. We recorded income tax expense of $47,898 and $68,112 for the three months ended April 30, 2019 and 2018, respectively. Our income tax was primarily attributable to the tax effect of non-business source rental income.

Comparison of the six months ended April 30, 2019 and April 30, 2018

The following table sets forth certain operational data for the six months ended April 30, 2019, compared to the six months ended April 30, 2018:

	Six months ended April 30,
	2019	2018
Revenues, net:	$899,188	$630,918
Plantation business	72,394	105,424
Real estate	826,794	525,494
Total cost of revenues	(320,909)	(349,299)
Plantation business	(44,966)	(40,595)
Real estate	(275,943)	(308,704)
Gross profit	578,279	281,619
General and administrative	(222,538)	(265,574)
Income from operations	355,741	16,045
Other expense, net	(374,887)	(377,121)
Loss before income taxes	(19,146)	(361,076)
Income tax expense	(98,059)	(59,994)
NET LOSS	$(117,205)	$(421,070)

Net Revenue. We generated net revenue of $899,188 and $630,918 for the six months ended April 30, 2019 and 2018, respectively. The increase in net revenue is primarily attributable to the increase in our real estate revenue, offset by a decrease in our plantation revenue. The decrease in plantation revenue for the six months ended January 31, 2019, is primarily attributable to the decrease of oil palm price. The primary increase in real estate revenue is attributable to the recovery of monthly rental rate from RM400,000 to RM550,000 from our tenant of fifteen story building, Le Apple Boutique Hotel KLCC, effective from April 1, 2018. The monthly rental rate on Le Apple Boutique Hotel KLCC was previously decreased from our initial rental rate of RM550,000 to RM400,000 due to unfavourable market conditions.

For the six months ended April 30, 2019, our plantation and real estate businesses accounted for approximately 8.0% and 92.0% of our net revenue, respectively. For the six months ended April 30, 2018, our plantation and real estate businesses accounted for approximately 16.7% and 83.3% of our net revenue, respectively.

Our real estate related revenues are derived from the tenants from our commercial buildings. We generally expect our real estate related revenues to gradually account for an increasing share of our net revenue in the future as we begin real estate development and sales activities.

For the six months ended April 30, 2019, and 2018, the following customers accounted for 10% or more of our total net revenues:

		Six months ended April 30, 2019		April 30, 2019
	Business segment	Revenues	Percentage of revenues	Trade accounts receivable

Le Apple Boutique Hotel (KLCC) Sdn. Bhd.	Real estate	$789,289	88%	$1,317

		Six months ended April 30, 2018		April 30, 2018
	Business segment	Revenues	Percentage of revenues	Trade accounts receivable

Le Apple Boutique Hotel (KLCC) Sdn. Bhd.	Real estate	$488,289	77%	$–
Lim Joo Soon Enterprise	Plantation Business	105,424	17%	–
		$593,713	94%	$–

All of our customers are located in Malaysia.

Cost of Revenue. For the six months ended April 30, 2019, our cost of revenue as a percentage of net revenue was approximately 35.7% with our plantation and real estate businesses accounting for 14.0% and 86.0% of the cost of revenue. For the six months ended April 30, 2018, our cost of revenue as a percentage of net revenue was approximately 55.4.0% with our plantation and real estate businesses accounting for 11.6% and 88.4%, respectively, of the cost of revenue. The cost of revenue as a percentage of net revenue decreased is primarily due to increase in real estate revenue. Cost of real estate revenue in 2019 and 2018 primarily consisted of land taxes, maintenance and depreciation of the leased properties of our real estate. Cost of plantation revenue in 2019 and 2018 consisted primarily of the costs related to the oil palm business such as material supplies, subcontracting costs and transportation costs incurred for planting, fertilizing and harvesting. Shipping and handling costs associated with the distribution of fresh fruit bunches to the customers are also included in cost of revenues.

For the six months ended April 30, 2019 and 2018, no vendor accounted for 10% or more of our purchases.

Gross Profit. For the six months ended April 30, 2019, we achieved gross profit of $578,279 as compared to $281,619 for the same period ended April 30, 2018. The increase in gross profit is primarily attributable to our increase in real estate derived revenues. As of April 30, 2019, our plantation and real estate businesses accounted for approximately 4.7% and 95.3%, respectively, of our gross profit. For the six months ended April 30, 2018, our plantation and real estate operations accounted for approximately 23.0% and 77.0% of our gross profit, respectively. The increase in overall gross profit is primarily attributable to increase in rental income on our commercial properties.

Once we begin real estate development, we expect gross profit derived from our real estate business to gradually increase as we commence sales activities with respect to our developed properties. We also expect our plantation revenue to increase once our premium durian orchard has matured and is able to produce grade A fruits for distribution.

General and Administrative Expenses (“G&A”). We incurred G&A expenses of $222,538 and $265,574 for the six months ended April 30, 2019, and 2018, respectively.

As a general matter, we expect our G&A to increase in the foreseeable future as we begin development of our real estate assets. G&A as a percentage of net revenue was approximately 24.7% and 42.1% for the six months ended April 30, 2019 and 2018, respectively.

Other Expense, net. We incurred net other expense of $374,887 for the six months ended April 30, 2019, as compared to net other expense of $377,121 for the six months ended April 30, 2018. Net other expense for the six months ended April 30, 2019 and 2018 consisted primarily of interest expense from our bank loans.

Income Tax Expense. We recorded income tax expense of $98,059 and $59,994 for the six months ended April 30, 2019 and 2018, respectively. Our income tax was primarily attributable to the tax effect of non-business source rental income.

Liquidity and Capital Resources

As of April 30, 2019, we had cash and cash equivalents of $1,320,850, as compared to $147,339 as of the same period last year. Our cash and cash equivalents increased as a result of receiving a new bank loan.

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

	Six months ended April 30,
	2019	2018
Net cash used in operating activities	(25,179)	(77,253)
Net cash used in investing activities	(47,106)	(56,926)
Net cash provided by / (used in) financing activities	888,168	(27,863)

Net Cash Used In Operating Activities.

For the six months ended April 30, 2019, net cash used in operating activities was $25,179, which consisted primarily of a net profit (excluding non-cash depreciation) of $125,957, a decrease in income tax payable of $166,984, a decrease in account payables of $10,570, offset by a decrease in rental concession of $13,378 and decrease in deposits and other receivables of $12,023.

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

Net Cash Used in Investing Activities.

For the six months ended April 30, 2019, net cash used in investing activities was $47,106, consisting of $32,050 of plantation development construction costs, and cost of purchase of property, plant and equipment of $15,056.

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

Net Cash Provided by / (Used in) Financing Activities.

For the six months ended April 30, 2019, net cash generated from financing activities was $888,168, consisting primarily of proceeds from new loan of $1,216,160, offset by repayment of $22,706 to Weng Kung Wong, our Chief Executive Officer, Interim Chief Financial Officer and Interim Secretary and director and repayments of $305,286 on outstanding bank loans.

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

Contractual Obligations and Commercial Commitments

We had the following contractual obligations and commercial commitments as of April 30, 2019:

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	$	$	$	$	$
Amounts due to related parties	2,358,886	86,420	2,272,466	–	–
Commercial commitments
Bank loan repayment	15,132,949	705,170	1,536,238	1,721,271	11,170,270
Total obligations	17,491,835	791,590	3,808,704	1,721,271	11,170,270

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

Accounts receivable are recorded at the invoiced amount and do not bear interest. We extend unsecured credit to our customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and determined based on managements’ assessment of known requirements, aging of receivables, payment history, the customer’s current credit worthiness and the economic environment. We will consider the allowance for doubtful accounts for any estimated losses resulting from the inability of our customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. We do not have any off-balance-sheet credit exposure related to our customers. Based upon the aforementioned criteria, we did not write off accounts receivable on uncollectible rental receivable at April 30, 2019 and October 31, 2018.

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

Policy for Capitalizing Development Cost

The cost of buildings and improvements includes the purchase price of property, legal fees and other acquisition costs. Costs directly related to planning, developing, initial leasing and constructing a property are capitalized and classified as Real Estate in the consolidated balance sheets. Capitalized development costs include interest, and other direct project costs incurred during the period of development. As of April 30, 2019 and October 31, 2018, there was no such capitalized interest.

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

(a)       Plantation sales

Revenue from plantation sales include the sale of palm oil fruit bunches and sale of durian. The sale is recognized upon confirmation of the weight of produces and transported to the customer, when there is persuasive evidence of an arrangement, delivery has occurred and risk of loss has passed, the sales price is fixed or determinable at the date of sale, and collectability is reasonably assured. For the three months ended April 30, 2019 and 2018, sales from plantation was $35,995 and $43,366, respectively. For the six months ended April 30, 2019 and 2018, sales from plantation was $72,394 and $105,424, respectively.

(b)       Rental income

We generally lease the units under operating leases with terms of two years or less. For the six months ended April 30, 2019 and 2018, we have recorded $826,794 and $525,494 in lease revenue, based upon our annual rental over the life of the lease under operating lease, using the straight-line method in accordance with ASC Topic 970-605, “Real Estate – General – Revenue Recognition” (“ASC Topic 970-605”).

As of April 30, 2019, the commercial buildings for lease are as follows:

Name of Commercial building	Number of units (by floor)	Footage area (square feet)	Vacancy percentage
Megan Avenue	12	19,987	33%
Le Apple Boutique Hotel KLCC (fka “Menara CMY”)	15	91,848	0%

We expect to record approximately $1.62 million in annual lease revenue under the operating lease arrangements in the next twelve months through April 30, 2020.

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

The reporting currency of the Company is the United States Dollars (“US$”) and the accompanying financial statements have been expressed in US$. In addition, we maintain our books and record in a local currency and Malaysian Ringgit (“MYR”), which is functional currency as being the primary currency of the economic environment in which the entity operates.

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

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the period ended April 30,
	2019	2018
Period-end MYR : US$1 exchange rate	4.1327	3.9224
Period-average MYR : US$1 exchange rate	4.1113	3.9833

•	Related parties

Parties, which can be a corporation or individual, are considered to be related if we have the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

•	Segment reporting

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with our internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. During the period ended April 30, 2019 and 2018, we operate in two reportable operating segments in Malaysia.

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

The following table summarizes information on the fair value measurement of our financial assets as of April 30, 2019 and October 31, 2018, measured at fair value, grouped by the categories described above:

	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
As of April 30, 2019
Marketable securities, available-for-sale	$172,594	$–	$–
As of October 31, 2018
Marketable securities, available-for-sale	$172,532	$–	$–

As of April 30, 2019, we did not have any nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements, at least annually, on a recurring basis, nor did we have any assets or liabilities measured at fair value on a non-recurring basis.

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

ITEM 4                   Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), under the supervision of and with the participation of our management, including the Chief Executive Officer and Interim Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Interim Chief Financial Officer, concluded that our disclosure controls and procedures, subject to limitations as noted below, as of April 30, 2019, and during the period prior to and including the date of this report, were effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

Subject to the foregoing disclosure, there were no changes in our internal control over financial reporting that occurred during our last fiscal quarter ended April 30, 2019, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A                Risk Factors

Not Applicable.

ITEM 2                   Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3                   Defaults upon Senior Securities

None.

ITEM 4                   Mine Safety Disclosures

Not applicable.

ITEM 5                   Other Information

None.

ITEM 6                   Exhibits

Exhibit No.	Name of Exhibit
2.1	Articles of Exchange (1)
3.1	Amended and Restated Articles of Incorporation (1)
3.2	Amended and Restated Bylaws (2)
4.1	Form of common stock certificate (1)
10.1	Tenancy Agreement, dated October 18, 2014, by and between PGCG Assets Holdings Sdn. Bhd. and Le Apple Boutique Hotel (KLCC) Sdn. Bhd. (3)
10.2	Offer Letter dated March 26, 2013, issued by RHB Bank Berhad with respect to four banking facilities in the aggregate principal amount of up to RM 3,452,000 (4)
10.3	Offer Letter dated March 26, 2013, issued by RHB Bank Berhad with respect to two banking facilities in the aggregate principal amount of up to RM 1,680,000 (4)
10.4	Offer Letter dated March 26, 2013, issued by RHB Bank Berhad with respect to six banking facilities in the aggregate principal amount of up to RM 4,708,000 (4)
10.5	Letter of Offer issued by Public Islamic Bank Berhad to PGCG Assets Holdings Sdn. Bhd. effective July 10, 2018 (5)
10.6	Letter of Appointment dated July 19, 2011, by and between Union Hub Technology Sdn. Bhd. and Weng Kung Wong (6)
10.7	Escrow Agreement dated July 7, 2014, by and among Chen-Drake Law Group, P.C. Prime Global Capital Group Incorporated, and Peijin Wu Hoppe (7)
10.8	Letter of Offer issued by Public Islamic Bank Berhad to Virtual Setup Sdn. Bhd. effective March 28, 2019*
14	Code of Business Conduct and Ethics (8)
21	List of Subsidiaries (9)
31.1	Certification of Certification of Chief Executive Officer and Interim Chief Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.*
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
99.1	Charter to Compensation Committee (10)
99.2	Charter to Audit Committee (10)
99.3	Charter to Corporate Governance Committee (10)
99.4	Audit Committee Pre-Approval Procedures (7)
101.INS	XBRL Instance Document*
101.SCH	XBRL Schema Document*
101.CAL	XBRL Calculation Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*
101.LAB	XBRL Label Linkbase Document*
101.PRE	XBRL Presentation Linkbase Document*

*	Filed herewith.

(1)	Incorporated by reference from our Quarterly Report on Form 10-Q filed with the Securities and Exchange on February 22, 2011.

(2)	Incorporated by reference from Exhibit 2 to Preliminary Information Statement on Schedule 14C filed with the Securities and Exchange Commission on December 23, 2010.

(3)	Incorporated by reference From Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange on August 18, 2014.

(4)	Incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2013.

(5)	Incorporated by reference from our Annual Report on Form 10-K filed with the Securities and Exchange Commission on January 29, 2019.

(6)	Incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 19, 2011.

(7)	Incorporated by reference from our Annual Report on Form 10-K filed with the Securities and Exchange Commission on January 29, 2016.

(8)	Incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 2, 2012.

(9)	Incorporated by reference from Exhibit 21.1 to the Company’s Form 10-K filed with the Securities and Exchange Commission on January 30, 2018.

(10)	Incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 27, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

	By:	/s/Weng Kung Wong
Weng Kung Wong
Chief Executive Officer, Interim Chief Financial Officer and Interim Secretary
Date: June 14, 2019

