Form 10-Q
period 2019-07-31
PRIME GLOBAL CAPITAL GROUP Inc
filed 2019-09-16
CIK 1462047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

______________________________

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 31, 2019

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
Telephone Number, including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of each Class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value US$0.001	PGCG	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and a “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of September 13, 2019, the issuer had outstanding 512,682,393 shares of common stock.

i

PART I FINANCIAL INFORMATION

ITEM 1	Financial Statements

PRIME GLOBAL CAPITAL GROUP INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	July 31, 2019	October 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$186,137	$503,197
Marketable securities, available-for-sale	172,606	172,532
Rental concession	26,674	26,304
Accounts receivable, net	20,796	15,990
Deposits and other receivables	46,210	26,804
Total current assets	452,423	744,827

Rental concession, non-current	622,388	633,484
Deferred development costs	285,644	241,670
Construction in progress	423,279	417,409
Property, plant and equipment, net	43,203,868	42,935,354
TOTAL ASSETS	$44,987,602	$44,972,744

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$20,692	$30,797
Amount due to a related party	86,420	86,420
Rental deposits from tenants	422,623	416,762
Income tax payable	417,159	572,825
Current portion of long-term bank loans	715,901	598,795
Accrued liabilities and other payables	279,591	330,827
Total current liabilities	1,942,386	2,036,426

Long-term liabilities:
Long-term bank loans	14,284,964	13,460,618
Amount due to a director	1,322,740	2,270,089
Deferred tax liabilities	157,500	160,050
Total liabilities	17,707,590	17,927,183

Commitments and contingencies
	–	–
Stockholders’ equity:
Preferred stock, $0.001 par value; 100,000,000 shares authorized; no shares issued and outstanding	–	–
Common stock, $0.001 par value; 1,000,000,000 shares authorized; 512,682,393 shares issued and outstanding, as of July 31, 2019 and October 31, 2018	512,683	512,683
Additional paid-in capital	41,934,476	41,934,476
Accumulated other comprehensive loss	(10,489,053)	(10,876,629)
Accumulated loss	(4,432,224)	(4,277,137)
Total stockholder’s equity	27,525,882	27,293,393
Non-controlling interest	(245,870)	(247,832)

Total equity	27,280,012	27,045,561
TOTAL LIABILITIES AND EQUITY	$44,987,602	$44,972,744

See accompanying notes to condensed consolidated financial statements

PRIME GLOBAL CAPITAL GROUP INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE (LOSS) INCOME

(Currency expressed in US$, except for number of shares)

(Unaudited)

	Three months ended July 31,		Nine months ended July 31,
	2019	2018	2019	2018
Revenues, net:
Plantation business	$117,832	$28,291	$153,827	$133,715
Rental income	816,632	425,082	1,234,337	950,576
Total revenues, net	934,464	453,373	1,388,164	1,084,291

Cost of revenues	(375,224)	(150,834)	(549,208)	(500,133)

Gross profit	559,240	302,539	838,956	584,158

Operating expenses:
General and administrative	(188,498)	(116,405)	(288,102)	(381,979)

Income/(loss) from operations	370,742	186,134	550,854	202,179

Other (expense) income
Interest expense	(367,256)	(215,659)	(552,867)	(592,780)
Other income	678	–	678	–
Loss before income taxes	4,164	(29,525)	(1,335)	(390,601)

Income tax expense	(100,416)	(55,826)	(148,314)	(115,820)

NET LOSS	(96,252)	(85,351)	$(149,649)	$(506,421)

Net (profit)/loss attributable to non-controlling interest	5,029	(1,946)	5,438	(28,588)

NET LOSS ATTRIBUTABLE TO THE COMPANY	$(101,281)	$(83,405)	$(155,087)	$(477,833)

Other comprehensive income (loss):
- Foreign exchange adjustment gain (loss)	58,687	(972,187)	387,576	1,192,578

COMPREHENSIVE INCOME (LOSS)	$(42,594)	$(1,055,592)	$232,489	$714,745

Net loss per share – Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common stock outstanding – Basic and diluted	512,682,393	512,682,393	512,682,393	512,682,393

* Less than $0.01 per share

See accompanying notes to condensed consolidated financial statements.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Currency expressed in US$)

(Unaudited)

	Nine months ended July 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(149,649)	$(506,421)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property, plant and equipment	363,664	401,740
Gain on disposal of property, plant and equipment	–	–
Forgiveness of debts	–	–
Impairment loss on available-for-sale securities	–	–
Changes in operating assets and liabilities:
Accounts receivable	(4,574)	162,857
Deposits and other receivables	(18,998)	9,736
Accounts payable	(10,520)	(335)
Rental concession	19,972	48,246
Income tax payable	(163,448)	(139,817)
Rental deposit from tenants	–	2,256
Deferred taxation	(4,793)	(11,579)
Accrued liabilities and other payables	(53,124)	(116,969)
Net cash used in operating activities	(21,470)	(150,286)

Cash flows from investing activities:
Addition of plantation development cost	(40,508)	(58,245)
Payment on construction in progress	–	–
Proceeds from disposal of property, plant and equipment	–	–
Purchase of property, plant and equipment	(28,881)	(28,168)
Net cash used in investing activities	(69,389)	(86,413)

Cash flows from financing activities:
Advances from related parties	(975,210)	1,037,234
Repayments on bank loans	(462,407)	(917,348)
Long term borrowings	1,204,880	–
Net cash provided by/(used in) financing activities	(232,737)	119,886

Foreign currency translation adjustment	6,536	9,264
NET CHANGE IN CASH AND CASH EQUIVALENTS	(317,060)	(107,549)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	503,197	294,261

CASH AND CASH EQUIVALENTS, END OF PERIOD	$186,137	$186,712

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income tax	$317,825	$267,216
Cash paid for interest	$552,867	$592,780

See accompanying notes to condensed consolidated financial statements.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JULY 31, 2019

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

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended October 31, 2018. All significant intercompany balances and transactions have been eliminated on consolidation. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the operating results for the periods presented have been included in the interim period. Operating result for the nine months ended July 31, 2019 is not necessarily indicative of the results that may be expected for other interim periods or the year ending October 31, 2019. The condensed consolidated financial data at October 31, 2018 is derived from audited financial statements included in our Annual Report on Form 10-K for the year ended October 31, 2018, filed on January 29, 2019.

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

FOR THE NINE MONTHS ENDED JULY 31, 2019

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

For the nine months ended July 31, 2019, the Company reported a loss of $149,649 and working capital deficit of $1,489,963 as of July 31, 2019.

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

FOR THE NINE MONTHS ENDED JULY 31, 2019

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

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and determined based on managements’ assessment of known requirements, aging of receivables, payment history, the customer’s current credit worthiness and the economic environment. The Company will consider the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. Based upon the aforementioned criteria, the Company did not write off accounts receivable on uncollectible rental receivable at July 31, 2019 and October 31, 2018.

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

FOR THE NINE MONTHS ENDED JULY 31, 2019

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

During the nine months ended July 31, 2019, the Company invested in equity securities listed on Bursa Malaysia with a total cost of $265,606 and escrow funds (which invested in equity securities listed in the U.S.) with a total cost of $200,000. The Company entered into an escrow agreement with Peijin Wu Hoppe (“Hoppe”), the Company’s former director, to set up an escrow fund up to $500,000 as a reserve to indemnify Hoppe from any claim of liability until July 29, 2022, the seventh year anniversary of the termination of Director Retainer Agreement, or any mutual agreement with the Company and Hoppe.

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

FOR THE NINE MONTHS ENDED JULY 31, 2019

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

Policy for Capitalizing Development Cost

The cost of buildings and improvements includes the purchase price of property, legal fees and other acquisition costs. Costs directly related to planning, developing, initial leasing and constructing a property are capitalized and classified as Real Estate in the consolidated balance sheets. Capitalized development costs include interest, and other direct project costs incurred during the period of development. As of July 31, 2019 and October 31, 2018, there was no such capitalized interest.

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

FOR THE NINE MONTHS ENDED JULY 31, 2019

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

Revenue from plantation sales include the sale of palm oil fruit bunches and sale of durian. The sale is recognized upon confirmation of the weight of produces and transported to the customer, when there is persuasive evidence of an arrangement, delivery has occurred and risk of loss has passed, the sales price is fixed or determinable at the date of sale, and collectability is reasonably assured. For the three months ended July 31, 2019, sale of palm oil and durian was $117,832. For the three months ended July 31, 2018, sale of palm oil was $28,291. For the nine months ended July 31, 2019, sale of palm oil and durian was $153,827. For the nine months ended July 31, 2018, sale of palm oil was $133,715.

(b)	Rental income

The Company generally leases the units under operating leases with terms of two years or less. For the nine months ended July 31, 2019 and 2018, we have recorded $1,234,337 and $950,576 in lease revenue, based upon its annual rental over the life of the lease under operating lease, using the straight-line method in accordance with ASC Topic 970-605, “Real Estate – General – Revenue Recognition” (“ASC Topic 970-605”).

As of July 31, 2019, the commercial buildings for lease are as follows:

Name of Commercial building	Number of units (by floor)	Footage area (square feet)	Vacancy percentage

Megan Avenue	12	19,987	33%
Le Apple Boutique Hotel KLCC (fka “Menara CMY”)	15	91,848	0%

The Company expects to record approximately $1.62 million in annual lease revenue under the operating lease arrangements in the next twelve months through July 31, 2020.

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

	July 31, 2019	October 31, 2018

Rental concession:
Current portion	$26,674	$26,304
Non-current portion	622,388	633,484

Total	$649,062	$659,788

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JULY 31, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

The estimated amortization on long-term rent concession in the next five years and thereafter is as follows:

Period ending July 31:
2020	$26,674
2021	26,674
2022	26,674
2023	26,674
2024	26,674
Thereafter	515,692

Total	$649,062

As of July 31, 2019, the minimum future rental receivables on the commercial properties to be collectible in the next five years and thereafter are as follows:

Period ending July 31:
2020	$1,615,413
2021	1,594,122
2022	1,573,753
2023	1,573,753
2024	1,573,753
Thereafter	30,425,891

Total	$38,356,685

The Company also records operating costs directly attributable to the leasing properties, such as real estate taxes, depreciation of the leased properties and maintenance fees, which are charged as expenses when incurred.

•	Cost of revenues

Cost of revenue on plantation sales includes material supplies, subcontracting costs and transportation costs incurred for planting, fertilizing and harvesting the palm oil tree and durian tree. Transportation and handling costs associated with the distribution of fresh fruit bunches and durians fruits to the customers are also included in cost of revenues.

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

FOR THE NINE MONTHS ENDED JULY 31, 2019

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

The reporting currency of the Company is the United States Dollars (“US$”) and the accompanying financial statements have been expressed in US$. In addition, the Company maintains its books and record in a local currency, Malaysian Ringgit (“MYR”), which is functional currency as being the primary currency of the economic environment in which the entity operates.

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

FOR THE NINE MONTHS ENDED JULY 31, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the period ended July 31,
	2019	2018

Period-end MYR : US$1 exchange rate	4.1239	4.0559
Period-average MYR : US$1 exchange rate	4.1308	3.9900

•	Related parties

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

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. During the period ended July 31, 2019 and 2018, the Company operates in two reportable operating segments in Malaysia.

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

FOR THE NINE MONTHS ENDED JULY 31, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

The following table summarizes information on the fair value measurement of the Company’s financial assets as of July 31, 2019 and October 31, 2018, measured at fair value, grouped by the categories described above:

	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

As of July 31, 2019
Marketable securities, available-for-sale	$172,606	$–	$–

As of October 31, 2018
Marketable securities, available-for-sale	$172,532	$–	$–

As of July 31, 2019, the Company did not have any non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements, at least annually, on a recurring basis, nor did the Company have any assets or liabilities measured at fair value on a non-recurring basis.

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

FOR THE NINE MONTHS ENDED JULY 31, 2019

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

FOR THE NINE MONTHS ENDED JULY 31, 2019

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

FOR THE NINE MONTHS ENDED JULY 31, 2019

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

In October 2018, FASB issued Accounting Standards Update 2018-16, Derivatives and Hedging (Topic 805): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes. The ASU amends ASC 815 to add the OIS rate based on the SOFR as a fifth US benchmark interest rate. We do not expect the adoption of this ASU to have a material effect on our consolidated financial statements.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JULY 31, 2019

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

In March 2019, FASB Issued Accounting Standards Update 2019-01, Leases (Topic 842): Codification Improvements. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. We do not expect the adoption of this ASU to have a material effect on our consolidated financial statements.

In March 2019, FASB Issued Accounting Standards Update 2019-02, Leases (Topic 842): Improvements to Accounting for Costs of Films and License Agreements for Program Materials. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. We do not expect the adoption of this ASU to have a material effect on our consolidated financial statements.

In March 2019, FASB Issued Accounting Standards Update 2019-03, Not-for-Profit Entities (Topic 958): Updating the Definition of Collections (Topic 958). We do not expect the adoption of this ASU to have a material effect on our consolidated financial statements as the ASU is applicable to not-for-profit entities.

In April 2019, FASB Issued Accounting Standards Update 2019-04 Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. The ASU 2019-04 clarifies and improves guidance within the recently issued standards on credit losses, hedging, and recognition and measurement of financial instruments: The effective dates for amendments related to ASUs 2016-13 and 2017-12 align with the effective dates of those standards, unless an entity has already adopted one or both. We do not expect the adoption of this ASU to have a material effect on our consolidated financial statements.

In May 2019, FASB Issued Accounting Standards Update 2019-05, Targeted Transition Relief. ASU 2019-05 provides transition relief for ASU 2016-13 (“credit losses standard”) by providing entities with an alternative to irrevocably elect the fair value option for eligible financial assets measured at amortized cost upon adoption of the new credit losses standard. For entities that have not yet adopted ASU 2016-13, the effective dates are the same as those in ASU 2016-13. For entities that have adopted ASU 2016-13, ASU 2019-05 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted once ASU 2016-13 has been adopted. We do not expect the adoption of this ASU to have a material effect on our consolidated financial statements.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JULY 31, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

In May 2019, FASB Issued Accounting Standards Update 2019-06, Extending the Private Company Accounting Alternatives on Goodwill and Certain Identifiable Intangible Assets to Not-for-Profit Entities. The amendments are affective upon issuance of the ASU. We do not expect the adoption of this ASU to have a material effect on our consolidated financial statements.

The Company has reviewed all other recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

NOTE–5	PROPERTY, PLANT AND EQUIPMENT

	July 31, 2019	October 31, 2018

Freehold plantation land	$7,845,805	$7,845,805
Leasehold land under development	4,276,764	4,276,764
Freehold land under development	18,091,173	18,091,173
Freehold land and land improvement for rental purpose commercial building	15,191,123	15,191,123
Building structure and improvements	15,857,410	15,857,410
Office furniture, fixture and equipment	170,980	157,084
Motor vehicles	177,285	162,300
Foreign translation difference	(15,242,102)	(15,884,845)
	46,368,438	45,696,814
Less: accumulated depreciation	(3,612,627)	(3,248,963)
Less: foreign translation difference	448,057	487,503
	$43,203,868	$42,935,354

Depreciation expense for the three months ended July 31, 2019 and 2018 was $120,502 and $133,856, respectively.

Depreciation expense for the nine months ended July 31, 2019 and 2018 was $363,664 and $401,740, respectively.

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

FOR THE NINE MONTHS ENDED JULY 31, 2019

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

During the course of the Company’s strategic review of its operations, the Company assessed the recoverability of the carrying value of its property, plant and equipment. The impairment charge, if any, represented the excess of carrying amounts of the Company’s property, plant and equipment over the fair values of the assets. The Company believes that there was no impairment of its property, plant and equipment as of July 31, 2019.

NOTE–6	AMOUNTS DUE TO RELATED PARTIES

	July 31, 2019	October 31, 2018

Current portion:
Amount due to a related party, which were unsecured, interest-free and repayable on demand, Mr. Kok Wai Chai, a director of UHT	$86,420	$86,420

Non-current portion:
Amount due to a related party, where was unsecured, interest-free and not expected to be repaid in the next twelve months, Mr. Weng Kung Wong, the Company’s director	$1,322,740	$2,270,089

NOTE–7	BANK LOANS

	July 31, 2019	October 31, 2018

Bank loans from financial institutions in Malaysia
Public Islamic Bank Berhad
-15 Storey bank loan	$12,964,496	$12,001,461
-Financing loan	–	–
RHB Bank Berhad	2,036,369	2,057,952
	15,000,865	14,059,413
Less: current portion	(715,901)	(598,795)
Bank loans, net of current portion	$14,284,964	$13,460,618

15 Storey Bank Loan

In August 2018, the Company, through PGCG Assets obtained a loan in the principal amount of RM50,000,000 from Public Islamic Bank Berhad, a financial institution in Malaysia to finance the acquisition of a fifteen storey office building property, which bears interest at a rate of 1.50% per annum below the base financing rate, currently 6.97% per annum, with 180 monthly installments of RM407,750 each (including interests) over a period of 15 years or until full settlement and will mature in September 2033.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JULY 31, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

The loan from Public Islamic Bank Berhad is secured by the first party charge over 15-storey commercial office building in Kuala Lumpur, Malaysia, deed of assignment of rental proceeds over the rights and interest to the rental of the 15-storey commercial office building and is personally guaranteed by the director and chief executive officer of the Company, Mr. Weng Kung Wong and a subsidiary of the Company, UHT. The loan is also secured by a debenture incorporating fixed and floating charge for RM50 million plus interest thereon over the assets of PGCG Assets. The cost of funds was 5.47% per annum for the period ended July 31, 2019.

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

The loan is secured by the 12-storey commercial office building “Megan Avenue” in Kuala Lumpur, Malaysia and is personally guaranteed by the director and chief executive officer of the Company, Mr. Weng Kung Wong and a director of the Company’s subsidiary, Mr. Kok Wai Chai and a subsidiary of the Company, UHT. The cost of funds was 4.95% for the period ended July 31, 2019.

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

The loan is secured by the first party charge over agricultural lands under Lot 3695, Lot 3696 and Lot 1552 situated at Pahang, Malaysia, and a third-party charge over the 15-storey commercial office building registered under PGCG Assets. The loan is also secured by a specific debenture on the oil palm and durian plantation is to be obtained, and personally guaranteed by the director and chief executive officer of the Company, Mr. Weng Kung Wong and subsidiaries of the Company, UHT and PGCG Assets. The cost of funds was 7.97% per annum for the period ended July 31, 2019.

As of July 31, 2019, the minimum future payments of the aggregate bank borrowings in the next five years and thereafter are as follows:

Period ending July 31:
2020	$715,901
2021	757,658
2022	801,910
2023	848,811
2024	898,525
Thereafter	10,978,060
Total:	$15,000,865

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JULY 31, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE–8	INCOME TAXES

The local (United States) and foreign components of loss before income taxes were comprise the following:

	Nine months ended July 31,
	2019	2018

Tax jurisdictions from:
– Local	$(49,972)	$(45,587)
– Foreign, representing:
Malaysia	48,637	(345,014)
Loss before income taxes	$(1,335)	$(390,601)

Income tax expense consisted of the following:

	Nine months ended July 31,
	2019	2018

Current:
– Local	$–	$–
– Foreign, representing:
Malaysia	153,107	127,399

Deferred:
– Local	–	–
– Foreign	(4,793)	(11,579)
Income tax expense	$148,314	$115,820

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. During the periods presented, the Company has a number of subsidiaries that operates in different countries and is subject to tax in the jurisdictions in which its subsidiaries operate, as follows:

United States of America

PGCG is registered in the State of Nevada and is subject to United States of America tax law. As of July 31, 2019 and October 31, 2018, the operations in the United States of America incurred $1,085,151 and $1,035,179, respectively, of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2031, if unutilized. The Company has provided for a full valuation allowance of $379,803 (October 31, 2018: $362,313) against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The Company has adopted ASC 740-10 “Accounting for Income Taxes” and recorded a liability for an uncertain income tax position, tax penalties and any imputed interest thereon. The amount, recorded as an obligation, is $135,000 at July 31, 2019 and October 31, 2018 (included in accrued liabilities and other payables) in respect of potential tax penalty of the late filing of IRS return and, if recognized, will affect the Company’s effective tax rate.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JULY 31, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Malaysia

All of the Company’s subsidiaries operating in Malaysia subject to the Malaysia Corporate Tax Laws at a progressive income tax rate starting from 18% on the assessable income for its tax year (for company with paid up capital not more than RM2.5 million and on the first RM 500,000 income) and 24% (on all income for Company with paid up capital more than RM2.5 million and on the remaining balance of income after the first RM500,000 income charged at 20% for Company with paid up capital not more than RM2.5 million) on the assessable income for its tax year. Any unutilized losses can be carried forward indefinitely to be utilized against income from any business source. The Company has provided full valuation allowance of $157,944 and $162,104 as of July 31, 2019 and October 31, 2018, respectively.

A reconciliation of loss before income taxes to the effective tax rate as follows:

	Nine months ended July 31,
	2019	2018

Loss before income taxes	$48,636	(345,014)
Statutory income tax rate	24%	24%
Income tax at statutory tax rate	11,673	(82,803)
Tax effect of non-deductible expenses	39,484	43,685
Tax effect of different tax rate	–	–
Tax effect of non-business source rental income	97,157	154,938
Net operating loss	–	–
Income tax expense	$148,314	115,820

During fiscals 2019 and 2018, the Company revisited the facts and circumstances and determined that rental income at “Megan Avenue” and “Le Apple” should be more appropriately taxed as a non-business source under Section 4(d) of the Income Tax Act.

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of July 31, 2019 and October 31, 2018:

	July 31, 2019	October 31, 2018

Deferred tax assets:
Net operating loss carryforwards:
-United States of America	$379,803	$362,313
-Malaysia	157,944	162,104
Total deferred tax assets	537,747	524,417
Less: valuation allowance	(537,747)	(524,417
Deferred tax assets	$–	$–
Deferred tax liabilities, non-current
Property, plant and equipment	1,725	1,701
Rent concession	155,775	158,349
	$157,500	$160,050

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JULY 31, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE–9	STOCKHOLDERS’ EQUITY

As of July 31, 2019 and October 31, 2018, the number of shares of the Company’s common stock issued and outstanding is 512,682,393 shares. There are no shares of preferred stock issued and outstanding.

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 4). Summarized financial information concerning the Company’s reportable segments is shown as below:

	Three months ended July 31, 2019
	Plantation Business	Real Estate Business	Corporate	Total

Revenues from external customer	$117,832	$823,125	$–	$940,957
Inter-segment revenue	–	(6,493)	–	(6,493)
Revenues, net	117,832	816,632	–	934,464
Cost of revenues	(38,618)	(336,606)	–	(375,224)
Gross profit	79,214	480,026	–	559,240
Depreciation	9,198	469,805	7,881	486,884
Net loss	248	51,094	(147,594)	(96,252)
Total assets	6,318,283	38,433,936	235,383	44,987,602
Expenditure for long-lived assets	$13,896	$–	$–	$13,896

	Three months ended July 31, 2018
	Plantation Business	Real Estate Business	Corporate	Total

Revenues from external customer	$28,291	$431,781	$–	$460,072
Inter-segment revenue	–	(6,699)	–	(6,699)
Revenues, net	28,291	425,082	–	453,373
Cost of revenues	(18,216)	(132,618)	–	(150,834)
Gross profit	10,075	292,464	–	302,539
Depreciation	1,703	130,128	2,025	133,856
Net loss	(9,627)	2,391	(78,115)	(85,351)
Total assets	6,204,571	39,309,386	254,032	45,767,989
Expenditure for long-lived assets	$546	$(45)	$–	$501

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JULY 31, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Nine months ended July 31, 2019
	Plantation Business	Real Estate Business	Corporate	Total

Revenues from external customer	$153,827	$1,253,815	$–	$1,407,642
Inter-segment revenue	–	(19,478)	–	(19,478)
Revenues, net	153,827	1,234,337	–	1,388,164
Cost of revenues	(62,401)	(486,807)	–	(549,208)
Gross profit	91,426	747,530	–	838,956
Depreciation	6,756	351,019	5,889	363,664
Net loss	(20,922)	83,174	(211,901)	(149,649)
Total assets	6,318,283	38,433,936	235,383	44,987,602
Expenditure for long-lived assets	$28,881	$–	$–	$28,881

	Nine months ended July 31, 2018
	Plantation Business	Real Estate Business	Corporate	Total

Revenues	$133,715	$970,741	$–	$1,104,456
Inter-segment revenue	–	(20,165)	–	(20,165)
Revenues, net	133,715	950,576	–	1,084,291
Cost of revenues	(58,811)	(441,322)	–	(500,133)
Gross profit	74,904	509,254	–	584,158
Depreciation	5,094	390,550	6,096	401,740
Net loss	6,716	(288,240)	(224,897)	(506,421)
Total assets	6,204,571	39,309,386	254,032	45,767,989
Expenditure for long-lived assets	$1,579	$26,589	$–	$28,168

All long-lived assets are located in Malaysia.

NOTE–11	CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)	Major customers

For the three and nine months ended July 31, 2019 and 2018, the customers who accounted for 10% or more of the Company’s revenues is presented as follows:

		Three months ended July 31, 2019		July 31, 2019
	Business segment	Revenues	Percentage of revenues	Trade accounts receivable

Le Apple Boutique Hotel (KLCC) Sdn. Bhd	Real estate	$392,781	42%	$–
Lim Joo Soon Enterprise	Plantation Business	117,832	13%	9,562
		$510,613	55%	$9,562

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JULY 31, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

		Three months ended July 31, 2018		July 31, 2018
	Business segment	Revenues	Percentage of revenues	Trade accounts receivable

Le Apple Boutique Hotel (KLCC) Sdn. Bhd	Real estate	$406,642	90%	$–
Lim Joo Soon Enterprise	Plantation Business	28,291	6%	–
		$434,933	96%	$–

		Nine months ended July 31, 2019		July 31, 2019
	Business segment	Revenues	Percentage of revenues	Trade accounts receivable

Le Apple Boutique Hotel (KLCC) Sdn. Bhd	Real estate	$1,178,343	84%	$–
Lim Joo Soon Enterprise	Plantation Business	153,827	11%	9,562
		$1,332,170	95%	$9,562

		Nine months ended July 31, 2018		July 31, 2018
	Business segment	Revenues	Percentage of revenues	Trade accounts receivable

Le Apple Boutique Hotel (KLCC) Sdn. Bhd	Real estate	$894,110	83%	$–
Lim Joo Soon Enterprise	Plantation Business	133,715	12%	–
		$1,027,825	95%	$–

All customers are located in Malaysia.

(b)	Major vendors

For the three and nine months ended July 31, 2019 and 2018, no vendor accounted for 10% or more of the Company’s purchases.

All vendors are located in Malaysia.

(c)	Credit risk

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

FOR THE NINE MONTHS ENDED JULY 31, 2019

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

The Company’s primary market risk exposure results from the price it receives for its palm oil and durian product. The Company does not currently engage in any commodity hedging activities, although it may do so in the future. Realized commodity pricing for the Company’s operation is primarily driven by the prevailing worldwide price for palm oil and durian product. Pricing for palm oil and durian product has been volatile and unpredictable in recent years, and the Company expects this volatility to continue in the foreseeable future. The prices the Company receives for operation depend on many factors outside of its control, including volatility in the differences between product prices at sales points and the applicable commodity index price.

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

As of July 31, 2019, the Company occupied its own building premises and has no future minimum rental payments due under various operating leases in the next twelve months.

(b)	Capital commitment

As of July 31, 2019, the Company does not have any significant capital commitments.

NOTE–13	SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after July 31, 2019 up through the filing date of these condensed consolidated financial statements. During the period, the Company did not have any material recognizable subsequent events.

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

Overview

During the nine months ended July 31, 2019, we operated in two business segments: (i) our oil palm and durian plantation business; and (ii) our real estate business. Our oil palm and durian plantation business is operated through Virtual Setup Sdn. Bhd., or VSSB, and our real estate business is primarily operated through PGCG Assets Holdings Sdn. Bhd., or PGCG Assets, and Dunford Corporation Sdn Bhd. Our primary assets are:

•	Oil palm and durian plantation in Malaysia which is operated through VSSB;
•	21.8921 hectares (54.10 acres) of vacant development land located in Selangor, Malaysia, which is subject to a 99-year leasehold, expiring July 30, 2100;
•	two parcels of undeveloped land located in Selangor, Malaysia aggregating approximately 31 acres;
•	15 storey commercial building located at Geran 10010, Lot 238 Section 43, Town and District of Kuala Lumpur, Wilayah Persekutuan, Kuala Lumpur, Malaysia; and
•	12 storey commercial building located at Megan Avenue 1, No. 189, Jalan Tun Razak, 50400 Kuala Lumpur, Malaysia.

The following table sets forth certain operational data for the nine months ended July 31, 2019:

	Nine months ended July 31, 2019
	Plantation Business	Real Estate Business	Corporate	Total

Revenues from external customer	$153,827	$1,253,815	$–	$1,407,642
Inter-segment revenue	–	(19,478)	–	(19,478)
Revenues, net	153,827	1,234,337	–	1,388,164
Cost of revenues	(62,401)	(486,807)	–	(549,208)
Gross profit	91,426	747,530	–	838,956
Depreciation	6,756	351,019	5,889	363,664
Net loss	(20,922)	83,174	(211,901)	(149,649)
Total assets	6,318,283	38,433,936	235,383	44,987,602
Expenditure for long-lived assets	$28,881	$–	$–	$28,881

Challenges From Our Oil Palm Planting Operations; Durian Planting Operations;

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

We used the latest planting technology in 2016 to reduce the maturity time of the durian tree from 5 years to 3 years. The durian trees planted during the first phase has begun bearing fruit, and our first major harvest occurred in July 2019. We expect the second and third phase to begin bearing fruit by 2021 and the fourth phase by 2023, at the latest.

Challenges From Our Real Estate Operations

Commercial Buildings

We generate rental income from our 12 storey and 15 storey commercial properties and anticipate generating income from the sale of developed properties. As of July 31, 2019, we occupy 2 floors of our 12 storey commercial building as our corporate headquarters, 6 floors have been leased to tenants at market rate. The balance 4 floors are currently vacant and we are actively attempting to lease these 4 floors.

Our 15 storey building is fully leased to Le Apple Boutique Hotel KLCC which operates a boutique hotel on the premises. The Rental Agreement had an initial term of one (1) year commenced December 1, 2018 and expiring November 30, 2019. Provided that there are no existing breaches by Le Apple Boutique Hotel KLCC, we will be required to renew the lease for additional one-year terms up to twenty-four years, for a maximum aggregate term of thirty years. The monthly rental rate shall be increased every three years at an increment rate of 5% to 10% of the current monthly rental rate, or shall be based on the prevailing market rate, whichever is lower. Our current rental rate has increased from RM400,000 to RM550,000 (approximately $131,520) from April 1, 2018.

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

Results of Operations

The following table sets forth certain operational data for the three months ended July 31, 2019, compared to the three months ended July 31, 2018:

	Three months ended July 31,
	2019	2018

Revenues, net:	$934,464	$453,373
Plantation business	117,832	28,291
Real estate	816,632	425,082
Total cost of revenues	(375,224)	(150,834)
Plantation business	(38,618)	(18,216)
Real estate	(336,606)	(132,618)
Gross profit	559,240	302,539
General and administrative	(188,498)	(116,405)
(Loss) income from operations	370,742	186,134
Other income/expense, net	(366,578)	(215,659)
Loss before income taxes	4,164	(29,525)
Income tax expense	(100,416)	(55,826)
NET LOSS	$(96,252)	$(85,351)

Comparison of the three months ended July 31, 2019 and July 31, 2018

Net Revenue. We generated net revenue of $934,464 and $453,373 for the three months ended July 31, 2019 and 2018, respectively. The increase in net revenue is primarily attributable to increases in our plantation and real estate revenues. The increase in plantation revenue for the quarter ended July 31, 2019, is primarily attributable to the commencement of durian sales. The increase in real estate revenue is primarily attributable to the recovery of monthly rental rate from RM400,000 to RM550,000 from our tenant of our fifteen storey building, Le Apple Boutique Hotel KLCC, effective from April 1, 2018. The monthly rental rate on Le Apple Boutique Hotel KLCC was previously decreased from our initial rental rate of RM550,000 to RM400,000 due to unfavourable market conditions.

For the three months ended July 31, 2019, our plantation and real estate businesses accounted for approximately 12.6% and 87.4% of our net revenue, respectively. For the three months ended July 31, 2018, our plantation and real estate businesses accounted for approximately 6.2% and 93.8% of our net revenue, respectively.

Our real estate related revenues are derived from the tenants from our commercial buildings. We generally expect our real estate related revenues to gradually account for an increasing share of our net revenue in the future as we begin real estate development and sales activities.

During the three months ended July 31, 2019, and 2018, the following customers accounted for 10% or more of our total net revenues:

		Three months ended July 31, 2019		July 31, 2019
	Business segment	Revenues	Percentage of revenues	Trade accounts receivable

Le Apple Boutique Hotel (KLCC) Sdn. Bhd	Real estate	$392,781	42%	$–
Lim Joo Soon Enterprise	Plantation Business	117,832	13%	9,562
		$510,613	55%	$9,562

		Three months ended July 31, 2018		July 31, 2018
	Business segment	Revenues	Percentage of revenues	Trade accounts receivable

Le Apple Boutique Hotel (KLCC) Sdn. Bhd	Real estate	$406,642	90%	$–
Lim Joo Soon Enterprise	Plantation Business	28,291	6%	–
		$434,933	96%	$–

All of our customers are located in Malaysia.

Cost of Revenue. For the three-month period ended July 31, 2019, our cost of revenue as a percentage of net revenue was approximately 40.1% as compared to 33.3% for the same period ended July 31, 2018. Cost of plantation and real estate revenue as a percentage of their respective net revenue was approximately 32.8% and 41.2%, respectively, for the quarter ended July 31, 2019. For the three months ended July 31, 2018, cost of plantation and real estate as a percentage of their respective net revenue was approximately 64.4% and 31.2%, respectively. Cost of plantation revenue consists primarily of costs such as material supplies, subcontracting costs incurred for planting, fertilizing and harvesting the oil palm and durian trees. Transportation and handling costs associated with the distribution of fresh fruit bunches and durian fruits to the customers are also included in cost of revenues. The cost of revenue of the plantation business increased as a result of increased plantation sales. However, the cost of plantation revenue as a percentage of revenue decreased due the increased revenue received from the durian harvest. The cost of real estate revenue increased due to the increase in real estate revenue.

For the three months ended July 31, 2019 and 2018, no vendor accounted for 10% or more of our purchases.

Gross Profit. For the three months ended July 31, 2019, we achieved gross profit of $559,240 as compared to $302,539 for the three months ended July 31, 2018. For the three months ended July 31, 2019, our plantation and real estate operations accounted for approximately 14.2% and 85.8% of our gross profit, respectively. For the three months ended July 31, 2018, our plantation and real estate operations accounted for approximately 3.3% and 96.7% of our gross profit, respectively. The increase in overall gross profit is primarily attributable to higher rental income on our commercial properties and the commencement of our durian sales.

Once we begin real estate development, we expect gross profit derived from our real estate business to gradually increase as we commence sales activities with respect to our developed properties. We also expect our plantation revenue to increase as our premium durian orchard matures and is able to increase production of grade A fruits for distribution.

General and Administrative Expenses (“G&A”). We incurred G&A expenses of $188,498 and $116,405 for the three months ended July 31, 2019, and 2018, respectively. The increase in G&A expenses is primarily attributable to the commencement of durian sales.

As a general matter, we expect our G&A to increase in the foreseeable future as we begin development of our real estate assets and sales of durianG&A as a percentage of net revenue was approximately 20.2% and 25.7% for the three months ended July 31, 2019 and 2018, respectively.

Other Expense, net. We incurred net other expense of $366,578 for the three months ended July 31, 2019, as compared to net other expense of $215,659 for the three months ended July 31, 2018. Net other expense for the three months ended July 31, 2019 and 2018 consisted primarily of interest expense from our bank loans.

Income Tax Expense. We recorded income tax expense of $100,416 and $55,826 for the three months ended July 31, 2019 and 2018, respectively. The increase in income tax expense is primarily attributable to higher operating profit in our real estate business. Our income tax was primarily attributable to the tax effect of non-business source rental income.

Comparison of the nine months ended July 31, 2019 and July 31, 2018

The following table sets forth certain operational data for the nine months ended July 31, 2019, compared to the nine months ended July 31, 2018:

	Nine months ended July 31,
	2019	2018

Revenues, net:	$1,388,164	$1,084,291
Plantation business	153,827	133,715
Real estate	1,234,337	950,576
Total cost of revenues	(549,208)	(500,133)
Plantation business	(62,401)	(58,811)
Real estate	(486,807)	(441,322)
Gross profit	838,956	584,158
General and administrative	(288,102)	(381,979)
(Loss) income from operations	550,854	202,179
Other income/expense, net	(552,189)	(592,780)
Loss before income taxes	(1,335)	(390,601)
Income tax expense	(148,314)	(115,820)
NET LOSS	$(149,649)	$(506,421)

Net Revenue. We generated net revenue of $1,388,164 and $1,084,291 for the nine months ended July 31, 2019 and 2018, respectively. The increase in net revenue is primarily attributable to the increase in our real estate revenue and an increase in our plantation revenue. The increase in plantation revenue for the nine months ended July 31, 2019, is primarily attributable to the commencement of durian sales. The primary increase in real estate revenue is attributable to the recovery of monthly rental rate from RM400,000 to RM550,000 from our tenant of fifteen story building, Le Apple Boutique Hotel KLCC, effective from April 1, 2018. The monthly rental rate on Le Apple Boutique Hotel KLCC was previously decreased from our initial rental rate of RM550,000 to RM400,000 due to unfavourable market conditions.

For the nine months ended July 31, 2019, our plantation and real estate businesses accounted for approximately 11.1% and 88.9% of our net revenue, respectively. For the nine months ended July 31, 2018, our plantation and real estate businesses accounted for approximately 12.3% and 87.7% of our net revenue, respectively.

Our real estate related revenues are derived from the tenants from our commercial buildings. We generally expect our real estate related revenues to gradually account for an increasing share of our net revenue in the future as we begin real estate development and sales activities.

For the nine months ended July 31, 2019, and 2018, the following customers accounted for 10% or more of our total net revenues:

		Nine months ended July 31, 2019		July 31, 2019
	Business segment	Revenues	Percentage of revenues	Trade accounts receivable

Le Apple Boutique Hotel (KLCC) Sdn. Bhd	Real estate	$1,178,343	85%	$–
Lim Joo Soon Enterprise	Plantation Business	153,827	11%	–
		$1,332,170	96%	$–

		Nine months ended July 31, 2018		July 31, 2018
	Business segment	Revenues	Percentage of revenues	Trade accounts receivable

Le Apple Boutique Hotel (KLCC) Sdn. Bhd	Real estate	$894,110	83%	$–
Lim Joo Soon Enterprise	Plantation Business	133,715	12%	–
		$1,027,825	95%	$–

All of our customers are located in Malaysia.

Cost of Revenue. For the nine months ended July 31, 2019, our cost of revenue as a percentage of net revenue was approximately 39.6% with our plantation and real estate businesses accounting for 11.4% and 88.6% of the cost of revenue. For the nine months ended July 31, 2018, our cost of revenue as a percentage of net revenue was approximately 46.1% with our plantation and real estate businesses accounting for 11.8% and 88.2% of the cost of revenue. Cost of real estate revenue in 2019 and 2018 primarily consisted of land taxes, maintenance and depreciation of the leased properties of our real estate. Cost of plantation revenue in 2019 consisted primarily of the costs related to the oil palm and durian business such as material supplies, subcontracting costs and transportation costs incurred for planting, fertilizing and harvesting the oil palm and durian trees. Shipping and handling costs associated with the distribution of fresh fruit bunches and durian fruits to the customers are also included in cost of revenues.

For the nine months ended July 31, 2019 and 2018, no vendor accounted for 10% or more of our purchases.

Gross Profit. For the nine months ended July 31, 2019, we achieved gross profit of $838,956 as compared to $584,158 for the same period ended July 31, 2018. As of July 31, 2019, our plantation and real estate businesses accounted for approximately 10.9% and 89.1%, respectively, of our gross profit. For the nine months ended July 31, 2018, our plantation and real estate operations accounted for approximately 12.8% and 87.2% of our gross profit, respectively. The increase in overall gross profit is primarily attributable to higher rental income on our commercial properties and the commencement of our durian sales.

Once we begin real estate development, we expect gross profit derived from our real estate business to gradually increase as we commence sales activities with respect to our developed properties. We also expect our plantation revenue to increase as our premium durian orchard matures and is able to increase production of grade A fruits for distribution.

General and Administrative Expenses (“G&A”). We incurred G&A expenses of $288,102 and $381,979 for the nine months ended July 31, 2019, and 2018, respectively. The decrease in G&A expenses is primarily attributable to decrease in professional fees.

As a general matter, we expect our G&A to increase in the foreseeable future as we begin development of our real estate assets. G&A as a percentage of net revenue was approximately 20.8% and 35.2% for the nine months ended July 31, 2019 and 2018, respectively.

Other Expense, net. We incurred net other expense of $552,189 for the nine months ended July 31, 2019, as compared to net other expense of $592,780 for the nine months ended July 31, 2018. Net other expense for the nine months ended July 31, 2019 and 2018 consisted primarily of interest expense from our bank loans.

Income Tax Expense. We recorded income tax expense of $148,314 and $115,820 for the nine months ended July 31, 2019 and 2018, respectively. Our income tax was primarily attributable to the tax effect of non-business source rental income. The increase in income tax is primarily attributable to higher operating profit in our real estate business.

Liquidity and Capital Resources

As of July 31, 2019, we had cash and cash equivalents of $186,137 as compared to $186,712 as of the same period last year. Our cash and cash equivalents increased as a result of receiving a new bank loan.

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

	Nine months ended July 31,
	2019	2018

Net cash used in operating activities	$(21,470)	$(150,286)
Net cash used in investing activities	$(69,389)	$(86,413)
Net cash (used in)/provided by financing activities	$(232,737)	$119,886

Net Cash Used In Operating Activities.

For the nine months ended July 31, 2019, net cash used in operating activities was $21,470, which consisted primarily of a net loss (excluding non-cash depreciation) of $214,015, a decrease in income tax payable of $163,448, a decrease in accrued liabilities and other payables of $53,124, a decrease in account payables of $10,520, offset by a increase in rental concession of $19,972 and decrease in account receivable of $18,998.

For the nine months ended July 31, 2018, net cash used in operating activities was $150,286, which consisted primarily of a net loss (excluding non-cash depreciation) of $104,681, a decrease in income tax payable of $139,817 a decrease in accrued liabilities and other payables of $116,969, offset by a decrease in rental concession of $48,246 and decrease in account receivable of $162,857.

We expect rental income from our real estate operations to increase as we increase the occupancy rates of our commercial buildings, which will be offset by the increased expenses associated with developing our residential projects. We expect to continue to rely on cash generated through private placements of our securities, however, to finance our operations and future acquisitions.

Net Cash (Used In)/Provided By Investing Activities.

For the nine months ended July 31, 2019, net cash used in investing activities was $69,389, consisting of $40,508 of plantation development construction costs, and cost of purchase of property, plant and equipment of $28,881.

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

Net Cash Provided by/(Used In) Financing Activities.

For the nine months ended July 31, 2019, net cash used in financing activities was $232,737, consisting primarily of proceeds from a new loan of $1,204,880, offset by repayment of $975,210 to Weng Kung Wong, our Chief Executive Officer, Interim Chief Financial Officer and Interim Secretary and director and repayments of $462,407 on outstanding bank loans.

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

Contractual Obligations and Commercial Commitments

We had the following contractual obligations and commercial commitments as of July 31, 2019:

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Amounts due to related parties	$1,409,160	$86,420	$1,322,740	$–	$–
Commercial commitments
Bank loan repayment	15,000,865	715,901	1,559,568	1,747,336	10,978,060
Total obligations	$16,410,025	$802,321	$2,882,308	$1,747,336	$10,978,060

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

Accounts receivable are recorded at the invoiced amount and do not bear interest. We extend unsecured credit to our customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and determined based on managements’ assessment of known requirements, aging of receivables, payment history, the customer’s current credit worthiness and the economic environment. We will consider the allowance for doubtful accounts for any estimated losses resulting from the inability of our customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. We do not have any off-balance-sheet credit exposure related to our customers. Based upon the aforementioned criteria, we did not write off accounts receivable on uncollectible rental receivable at July 31, 2019 and October 31, 2018.

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

Policy for Capitalizing Development Cost

The cost of buildings and improvements includes the purchase price of property, legal fees and other acquisition costs. Costs directly related to planning, developing, initial leasing and constructing a property are capitalized and classified as Real Estate in the consolidated balance sheets. Capitalized development costs include interest, and other direct project costs incurred during the period of development. As of July 31, 2019 and October 31, 2018, there was no such capitalized interest.

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

Revenue from plantation sales include the sale of palm oil fruit bunches and sale of durian. The sale is recognized upon confirmation of the weight of produces and transported to the customer, when there is persuasive evidence of an arrangement, delivery has occurred and risk of loss has passed, the sales price is fixed or determinable at the date of sale, and collectability is reasonably assured. For the three months ended July 31, 2019, sales of palm oil and durian was $117,832. For the three months ended July 31, 2018, sales of palm oil was $28,291. For the nine months ended July 31, 2019, sales of palm oil and durian was $153,827. For the nine months ended July 31, 2018, sales of palm oil was $133,715.

(b)	Rental income

We generally lease the units under operating leases with terms of two years or less. For the nine months ended July 31, 2019 and 2018, we have recorded $1,234,337 and $950,576 in lease revenue, based upon our annual rental over the life of the lease under operating lease, using the straight-line method in accordance with ASC Topic 970-605, “Real Estate – General – Revenue Recognition” (“ASC Topic 970-605”).

As of July 31, 2019, the commercial buildings for lease are as follows:

Name of Commercial building	Number of units (by floor)	Footage area (square feet)	Vacancy percentage

Megan Avenue	12	19,987	33%
Le Apple Boutique Hotel KLCC (fka “Menara CMY”)	15	91,848	0%

We expect to record approximately $1.62 million in annual lease revenue under the operating lease arrangements in the next twelve months through July 31, 2020.

•	Cost of revenues

Cost of revenue on plantation sales includes material supplies, subcontracting costs and transportation costs incurred for planting, fertilizing and harvesting the oil palm and durian trees. Transportation and handling costs associated with the distribution of fresh oil palm fruit bunches and durian fruits to the customers are also included in cost of revenues.

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

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the period ended July 31,
	2019	2018

Period-end MYR : US$1 exchange rate	4.1239	4.0559
Period-average MYR : US$1 exchange rate	4.1308	3.9900

•	Related parties

Parties, which can be a corporation or individual, are considered to be related if we have the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

•	Segment reporting

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with our internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. During the period ended July 31, 2019 and 2018, we operate in two reportable operating segments in Malaysia.

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

The following table summarizes information on the fair value measurement of our financial assets as of July 31, 2019 and October 31, 2018, measured at fair value, grouped by the categories described above:

	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

As of July 31, 2019
Marketable securities, available-for-sale	$172,606	$–	$–

As of October 31, 2018
Marketable securities, available-for-sale	$172,532	$–	$–

As of July 31, 2019, we did not have any nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements, at least annually, on a recurring basis, nor did we have any assets or liabilities measured at fair value on a non-recurring basis.

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

In March 2019, FASB Issued Accounting Standards Update 2019-01, Leases (Topic 842): Codification Improvements. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. We do not expect the adoption of this ASU to have a material effect on our consolidated financial statements.

In March 2019, FASB Issued Accounting Standards Update 2019-02, Leases (Topic 842): Improvements to Accounting for Costs of Films and License Agreements for Program Materials. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. We do not expect the adoption of this ASU to have a material effect on our consolidated financial statements.

In March 2019, FASB Issued Accounting Standards Update 2019-03, Not-for-Profit Entities (Topic 958): Updating the Definition of Collections (Topic 958). We do not expect the adoption of this ASU to have a material effect on our consolidated financial statements as the ASU is applicable to not-for-profit entities.

In April 2019, FASB Issued Accounting Standards Update 2019-04 Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. The ASU 2019-04 clarifies and improves guidance within the recently issued standards on credit losses, hedging, and recognition and measurement of financial instruments: The effective dates for amendments related to ASUs 2016-13 and 2017-12 align with the effective dates of those standards, unless an entity has already adopted one or both. We do not expect the adoption of this ASU to have a material effect on our consolidated financial statements.

In May 2019, FASB Issued Accounting Standards Update 2019-05, Targeted Transition Relief. ASU 2019-05 provides transition relief for ASU 2016-13 (“credit losses standard”) by providing entities with an alternative to irrevocably elect the fair value option for eligible financial assets measured at amortized cost upon adoption of the new credit losses standard. For entities that have not yet adopted ASU 2016-13, the effective dates are the same as those in ASU 2016-13. For entities that have adopted ASU 2016-13, ASU 2019-05 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted once ASU 2016-13 has been adopted. We do not expect the adoption of this ASU to have a material effect on our consolidated financial statements.

In May 2019, FASB Issued Accounting Standards Update 2019-06, Extending the Private Company Accounting Alternatives on Goodwill and Certain Identifiable Intangible Assets to Not-for-Profit Entities. The amendments are affective upon issuance of the ASU. We do not expect the adoption of this ASU to have a material effect on our consolidated financial statements.

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

Commodity price

Our primary market risk exposure results from the price we receive for our palm oil fruit bunches and durian fruits. We do not currently engage in any commodity hedging activities, although we may do so in the future. Realized commodity pricing for our operation is primarily driven by the prevailing worldwide price for palm oil fruit bunches and durian fruits. Pricing for palm oil fruit bunches and durian fruits has been volatile and unpredictable in recent years, and we expect this volatility to continue in the foreseeable future. The prices we receive for operation depend on many factors outside of our control, including volatility in the differences between product prices at sales points and the applicable commodity index price.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), under the supervision of and with the participation of our management, including the Chief Executive Officer and Interim Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Interim Chief Financial Officer, concluded that our disclosure controls and procedures, subject to limitations as noted below, as of July 31, 2019, and during the period prior to and including the date of this report, were effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

Subject to the foregoing disclosure, there were no changes in our internal control over financial reporting that occurred during our last fiscal quarter ended July 31, 2019, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1	Legal Proceedings

We are not a party to any legal or administrative proceedings that we believe, individually or in the aggregate, would be likely to have a material adverse effect on our financial condition or results of operations.

ITEM 1A	Risk Factors

Not Applicable.

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3	Defaults upon Senior Securities

None.

ITEM 4	Mine Safety Disclosures

Not applicable.

ITEM 5	Other Information

None.

ITEM 6	Exhibits

Exhibit No.	Name of Exhibit
2.1	Articles of Exchange (1)
3.1	Amended and Restated Articles of Incorporation (1)
3.2	Amended and Restated Bylaws (2)
4.1	Form of common stock certificate (1)
10.1	Tenancy Agreement, dated October 18, 2014, by and between PGCG Assets Holdings Sdn. Bhd. and Le Apple Boutique Hotel (KLCC) Sdn. Bhd. (3)
10.2	Offer Letter dated March 26, 2013, issued by RHB Bank Berhad with respect to four banking facilities in the aggregate principal amount of up to RM 3,452,000 (4)
10.3	Offer Letter dated March 26, 2013, issued by RHB Bank Berhad with respect to two banking facilities in the aggregate principal amount of up to RM 1,680,000 (4)
10.4	Offer Letter dated March 26, 2013, issued by RHB Bank Berhad with respect to six banking facilities in the aggregate principal amount of up to RM 4,708,000 (4)
10.5	Letter of Offer issued by Public Islamic Bank Berhad to PGCG Assets Holdings Sdn. Bhd. effective July 10, 2018 (5)
10.6	Letter of Appointment dated July 19, 2011, by and between Union Hub Technology Sdn. Bhd. and Weng Kung Wong (6)
10.7	Escrow Agreement dated July 7, 2014, by and among Chen-Drake Law Group, P.C. Prime Global Capital Group Incorporated, and Peijin Wu Hoppe (7)
10.8	Letter of Offer issued by Public Islamic Bank Berhad to Virtual Setup Sdn. Bhd. effective March 28, 2019 (8)
14	Code of Business Conduct and Ethics (9)
21	List of Subsidiaries (10)
31.1	Certification of Certification of Chief Executive Officer and Interim Chief Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.*
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
99.1	Charter to Compensation Committee (11)
99.2	Charter to Audit Committee (11)
99.3	Charter to Corporate Governance Committee (11)
99.4	Audit Committee Pre-Approval Procedures (7)
101.INS	XBRL Instance Document*
101.SCH	XBRL Schema Document*
101.CAL	XBRL Calculation Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*
101.LAB	XBRL Label Linkbase Document*
101.PRE	XBRL Presentation Linkbase Document*

*	Filed herewith.

(1)	Incorporated by reference from our Quarterly Report on Form 10-Q filed with the Securities and Exchange on February 22, 2011.
(2)	Incorporated by reference from Exhibit 2 to Preliminary Information Statement on Schedule 14C filed with the Securities and Exchange Commission on December 23, 2010.
(3)	Incorporated by reference From Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange on August 18, 2014.
(4)	Incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2013.
(5)	Incorporated by reference from our Annual Report on Form 10-K filed with the Securities and Exchange Commission on January 29, 2019.
(6)	Incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 19, 2011.
(7)	Incorporated by reference from our Annual Report on Form 10-K filed with the Securities and Exchange Commission on January 29, 2016.
(8)	Incorporated by reference from our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on June 14, 2019.
(9)	Incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 2, 2012.
(10)	Incorporated by reference from Exhibit 21.1 to the Company’s Form 10-K filed with the Securities and Exchange Commission on January 30, 2018.
(11)	Incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 27, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

	By:	/s/Weng Kung Wong
Weng Kung Wong
Chief Executive Officer
Date: September 16, 2019

