Form 10-K
period 2019-10-31
PRIME GLOBAL CAPITAL GROUP Inc
filed 2020-02-03
CIK 1462047

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company☐

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding at January 28, 2020
Common Stock, $.001 par value per share	512,682,393 shares

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

Name	Office
Weng Kung Wong	Chief Executive Officer, Director
Liong Tat Teh	Chief Financial Officer,
Sek Fong Wong	Secretary,

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

4

Current Business Operations

Current Corporate Structure

A chart of our current corporate structure is set forth below:

* Denvoursuisse Sdn. Bhd., an unaffiliated third party, owns 10% of PGCG Assets and 5% of VSSB.

During fiscal year 2019, we operated two business segments: (i) our oil palm and durian plantation business; and (ii) our real estate business. Our oil palm and durian plantation business is operated through Virtual Setup Sdn. Bhd., or VSSB, and our real estate business is primarily operated through PGCG Assets Holdings Sdn. Bhd., or PGCG Assets, and Dunford Corporation Sdn. Bhd.

During the last two fiscal years, each of our business segments accounted for the amount and percentage of net revenue set forth below:

	October 31, 2019		October 31, 2018
	Net Revenue	% of Net Revenue	Net Revenue	% of Net Revenue
Plantation	286,084	14.91%	164,947	10.8%
Real Estate	1,632,055	85.09%	1,364,639	89.2%

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

We directly manage our oil palm plantation. The Board expects to monitor its plantation operations in the near future to determine whether the Company will continue with direct operations, enter into another contracting arrangement or sell the oil palm plantation.

Currently, oil palm cultivation comprises 79% of our plantation business. If our cultivation operations expand, we may consider building or acquiring one or more oil mills to extract and sell CPO and PKO from FFB cultivated on our own plantation and on smaller local plantations.

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

Our Durian Orchard

We commenced planting premium durian, of the “Musang King” variety, in the first quarter of calendar year 2014. The first phase consists of 60 acres, the second and third phase consist of approximately 130 acres and the fourth phase consist of 170 acres. With over 200 varieties, durian is regarded by many people in Southeast Asia as the "king of fruits" with the “Musang King” variety being one of the best. Durian fruit can grow as large as 30 centimeters (12 in) long and 15 centimeters (6 in) in diameter, and it typically weighs one to three kilograms (2 to 7 lbs.). Its shape ranges from oblong to round, the colour of its husk green to brown, and its flesh pale yellow to red, depending on the species. Durian trees have one or two fruiting periods per year, although the timing may vary depending on the species, cultivars, and localities. A typical durian tree can bear fruit after four or five years. The durian fruit can hang from any branch and matures roughly three months after pollination. As of the date of this report, we have replanted approximately 180 acres of our oil palm plantation land with premium durian trees of the “Musang King” variety. We planted approximately 30 trees per acre and anticipate an average production of 35-50 grade A fruits per tree for each of the two harvesting seasons per year. Our premium durian constitutes approximately 21% of our plantation business.

In 2016, we began using our internally developed planting technology, our cutting edge technological bio fertilizers that has reduced the maturity time of the durian tree from 5 years to 3 years. The durian trees planted during the first phase has begun to bear fruits, with our first major harvest occurring in July 2019. We expect the second and third phase plantings to begin bearing fruit by 2021 and the fourth phase planting by 2023, at the latest.

Premium Durian Pricing

Prices of durians are relatively high as compared with other fruits. In Singapore, the strong demand for high quality cultivars such as the D24(Sultan), and Musang King (Mao Shan Wang) has resulted in typical retail prices of between $6 to $12 per kilogram and wholesale prices between $6 to $12 per kilogram of whole fruit. With an average weight of about 1.5 kilograms (3.3 lbs.), a durian fruit would therefore cost about $9 to $18. The edible portion of the fruit, known as the aril and usually referred to as the "flesh" or "pulp", only accounts for about 15–30% of the mass of the entire fruit.

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

Real Estate Market Conditions in Malaysia

We believe that Malaysia’s property market has been subdued in 2018 and 2019, and based on industry experts from Malaysia, the same is expected in 2020. However, these industry experts also believe that the recent development of the LRT/MRT train lines which enhances connectivity to Greater Klang Valley including Seremban, Rawang and Klang will bode well for the residential and commercial property markets. We believe that Malaysia has a young demographic, with 80% of Malaysians below the age of 50. We believe that demand for housing will increase as more young adults enter the workforce and begin family formation.

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

Our Commercial Real Estate Holdings

We generate rental income from our 12 story and 15 story commercial properties and anticipate generating income from the sale of developed properties. As of October 31 2019, we occupy 2 floors of our 12 story commercial building as our corporate headquarters and 6 floors have been leased to tenants at market rates. The remaining 4 floors are currently vacant and we are actively attempting to lease these 4 floors.

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

The Rental Agreement operates on thirty sequential renewable one-year terms, with the current term expiring November 30, 2019. Provided that there are no existing breaches by Le Apple, we will be required to renew the lease for additional one-year terms, for a maximum aggregate term of thirty years. The monthly rental rate shall be increased every three years at an increment rate of 5% to 10% of the current monthly rental rate, or shall be based on the prevailing market rate, whichever is lower. Our current rental rate has increased from RM400,000 to RM550,000 (approximately $131,520) from April 1, 2018.

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

Keen Solution Sdn. Bhd. owns 45% of the shares in Le Apple Boutique Hotel (KLCC) Sdn Bhd. Chai Sook Tieng is a director and owns 55% of the shares of Keen Solution Sdn. Bhd. Chai Sook Tieng is the spouse of Wong Weng Kung, our Chief Executive Officer, Interim Chief Financial Officer, Interim Secretary and Director.

If the business of our tenant is adversely affected, we will be required to seek replacement tenants. There can be no assurance that the business of our tenant will continue for the term of the lease or that we will be able to find a replacement tenant if our tenant is no longer able to meet its lease obligations. If we are unable to lease out the premise, our operating results may be materially and adversely affected. We expect demand for commercial property to remain steady and positive for 2020. As a result, we do not anticipate significant challenges in leasing out our 12 story and 15 story commercial buildings.

Development Activities

We hold a 99-year leasehold interest to 21.8921 hectares (54.10 acres) of vacant development land, or the Land, and two parcels of vacant land aggregating approximately 31 acres, or the Dunford Parcels, all located in Selangor, Malaysia. We intend to develop the Land into the Shah Alam 2 Eco Residential Development project and hope to develop the Dunford Parcels into the Bandar Sungai Long High Grade Villas Community project. For better cash flow planning, we have strategized that the development of our Bandar Sungai Long High Grade Villas Community project will commence once we have successfully sold Phase 1 and Phase 2 of the Shah Alam 2 Eco Residential Development project. If we are not able to successfully develop, market and sell our Shah Alam 2 Eco Residential Development project, our ability to complete all or any portion of our Bandar Sungai Long High Grade Villas Community Project may be affected. As at the date of this report, due to market forces, we plan to begin construction by the end of calendar 2023 to maximize profits.

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

On July 1, 2016, PGCG Assets entered into a memorandum of understanding (“MOU”) with Yong Tai Berhad, a public listed corporation in the main market of Bursa Malaysia Berhad (“YTB”) engaged in the business of commercial and residential property development, to jointly develop our land (the “Land”) located at Puncak Alam (the “Proposed JV”). Under the MOU, the parties agreed to use their best efforts to negotiate exclusively with each other regarding the terms and conditions of the definitive agreement to jointly develop the Land. On February 15, 2017, PGCG Assets and YTB entered into a Mutual Termination of Memorandum of Understanding (the “Termination MOU”) pursuant to which the parties mutually agreed to terminate the MOU as the parties were unable to agree and finalize the terms of the Proposed JV. In light of the termination of the Proposed JV with YTB, we plan to develop, market, promote and complete the construction on our own. As at the date of this report, due to market forces, we plan to begin construction by the end of calendar 2023 to maximize profits. We believe that we will require approximately RM5 to RM10 million in the aggregate to market, promote and complete construction of each phase of our Shah Alam 2 Eco Residential Development Project.

If completed, we expect our Shah Alam 2 Eco Residential Development project to comprise of the following:

Types of property	Total Block(s)	Floor(s)/ Units per floor / Land size	Total Unit(s)	Planned Built-up area (sq. ft.)
2-Story Boulevard Shop offices		22ft x 75ft / 22ft x 78ft / 20ft x 70ft	74	2,500 to 2,900
3-Story Boulevard Shop offices		30ft x 75ft / 30ft x 77ft	12	6,000 to 6,700
Stratified Affordable Shops		20ft x 35ft	18	700

High Rise Apartments	2	11 floor X 12 units
Type A			21	1,200
Type B			21	1,100
Type C			125	1,000
Type D			83	800

Affordable Apartments (Type B)	1		172	750
Affordable Apartments (Type C)	1		173	900

Landed Homes :-
3 - Story Superlink Homes	-	22ft x 75ft	122	2,500
2 - Story Link Homes	-	20ft x 70ft	33	1,600
2 - Story Cluster Semi-Detached Homes	-	30ft x 60ft	128	1,800
2 - Story Cluster Semi-Detached Homes	-	30ft x 55ft	16	1,650
2 - Story Semi-Detached Homes	-	40ft x 65ft	24	1,900
3 - Story Bungalow Homes	-	80ft – 90ft x 60ft	7	3,500 to 5,000
2 - Story Semi-Detached Homes	-	42ft x 60ft	2	1,920
2 - Story Semi-Detached Homes	-	47ft x 60ft	2	2,220
2 - Story Semi-Detached Homes	-	40ft x 60ft	2	1,800

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

Types of property	Total Block(s)	Floor(s)/ Units per floor / Land size	Total Unit(s)	Planned Built-up area (sq. ft.)
2 ½ - Story Superlink Homes		30ft x 80ft	77	3,500 sq.ft.
Condominiums	4	–	508	1,000 sq.ft. 1,100 sq.ft. 1,200 sq.ft. 1,300 sq.ft.
Low-Cost Apartments	1	–	234	700 sq.ft.
Low-Medium Cost Apartments	1	–	130	750 sq.ft. 900 sq.ft.
Medium-Cost Apartments	1	–	226	1,000 sq.ft.

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

As of October 31, 2019, we had cash and cash equivalents of $198,113. We believe that we will need approximately RM5 to RM10 million (equivalent to $1.2 to $2.4 million) in the aggregate to market, promote and complete construction of our Shah Alam 2 Eco Residential Development Project. We hope to finance such costs through the combination of loans, funds from ongoing building sales and operating capital.

Moneylenders License

On September 8, 2016, the Urban Wellbeing, Housing and Local Government Ministry of Malaysia announced the introduction of an initiative that will enable property developers to provide loans to buyers at an annual interest rate between 12 and 18 percent. Developers will be able to begin applying to the ministry on September 8, 2016, for a money lending license. It is our understanding that loans made pursuant to such license will not be restricted to first time homebuyers.

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

As at the date of this report, our durian fruits are primarily sold to and distributed by local wholesalers within Pahang.

Marketing, Sales and Support

Our sales and support staff focus on identifying land for the cultivation of our oil palm, durian and preparation for the marketing activities of our real estate development projects.

We do not and have no immediate plans to engage in marketing activities with respect to our oil palm plantation business as our FFBs are sold in bulk to extractors and processors.

We also do not at the present moment, have any immediate plans to engage in marketing activities with respect to our durian plantation business as our durians fruits are primarily sold to and distributed by local wholesalers in Malaysia.

Once we commence construction of our Shah Alam 2 Eco Residential Development or Bandar Sungai Long High Grade Villas Community projects, we expect to initiate marketing activities directed toward prospective purchasers for the sale of our property units that we are developing.

Major Customers

We generated net revenues of $1,918,139 during the fiscal year ended October 31, 2019. Our real estate business accounted for approximately 85% of our net revenue in Malaysia. We are not a party to any long-term agreements with our customers.

During the fiscal years ended October 31, 2019, and 2018, the following customer accounted for 10% or more of our total net revenues:

		Year ended October 31, 2019		October 31, 2019
	Business segment	Revenues	Percentage of revenues	Trade accounts receivable
Le Apple Boutique Hotel (KLCC) Sdn. Bhd.	Real estate	$1,558,111	83%	$4,104
Lim Joo Soon Enterprise	Plantation	286,084	15%	8,852
		1,844,195	98%	12,956

		Year ended October 31, 2018		October 31, 2018
	Business segment	Revenues	Percentage of revenues	Trade accounts receivable
Le Apple Boutique Hotel (KLCC) Sdn. Bhd.	Real estate	$1,289,505	89%	$2,398

All of our customers are located in Malaysia.

Key Vendors

All of our key vendors are located in Malaysia. We are not a party to any long-term agreements with our major vendors. In light of the discontinuation of our software and consumer goods business segments, we do not expect to engage the services of software vendors in the future. We do not anticipate difficulties in locating alternative developers and other vendors as needed.

During the fiscal year ended October 31, 2019, and 2018, no vendor accounted for 10% or more of our purchase.

Competition and Market Position

Oil Palm Plantation

Our oil palm plantation is characterized by intense competition, pricing volatility and foreign currency risks. Our competitors range from small-scale operators to fully integrated multinational enterprises with significant financial, technical, sales, marketing and other resources. In addition to palm oil producers, our competitors for the oil palm plantation business also include producers of alternative vegetable oils such as soybean, rapeseed, cottonseed, peanut, sunflower seed and corn oils.

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

Durian Orchard Business

Our orchard business is mainly challenged by market fundamentals that affects the supply of durian fruits such as climate change, pests and viruses.

We believe that we will be able to mitigate these challenges through the use of our cutting edge technological bio fertilizers. Furthermore, with the increasing demand for durian fruit in China, south east nations and western countries, over the recent years and with the announcement in May 2019 by the Chinese customs department and the Malaysia’s Deputy Minister of Agriculture and Agro-based Industry that Malaysian companies will be allowed to export frozen whole durians to China, we expect the demand for durian fruits from Malaysia to increase in the coming years.

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

Plantation Lands

Our plantation lands are subject to many additional laws addressing land, environmental, labor, wildlife and crop cultivation matters. By way of example, we are subject to the Land Acquisition Act of 1960, which specifies the conditions under which the Malaysian government may acquire by eminent domain private land (including our plantation lands) to pursue its social policies. We are also subject to various environmental laws including the Environmental Quality (Prescribed Activities) (Environmental Impact Assessment) Order 1987 which governs land clearing, air emissions, waste water discharges and other similar matters, the Workers’ Minimum Standard of Housing & Amenities Act 1990 which requires us to provide our plantation workers with reasonable housing and amenities, water, electricity and addresses other sanitation related matters, other labor laws governing minimum wages, wage increases and occupational health and safety, the Pesticides Act 1974 (Pesticides Registration) Rules 1988, Pesticides (Licensing for sale and storage) Rules 1988 and Pesticides (Labeling) Regulations 1984 which govern the registration, use, labeling and storage of pesticides and the Protection of Wildlife Act 1972 which governs the capture and destruction of certain protected wildlife.

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

Employees

As of October 31, 2019, we had 9 employees in Malaysia, all of which are full-time. Our employees are in the following principal areas:

Administrative / Finance – 3

Management– 3

Plantation operations – 3

All of our employees are located in Malaysia and are primarily focused on our real estate businesses. None of our employees are members of a trade union. We believe that we maintain good relationships with our employees, and have not experienced any strikes or shutdowns and have not been involved in any labor disputes.

We are required to make contributions under a defined contribution pension plan for all of our eligible employees in Malaysia. We are required to contribute a specified percentage of the participants’ relevant income based on their ages and wages level. The total contributions made were $21,823 and $23,602, for the years ended October 31, 2019, and 2018, respectively.

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

Outstanding principal amounts due under the Loan accrue interest at a rate of 1.50% per annum below the Base Financing Rate, which is currently at 6.97% per annum. The Loan is repayable in monthly installments of RM407,750.00 (approximately $97,503), including interest, over a period of 180 months and will mature in 2033. As of October 31, 2019, $12 million was outstanding under the Loan.

12 Story Bank Loan

In May 2013, PGCG Assets obtained a loan in the aggregate amount of RM9,840,000 (approximately $2,346,488) from RHB Bank Berhad, a financial institution in Malaysia to finance the acquisition of a twelve story office building property, which bears interest at a rate of 1.90% per annum below the lending rate, with an monthly instalment of RM58,317 (approximately $13,659), including interest, variable rate quoted by the bank, with 288 monthly installments over a period of 24 years and will mature in 2037. The loan is secured by the 12-story commercial office building “Megan Avenue” in Kuala Lumpur, Malaysia and is personally guaranteed by our director and Chief Executive Officer, Weng Kung Wong, the director of UHT, our subsidiary, Kok Wai Chai and UHT.

The foregoing descriptions of the loan agreements with each of Public Islamic Bank Berhad and RHB Bank Berhad are qualified in their entirety by reference to the loan agreements, which are filed as Exhibits 10.2 through and including 10.5 to this Annual Report and incorporated herein by reference.

Financing Loan

In April 2019, the Company, through Virtual Setup Sdn Bhd (“VSSB”) obtained a loan in the aggregate amount of RM5,000,000 from Public Islamic Bank Berhad, a financial institution in Malaysia for working capital purpose, which bears interest at a rate of 1.00% per annum above base financing rate, variable rate quoted by the bank, with 120 monthly instalments of RM60,590 each (including interests) over a period of 10 years and will mature in 2029.

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

	Price Range
	High	Low
Fiscal 2019
First quarter	$0.03	$0.02
Second quarter	0.87	0.02
Third quarter	0.39	0.15
Fourth quarter	0.15	0.12
Fiscal 2018
First quarter	$0.10	$0.10
Second quarter	0.10	0.02
Third quarter	0.10	0.03
Fourth quarter	0.03	0.03

Our common stock is quoted on the Over the Counter Bulletin Board under the symbol PGCG. As of January 13, 2020, the closing price of our securities was $0.07.

(b)  Approximate Number of Holders of Common Stock

As of January 13, 2020, there were approximately 2285 shareholders of record of our common stock. Such number does not include any shareholders holding shares in nominee or “street name”.

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

(e)  Recent Sales of Unregistered Securities

The information set forth below describes our issuance of securities without registration under the Securities Act of 1933, as amended, during the year ended October 31, 2019, that were not previously disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K: None.

ITEM 6.  Selected Financial Data.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This discussion summarizes the significant factors affecting the operating results, financial condition, liquidity and cash flows of the Company and its subsidiaries for the fiscal years ended October 31, 2019 and 2018. The discussion and analysis that follow should be read together with the section entitled “Forward Looking Statements” and our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this annual report on Form 10-K.

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

Overview

During the fiscal year 2019, we operated in two business segments: (i) our oil palm and durian plantation business; and (ii) our real estate business. Our oil palm and durian plantation business is operated through Virtual Setup Sdn. Bhd., or VSSB, and our real estate business is primarily operated through PGCG Assets Holdings Sdn. Bhd., or PGCG Assets, and Dunford Corporation Sdn Bhd. Oil palm and durian comprise approximately 79% and 21% of our plantation business.

Summarized financial information regarding each revenue generating segment for the year ended October 31, 2019 is as follows:

	Year ended October 31, 2019
	Plantation Business	Real Estate Business	Corporate	Total

Revenues, net	$286,084	$1,657,811	$–	$1,943,895
Less: inter-company revenues	–	(25,756)	–	(25,756)
Revenues from external customers	286,084	1,632,055	–	1,918,139
Cost of revenues	(82,983)	(566,513)	–	(649,496)
Gross profit	203,101	1,065,542	–	1,268,643
Depreciation	12,434	463,140	6,062	481,636
Net income (loss)	30,933	47,123	(345,377)	(267,321)
Total assets	6,308,836	37,943,770	220,675	44,473,281
Expenditure for long-lived assets	$33,515	$–	$–	$33,515

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

Challenges From Our Oil Palm Planting Operations

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

Challenges From Our Durian Planting Operations

We commenced planting premium durian, of the “Musang King” variety, in the first quarter of calendar year 2014. As of the date of this report, we have replanted approximately 180 acres of our oil palm with premium durian trees. We planted an average of 30 trees per acre and anticipate an average production of 35-50 grade A fruits per tree for each of the two harvesting seasons per year.

We used the latest planting technology in 2016, which we hope will reduce the maturity time of the durian tree from 5 years to 3 years. The durian trees planted during the first phase has begun to bear fruits, and our first major harvest occurred in July 2019. We expect the second and third phase to begin bearing fruit by 2021 and the fourth phase by 2023, at the latest.

Challenges From Our Real Estate Operations

Commercial Buildings

We generate rental income from our 12 story and 15 story commercial properties and anticipate generating income from the sale of developed properties. As of Oct 31, 2019, we occupy 2 floors of our 12 story commercial building as our corporate headquarters, 6 floors have been leased to tenants at market rate. The remaining 4 floors are currently vacant and we are actively attempting to lease these 4 floors.

Our 15 story building is fully leased to Le Apple Boutique Hotel (KLCC) Sdn Bhd (“Le Apple”) which operates a boutique hotel on the premises. The Rental Agreement has an initial term of one (1) year commencing December 1, 2018 and expiring November 30, 2019. Provided that there are no existing breaches by Le Apple, we will be required to renew the lease for additional one-year terms for a maximum aggregate term of thirty years. The monthly rental rate shall be increased every three years at an increment rate of 5% to 10% of the current monthly rental rate, or shall be based on the prevailing market rate, whichever is lower. Our current rental rate has increased from RM400,000 to RM550,000 (approximately $131,520) from April 1, 2018.

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

On July 1, 2016, PGCG Assets entered into a memorandum of understanding (“MOU”) with Yong Tai Berhad, a public listed corporation in the main market of Bursa Malaysia Berhad (“YTB”) engaged in the business of commercial and residential property development, to jointly develop our land (the “Land”) located at Puncak Alam (the “Proposed JV”). The MOU was terminated on February 15, 2017, pursuant to the terms of a Mutual Termination of Memorandum of Understanding (the “Termination MOU”). In light of the termination of the Proposed JV with YTB, we intend to develop, market, promote and complete the construction on our own. Due to market forces, we plan to begin construction by the end of calendar 2023, to maximize profits.

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

Results of Operations

As of October 31, 2019, we suffered from continuous operating loss from prior years and working capital deficit of $1,467,703. Our continuation as a going concern is dependent upon improving our profitability and the continuing financial support from our stockholders or other capital sources. Management believes that the continuing financial support from the existing shareholders and external financing will provide the additional cash to meet our obligations as they become due.

These consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

The following table sets forth certain operational data for the years indicated:

	Fiscal Years Ended October 31,
	2019	2018
Total net revenues	$1,918,139	$1,529,586
Plantation business	286,084	164,947
Real estate	1,632,055	1,364,639
Total cost of revenue	(649,496)	(695,040)
Plantation business	(82,983)	(79,679)
Real estate	(566,513)	(615,361)
Gross profit	1,268,643	834,546
Plantation business	203,101	85,268
Real estate	1,065,542	749,278
General and administrative expenses	(667,932)	(352,006)
Other income, net (expense)	(690,825)	(823,079)
Income tax expense	(177,207)	(213,423)
Net loss	(267,321)	(553,962)

Comparison of the fiscal years ended October 31, 2019 and October 31, 2018

Net Revenue. We generated net revenue of $1,918,139 and $1,529,586 for the fiscal years ended October 31, 2019 and 2018, respectively, with our oil palm and durian plantation and real estate businesses accounting for 15% and 85% of the net revenue, respectively, for the fiscal year ended October 31, 2019. For the fiscal year ended October 31, 2018, our oil palm and durian plantation and real estate businesses accounted for approximately 11% and 89% of net revenue, respectively.

Our plantation business experienced a 73% increase with net revenue increasing from $164,947 for the year ended October 31, 2018, to $286,084 for the same period ended October 31, 2019. The increase is attributable to oil palm and durian plantation.

Our real estate business experienced a 20% increase in revenue from $1,364,639 for the year ended October 31, 2018, to $1,632,055 for the same period ended October 31, 2019. The increase in our real estate revenue is attributable to the increase in rental income from our fifteen story buildings and the decreased vacancies in our twelve story building. The primary increase in real estate revenue is attributable to the recovery of monthly rental rate from RM400,000 to RM550,000 (approximately $131,520) from our tenant of fifteen story building, Le Apple, effective from April 1, 2018. The monthly rental rate on Le Apple was previously decreased from our initial rental rate of RM550,000 to RM400,000 due to unfavourable market conditions.

Cost of Revenue. Cost of revenue as a percentage of net revenue was approximately 34%, or $649,496, for the fiscal year ended October 31, 2019, with real estate and plantation sales accounting for approximately 35% and 29%, respectively, of the respective net revenue. Cost of revenue for the year ended October 31, 2018 was $695,040. Cost of revenue as a percentage of net revenue for the year ended October 31, 2018 was approximately 45%, with real estate and plantation sales accounting for approximately 45% and 48%, respectively, of the respective net revenue. The decrease in cost of revenue as a percentage of net revenue is attributable to real estate sales accounting.

Gross Profit. We achieved a gross profit of $1,268,643 for the fiscal year ended October 31, 2019, as compared to $834,546 for the fiscal year ended October 31, 2018, with real estate rental income and plantation sales accounting for approximately 84% and 16%, respectively of total gross profit. The increase in gross profit is primarily attributable to the increased rental income derived from our real estate business segment and plantation business segment.

Once we begin real estate development, we expect gross profit derived from our real estate business to gradually increase as we commence sales activities with respect to our developed properties. We also expect our plantation revenue to continue to increase as our premium durian orchard matures and is able to increase production of grade A fruits for distribution.

General and Administrative Expenses (“G&A”). We incurred G&A expenses of $667,932 for the fiscal year ended October 31, 2019, representing a increase of 90%, as compared to $352,006 for the fiscal year ended October 31, 2018. The increase in G&A is primarily attributable to increase in accommodation, air ticket, processing fees, filing fees, salaries and wages and incentives and allowances of $287,325.

G&A as a percentage of net revenue was approximately 35% and 23% for the fiscal years ended October 31, 2019 and 2018, respectively. As a general matter, we expect our G&A to increase in the foreseeable future as we acquire real estate or other businesses and assets.

Other Expense, net. We incurred net other expenses of $690,825 for the fiscal year ended October 31, 2019, as compared to $823,079 for the fiscal year ended October 31, 2018. The decrease is attributable primarily to a decrease in interest rate charged on our bank loans. Our net other expenses for the years ended October 31, 2019 and 2018 consisted primarily of interest expense on our bank loans.

Income Tax Expense. We recorded income tax expenses of $177,207 and $213,423 for the fiscal years ended October 31, 2019 and 2018, respectively. In fiscals 2019 and 2018, we recorded under-accrual of estimated Malaysian income tax of $243 and $505, respectively, for previous years. The Malaysian income tax in fiscals 2019 and 2018 was mainly related to the rental income being taxed as a non-business source pursuant to the Malaysian income tax rules. The increase in fiscal 2019 is primarily attributable to the increase in rental income.

Liquidity and Capital Resources

As of October 31, 2019, we had cash and cash equivalents of $198,113, accounts receivable of $12,956 and incurred a net loss of $267,321 for fiscal 2019.

As of October 31, 2018, we had cash and cash equivalents of $503,197, accounts receivable of $15,990 and incurred a net loss of $553,962 for fiscal 2018.

Our ratio of current assets to current liabilities was 0.28:1 and 0.36:1 as of October 31, 2019 and 2018, respectively.

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

	Fiscal Year Ended October 31,
	2019	2018
Net cash used in operating activities	$(1,174)	$(200,185)
Net cash used in investing activities	(106,549)	(292,639)
Net cash provided by financing activities	(198,933)	724,461

Net Cash Used In Operating Activities.

For the fiscal year ended October 31, 2019, net cash used in operating activities was $1,174, which consisted primarily of a net loss (excluding non-cash depreciation and impairment on fair value) of $214,315 increase in account receivable of $3,069, and decrease in accrued liabilities and other payables of $34,661 and income tax payable of $87,483.

For the fiscal year ended October 31, 2018, net cash used in operating activities was $200,185, which consisted primarily of a net loss (excluding non-cash depreciation and impairment on fair value) of $202,421, an increase in account receivable of $145,861, offset by a decrease in accrued liabilities and other payables of $61,925, and a decrease in income tax payable of $123,872.

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

Net Cash (Used In)/Provided By Investing Activities.

For the fiscal year ended October 31, 2019, net cash used in investing activities was $106,549 which is primarily attributable to a decrease in payments of plantation development costs of $66,793 and decrease in construction in progress of $6,241 and the purchase of property, plant and equipment of $33,515.

For the fiscal year ended October 31, 2018, net cash used in investing activities was $292,639, which is primarily attributable to decrease in payments of plantation development costs of $151,463 and decrease in construction in progress of $113,251 and the purchase of property, plant and equipment of $27,925.

We expect investing cash outflows to increase as the durian orchard further matures. The first phase of the orchard has already begun commercial harvesting. We also expect investing cash outflows to increase due to expenditures associated with developing our residential projects.

Net Cash Provided By/(Used In) Financing Activities.

For the fiscal year ended October 31, 2019, net cash provided by financing activities was $198,933 consisting primarily proceeds from new loan of $1,174,094, offset by repayment of $760,331 to Weng Kung Wong, our Chief Executive Officer, Interim Chief Financial Officer and Interim Secretary and director and repayments of $612,696 on outstanding bank loans.

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

Contractual Obligations and Commercial Commitments

We had the following contractual obligations and commercial commitments as of October 31, 2019:

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	$	$	$	$	$
Amount due to related parties	1,601,573	86,420	1,515,153	–	–
Commercial Commitments
Bank borrowing repayment	14,644,497	717,475	1,563,053	1,750,851	10,613,118
Total obligations	16,246,070	803,895	3,078,206	1,750,851	10,613,118

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

Accounts receivable are recorded at the invoiced amount and do not bear interest. We extend unsecured credit to our customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and determined based on managements’ assessment of known requirements, aging of receivables, payment history, the customer’s current credit worthiness and the economic environment. We will consider the allowance for doubtful accounts for any estimated losses resulting from the inability of our customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. We do not have any off-balance-sheet credit exposure related to our customers. Based upon the aforementioned criteria, we did not write off accounts receivable on uncollectible rental receivable at October 31, 2019 and 2018.

Based upon the aforementioned criteria, the Company did not record any allowance for doubtful accounts for the years ended October 31, 2019 and 2018.

•	Marketable securities at fair value

Marketable securities at fair value are reported at fair value using the market approach based on the quoted prices in active markets at the reporting date. We classify the valuation techniques that use these inputs as Level 1 of fair value measurements. Any unrealized losses that are deemed other-than-temporary are included in current period earnings and removed from accumulated other comprehensive income (loss).

Realized gains and losses on marketable securities are included in current period earnings. For purposes of computing realized gains and losses, the cost basis of each investment sold is generally based on the weighted average cost method.

We regularly evaluate whether the decline in fair value of fair-value-sale securities is other-than-temporary and objective evidence of impairment could include:

•	The severity and duration of the fair value decline;

•	Deterioration in the financial condition of the issuer; and

•	Evaluation of the factors that could cause individual securities to have an other-than-temporary impairment.

During the years ended October 31, 2019, and 2018, we invested in equity securities listed on Bursa Malaysia with a total cost of $265,606 and escrow funds (which invested in equity securities listed in the U.S.) with a total cost of $200,000. The Company entered into an escrow agreement with Peijin Wu Hoppe (“Hoppe”), our former director, to set up an escrow fund up to $500,000 as a reserve to indemnify Hoppe from any claim of liability until July 29, 2022, the seventh year anniversary of the termination of Director Retainer Agreement, or any mutual agreement with Hoppe and us. The unrealized gain representing the change in fair value of $14,294 and the unrealized loss of $50,830 was charged against accumulated other comprehensive income for the years ended October 31, 2019 and 2018, respectively.

•	Biological assets

Biological assets are measured at their fair value less costs to sell at each reporting date. The fair value is determined as the net present value of cash flows expected to be generated by these crops (including a risk adjustment factor). Where fair value cannot be measured reliably, biological assets are measured at cost.

The valuation takes into account expected sales prices, yields, picked fruit quality and expected direct costs related to the production and sale of the assets and management must make a judgment as to the trend in these factors.

•	Property, plant and equipment

Property, plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which the assets become fully operational:

Categories	Location of properties	Expected useful life
Freehold plantation land and orchard	Oil palm and durian plantation in Malaysia	Indefinite, as per land titles
Leasehold land under development	Leasehold land in Puncak Alam, Malaysia	Remaining lease life of 88 years, as per land titles
Freehold land under development	Freehold land in Sungai Long, Cheras, Selangor, Malaysia	Indefinite, as per land titles
Freehold land and land improvement for rental purpose	Land portion of 15 story building in Kuala Lumpur, Malaysia	Indefinite, as per property titles
Building structure and improvements	Building structure of commercial buildings in Kuala Lumpur, Malaysia, including: 12 story building “Megan Avenue” and 15 story building	33 years
Office furniture and equipment		3-10 years
Motor vehicle		5 years
Bearer plants	Oil palm and durian plantation in Malaysia	50 years

Expenditure for maintenance and repairs is expensed as incurred. The gain or loss on the disposal of property, plant and equipment is the difference between the net sales proceeds and the carrying amount of the relevant assets and is recognized in the statement of operations.

Bearer plants consist of replanting costs of durian such as soil amendments, cultivation, fertilization and purchase costs of sapling. Costs related to durian development projects on our plantation land, are capitalized during the sapling, developing and planting durian fruit bunches and when the harvests are substantially available for commercial sale. The bearer plants will then commence to be depreciated as components of plantation costs and expenses.

Deferred development costs for oil palms that had been capitalized as part of freehold plantation land were not amortized over the useful life of the oil palms since these costs were not separately identifiable from the cost of freehold plantation land and buildings when the whole oil palm plantation was purchased in July 2011.

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

Policy for Capitalizing Development Cost

The cost of buildings and improvements includes the purchase price of property, legal fees and other acquisition costs. Costs directly related to planning, developing, initial leasing and constructing a property are capitalized and classified as Real Estate in the consolidated balance sheets. Capitalized development costs include interest, and other direct project costs incurred during the period of development. As of October 31, 2019 and 2018, there was no such capitalized interest.

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

Revenue recognition applicable from 1 November 2018

We recognize revenue in accordance with ASC Topic 606, “Revenue from Contracts with Customers”. Revenue is measured based on a consideration specified in a contract with a customer. We recognize revenue when it satisfies a performance obligation by transferring control over a product or service to a customer, usually upon delivery of palm oil fruit bunches and durian fruits. There are no significant payment terms, no significant financing components or any variable consideration. All of the company’s revenue from contracts with customers in the scope of ASC 606 is recognized in one geographical market in Malaysia, and one major product line, and plantation sales are transferred at a point in time.

Revenue recognition applicable until 31 October 2019

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

(a)       Plantation sales

Revenue from plantation sales include the sale of palm oil fruit bunches and sale of durian fruits. The sale is recognized upon confirmation of the weight of the produce and transport to the customer, when there is persuasive evidence of an arrangement, delivery has occurred and risk of loss has passed, the sales price is fixed or determinable at the date of sale, and collectability is reasonably assured. For the year ended October 31, 2019, sales of palm oil and durian was $286,084. For the year ended October 31, 2018, sales of palm oil was $164,947.

(b)       Rental income

We generally lease the units under operating leases with terms of two years or less. For the year ended October 31, 2019 and 2018, we have recorded $1,632,055 and $1,364,639, respectively, in lease revenue, based upon our annual rental over the life of the lease under operating lease, using the straight-line method in accordance with ASC Topic 970-605, “Real Estate – General – Revenue Recognition” (“ASC Topic 970-605”).

As of October 31, 2019, the commercial buildings for lease are as follows:

Name of Commercial building	Number of units (by floor)	Footage area (square feet)	Vacancy percentage
Megan Avenue	12	19,987	33%
Le Apple Boutique Hotel KLCC (fka “Menara CMY”)	15	91,848	0%

We expect to record approximately $1.62 million in annual lease revenue under the operating lease arrangements in the next twelve months through October 31, 2020.

•	Rental concession

We lease retail and office spaces to the tenants under operating lease arrangements. The Company receives rental income over a stated period of time from the real estate properties it leased out. Rental income is recognized over the life of the operating lease agreement as it is earned in the period under ASC Topic 970-605. The typical leases contain initial terms of one to two years with renewal options and do not contain escalating rent amounts. Under the lease agreement of Le Apple Boutique Hotel KLCC, the initial term of lease is one year. Provided that there are no existing breaches by the tenant, an irrecoverable annual renewal option is granted for up to twenty-nine years, with a maximum aggregate term of thirty years. Six-months’ rent-free period under the operating lease agreement is treated as long-term rent concession, which is being amortized as an offset to revenues collected over the term of the underlying lease of 30 years on a straight-line basis.

•	Cost of revenues

Costs of revenue on plantation sales includes material supplies, subcontracting costs and transportation costs incurred for planting, fertilizing and harvesting the oil palm and durian trees. Transportation and handling costs associated with the distribution of fresh oil palm fruit bunches and durian fruits to the customers are also included in cost of revenues.

Costs related to our real estate business shown on the accompanying statements of operations include costs associated with land tax, on-site and property management personnel, repairs and maintenance, property insurance, marketing, landscaping and other on-site and related administrative costs. Utility expenses are paid directly by tenants.

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

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates for the respective years:

	As of and for the year ended October 31,
	2019	2018
Year-end MYR : $1 exchange rate	4.1745	4.1819
Yearly average MYR : $1 exchange rate	4.1653	4.0248

•	Related parties

Parties, which can be a corporation or individual, are considered to be related if we have the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

•	Segment reporting

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with our internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. During the years ended October 31, 2019 and 2018, we operate in two reportable operating segments in Malaysia.

•	Fair value of financial instruments

The carrying value of our financial instruments (excluding obligation under finance lease, long-term bank loans and marketable securities at fair value): cash and cash equivalents, accounts receivable, deposits and other receivables, amount due to a related party and other payables approximate at their fair values because of the short-term nature of these financial instruments.

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

The following table summarizes information on the fair value measurement of our financial assets as of October 31, 2019, measured at fair value, grouped by the categories described above:

	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
As of October 31, 2019
Marketable securities at fair value	$186,835	$–	$–

As of October 31, 2018
Marketable securities at fair value	$172,532	$–	$–

As of October 31, 2019, we did not have any non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements, at least annually, on a recurring basis, nor did we have any assets or liabilities measured at fair value on a non-recurring basis.

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

In November 2019, the ASB issued Accounting Standards Update 2019-08-Compensation-Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Codification Improvements-Share-Based Consideration Payable to a Customer. This ASU will affect companies that issue share-based payments (e.g., options or warrants) to their customers. Similar to issuing a cash rebate to a customer, issuing a share-based payment to a customer can incentivize additional purchases. The share-based payments can also serve a strategic purpose by aligning the interests of a supplier and its customer, because the customer’s additional purchases increase its investment in the supplier. For entities that have not yet adopted the amendments in Update 2018-07, the amendments in this update are effective in fiscal years beginning after December 15, 2019. We do not expect the adoption of this ASU to have a material affect on our consolidate financial statements.

In November 2019, the FASB issued Accounting Standards Update 2019-09-Financial Services-Insurance (Topic 944). This ASU will affect companies that issue share-based payments (e.g., options or warrants) to their customers. Similar to issuing a cash rebate to a customer, issuing a share-based payment to a customer can incentivize additional purchases. The share-based payments can also serve a strategic purpose by aligning the interests of a supplier and its customer, because the customer’s additional purchases increase its investment in the supplier. The amendments in this Update are effective in fiscal years beginning after December 15, 2021. We do not expect the adoption of this ASU to have a material effect on our consolidated financial statements.

In November 2019, the FASB issued Accounting Standards Update 2019-10-Financial Instruments-Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates. This ASU discusses the FASB’s proposed ASU Codification Improvements to Hedge Accounting, which would clarify certain amendments made by ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities, to the guidance in ASC 815 on hedging activities. The FASB issued the proposal in response to feedback and questions received from stakeholders related to their implementation of ASU 2017-12. The ASU also discusses the recent issuance of FASB ASU No. 2019-10, Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates. The ASU provides a framework to stagger effective dates for future major accounting standards and amends the effective dates for certain major new accounting standards to give implementation relief to certain types of entities. Specifically, ASU 2019-10 changes some effective dates for ASU 2017-12 on hedging, ASU 2016-02 on leasing, ASU 2016-13 on current expected credit losses, and ASU 2017-04 on simplifying the goodwill impairment test. The amendments in this Update amend the mandatory effective dates Credit Losses for all entities as follows or fiscal years beginning after December 15, 2019. The effective dates for Hedging after applying this update are as follows: for fiscal years beginning after December 15, 2018. The effective dates for Leases after applying this Update are as follows for fiscal years beginning after December 15, 2018. We do not expect the adoption of this ASU to have a material effect on our consolidated financial statements.

In December 2019, the FASB issued Accounting Standards Update 2019-12-Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This ASU summarizes the FASB’s recently issued Accounting Standards Update (ASU) No. 2019-12, simplifying the Accounting for Income Taxes. The ASU enhances and simplifies various aspects of the income tax accounting guidance in ASC 740. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. We do not expect the adoption of this ASU to have a material effect on our consolidated financial statements.

In January 2020, the FASB issued Accounting Standards Update 2020-01-Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815)-Clarifying the Interactions between Topic 321, Topic 323, and Topic 815. This ASU clarifies the interaction between accounting standards related to equity securities (ASC 321), equity method investments (ASC 323), and certain derivatives (ASC815). The amendments in this Update are effective for fiscal years beginning after December 15, 2020. We do not expect the adoption of this ASU to have a material effect on our consolidated financial statements.

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

Foreign exchange risk

The reporting currency of the Company is US$. To date, the majority of the revenues and costs are denominated in MYR, and a significant portion of the assets and liabilities are denominated in MYR. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between US$ and MYR. If MYR depreciates against US$, the value of our MYR revenues, earnings and assets as expressed in our US$ financial statements will decline. We have not entered into any hedging transactions in an effort to reduce our exposure to foreign exchange risk.

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

ITEM 8.   Financial Statements and Supplementary Data.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Prime Global Capital Group Incorporated

We have audited the accompanying consolidated balance sheet of Prime Global Capital Group Incorporated (the “Company”) as of October 31, 2019, and the related consolidated statements of operations and comprehensive loss, changes in stockholders' equity and cash flows for the year ended October 31, 2019. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and its subsidiaries as of October 31, 2019, and the consolidated results of their operations and their cash flows for the year ended October 31, 2019, in conformity with the accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has a working capital deficiency, and accumulated deficit from recurring net losses maturing in less than one year as of October 31, 2019. All these factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 2 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ ShineWing Australia

ShineWing Australia

Chartered Accountants

Melbourne, Australia

January 28, 2020

PRIME GLOBAL CAPITAL GROUP INCORPORATED

CONSOLIDATED BALANCE SHEETS

(Amount expressed in United States Dollars (“$”), except for number of shares)

	As of October 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$198,113	$503,197
Marketable securities at fair value	186,835	172,532
Rental concession	26,350	26,304
Accounts receivable, net	12,956	15,990
Deposits and other receivables	110,816	26,804
Biological Assets	32,504	–
Total current assets	567,574	744,827

Rental concession, non-current	608,257	633,484
Construction in progress	424,376	417,409
Property, plant and equipment, net	42,873,074	43,177,024
TOTAL ASSETS	$44,473,281	$44,972,744

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$–	$30,797
Amount due to a related party	86,420	86,420
Rental deposits from tenants	417,501	416,762
Income tax payable	486,550	572,825
Short-term bank borrowings	–	–
Current portion of long-term bank loans	717,475	598,795
Deferred tax liabilities, current	–	–
Accrued liabilities and other payables	327,331	330,827
Total current liabilities	2,035,277	2,036,426

Long-term liabilities:
Long-term bank loans	13,927,022	13,460,618
Amount due to a director	1,515,153	2,270,089
Deferred tax liabilities	154,253	160,050
Obligation under finance lease	–	–
Total liabilities	17,631,705	17,927,183

Commitments and contingencies

Total equity:
Stockholders’ equity:
Preferred stock, $0.001 par value; 100,000,000 shares authorized; no shares issued and outstanding	–	–
Common stock, $0.001 par value; 1,000,000,000 shares authorized; 512,682,393 shares issued and outstanding	512,683	512,683
Additional paid-in capital	41,934,476	41,934,476
Accumulated other comprehensive loss	(10,812,852)	(10,876,629)
Accumulated deficit	(4,545,195)	(4,277,137)
Total stockholders’ equity	27,089,112	27,293,393
Non-controlling interests	(247,536)	(247,832)
Total equity	26,841,576	27,045,561
TOTAL LIABILITIES AND EQUITY	$44,473,281	$44,972,744

See accompanying notes to consolidated financial statements.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(Amount expressed in United States Dollars (“$”), except for number of shares)

	Years ended October 31,
	2019		2018
Revenues, net:
Plantation business		$286,084		$164,947
Rental income		1,632,055		1,364,639
Total revenues, net		1,918,139		1,529,586

Cost of revenues		(649,496)		(695,040)

Gross profit		1,268,643		834,546

Operating expenses:
General and administrative		(667,932)		(352,006)

Income from operations		600,711		482,540

Other income (expense):
Gain on disposal of property, plant and equipment		–		–
Forgiveness of debts		–		–
Interest expense		(723,401)		(787,285)
Other income		32,576		7,736
Impairment loss on fair value-sale securities		–		(43,530)

Loss before income taxes		(90,114)		(340,539)

Income tax expense		(177,207)		(213,423)

NET LOSS		$(267,321)		$(553,962)

Net loss attributable to non-controlling interests		(737)		21,630

Net loss attributable to the Company		$(268,058)		$(532,332)

Other comprehensive income (loss):
- Unrealized holding loss on fair value-sale securities		14,294		(50,830)
- Impairment loss on fair value-sale securities		–		43,530
- Foreign exchange adjustment		49,483		318,583

COMPREHENSIVE LOSS		$(204,281)		$(221,049)

Net loss per share – Basic and diluted:	$	*0.00	$	*0.00

Weighted average common stock outstanding – Basic and diluted		512,682,393		512,682,393

* Less than $0.01 per share

See accompanying notes to consolidated financial statements.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amount expressed in United States Dollars (“$”))

	Years ended October 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(267,321)	$(553,962)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment loss on fair value-sale securities	–	43,530
Forgiveness of debts	–	–
Depreciation	481,636	308,011
Gain on disposal of plant and equipment	–	–
Changes in operating assets and liabilities:
Accounts receivable	3,069	145,861
Rental concession	26,409	54,661
Deposits and other receivables	(84,151)	(1,851)
Biological Assets	(32,577)	–
Accounts payable	(30,920)	31,662
Rental deposits from tenants	–	2,236
Income tax payable	(87,483)	(123,872)
Accrued liabilities and other payables	(3,741)	(93,587)
Deferred tax assets	–	–
Deferred tax liabilities	(6,095)	(12,874)
Net cash used in operating activities	(1,174)	(200,185)

Cash flows from investing activities:
Bearer Plants	(66,793)	(151,463)
Payment on construction in progress	(6,241)	(113,251)
Purchase of property, plant and equipment	(33,515)	(27,925)
Proceeds from disposal of plant and equipment	–	–
Net cash used in investing activities	(106,549)	(292,639)

Cash flows from financing activities:
(Repayment to) / Advances from a director	(760,331)	(190,385)
Proceeds from long-term bank loans	1,174,094	13,151,916
Repayments on long-term bank loans	(612,696)	(8,557,345)
Payments on finance lease	–	–
Repayment on revolving line of credit	–	(3,679,725)
Net cash provided by financing activities	(198,933)	724,461

Foreign currency translation adjustment	1,572	(22,701)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(305,084)	208,936

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	503,197	294,261

CASH AND CASH EQUIVALENTS, END OF YEAR	$198,113	$503,197

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income tax	$365,608	$349,664
Cash paid for interest	$723,401	$787,285

See accompanying notes to consolidated financial statements.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Amount expressed in United States Dollars (“$”), except for number of shares)

	Common stock		Additional	Accumulated other		Total PGCG	Non-	Total
	No. of		paid-in	income/	Accumulated	stockholders’	controlling	stockholders’
	Shares	Amount	capital	(loss)	deficit	equity	interests	equity
		$	$	$	$	$	$	$
Balance as of October 31, 2017	512,682,393	512,683	41,934,476	(11,187,912)	(3,744,805)	27,514,442	(224,470)	27,289,972
Net loss for the year	–	–	–	–	(532,332)	(532,332)	(21,630)	(553,962)
Unrealized loss on available-for-sale securities	–	–	–	(50,830)	–	(50,830)	–	(50,830)
Impairment loss on available-for-sale securities	–	–	–	43,530	–	43,530	–	43,530
Foreign currency translation adjustment	–	–	–	318,583	–	318,583	(1,732)	316,851

Balance as of October 31, 2018	512,682,393	512,683	41,934,476	(10,876,629)	(4,277,137)	27,293,393	(247,832)	27,045,561
Net loss for the year	–	–	–	–	(268,058)	(268,058)	737	(267,321)
Unrealized loss on available-for-sale securities	–	–	–	14,294	–	14,294	–	14,294
Impairment loss on available-for-sale securities	–	–	–	–	–	–	–	–
Foreign currency translation adjustment	–	–	–	49,483	–	49,483	(441)	49,042

Balance as of October 31, 2019	512,682,393	512,683	41,934,476	(10,812,852)	(4,545,195)	27,089,112	(247,536)	26,841,576

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

For the year ended October 31, 2019, the Company reported a net loss of $268,058 and working capital deficit of $1,467,703 as of October 31, 2019. The Company had accumulated deficit of $4,545,195 as of October 31, 2019 from recurring losses and significant short-term debt obligations maturing in less than one year (notes 7 and 8). These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

	As of October 31,
	2019	2018

Cash and bank balances held by financial institutions located in Malaysia	$198,113	$503,197

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amount expressed in United States Dollars (“$”), except for number of shares or stated otherwise)

•	Accounts receivable

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

Based upon the aforementioned criteria, the Company did not record any allowance for doubtful accounts for the years ended October 31, 2019 and 2018.

•	Marketable securities at fair value

Marketable securities at fair value are reported at fair value using the market approach based on the quoted prices in active markets at the reporting date. The Company classifies the valuation techniques that use these inputs as Level 1 of fair value measurements. Any unrealized losses that are deemed other-than-temporary are included in current period earnings and removed from accumulated other comprehensive income (loss).

Realized gains and losses on marketable securities are included in current period earnings. For purposes of computing realized gains and losses, the cost basis of each investment sold is generally based on the weighted average cost method.

The Company regularly evaluates whether the decline in fair value of fair value-sale securities is other-than-temporary and objective evidence of impairment could include:

•	The severity and duration of the fair value decline;

•	Deterioration in the financial condition of the issuer; and

•	Evaluation of the factors that could cause individual securities to have an other-than-temporary impairment.

During the years ended October 31, 2019 impairment loss on fair value-sale securities did not occur and 2018, $43,530 of losses previously classified in other comprehensive losses were reclassified into earnings to recognize an other-than-temporary decline in fair value.

During the years ended October 31, 2019 and 2018, the Company invested in equity securities listed on Bursa Malaysia with a total cost of $265,606 and escrow funds (which invested in equity securities listed in the U.S.) with a total cost of $200,000. The Company entered into an escrow agreement with Peijin Wu Hoppe (“Hoppe”), the Company’s former director, to set up an escrow fund up to $500,000 as a reserve to indemnify Hoppe from any claim of liability until July 29, 2022, the seventh year anniversary of the termination of Director Retainer Agreement, or any mutual agreement with the Company and Hoppe. The unrealized gain representing the change in fair value of $14,294 and unrealized loss of $50,830 was charged against accumulated other comprehensive income (loss) for the years ended October 31, 2019 and 2018, respectively.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amount expressed in United States Dollars (“$”), except for number of shares or stated otherwise)

•	Biological assets

Biological assets are measured at their fair value less costs to sell at each reporting date. The fair value is determined as the net present value of cash flows expected to be generated by these crops (including a risk adjustment factor). Where fair value cannot be measured reliably, biological assets are measured at cost.

The valuation takes into account expected sales prices, yields, picked fruit quality and expected direct costs related to the production and sale of the assets and management must make a judgment as to the trend in these factors.

•	Property, plant and equipment

Property, plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational:

Categories	Location of properties	Expected useful life
Freehold plantation land and orchard	Oil palm and durian plantation in Malaysia	Indefinite, as per land titles
Leasehold land under development	Leasehold land in Puncak Alam, Malaysia	Remaining lease life of 88 years, as per land titles
Freehold land under development	Freehold land in Sungai Long, Cheras, Selangor, Malaysia	Indefinite, as per land titles
Freehold land and land improvement for rental purpose	Land portion of 15 story building in Kuala Lumpur, Malaysia	Indefinite, as per property titles
Building structure and improvements	Building structure of commercial buildings in Kuala Lumpur, Malaysia, including: 12 story building “Megan Avenue” and 15 story building	33 years
Office furniture and equipment		3-10 years
Motor vehicles		5 years
Bearer plants	Oil palm and durian plantation in Malaysia	50 years

Expenditure for maintenance and repairs is expensed as incurred. The gain or loss on the disposal of property, plant and equipment is the difference between the net sales proceeds and the carrying amount of the relevant assets and is recognized in the statement of operations.

Bearer plants consist of replanting costs of durian such as soil amendments, cultivation, fertilization and purchase costs of sapling. Costs related to durian development projects on our plantation land, are capitalized during the sapling, developing and planting durian fruit bunches and when the harvests are substantially available for commercial sale. The bearer plants will then commence to be depreciated as components of plantation costs and expenses.

Long-lived assets primarily include freehold plantation land, leasehold land held for development, freehold land and land improvement for rental purpose and building structure and improvements. In accordance with the provision of ASC Topic 360, “Impairment or Disposal of Long-Lived Assets”, the Company generally conduct its annual impairment evaluation to its long-lived assets usually in the fourth quarter of each fiscal year, or more frequently if indicators of impairment exist, such as a significant sustained change in the business climate. The recoverability of long-lived assets is measured at the reporting unit level. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There has been no impairment charge for the years presented.

 PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amount expressed in United States Dollars (“$”), except for number of shares or stated otherwise)

The Company separately identified the portion of freehold land and building structure, in which freehold land is not subject to amortization and buildings are to be amortized over 33 years on a straight-line method, based on applicable local laws and practice.

Deferred development cost for oil palms that had been capitalized as part of freehold plantation land were not amortized over the useful life of the oil palms since these costs were not separately identifiable from the cost of freehold plantation land and buildings when the whole oil palm plantation was purchased in July 2011.

Policy for Capitalizing Development Cost

The cost of buildings and improvements includes the purchase price of property, legal fees and other acquisition costs. Costs directly related to planning, developing, initial leasing and constructing a property are capitalized and classified as Real Estate in the consolidated balance sheets. Capitalized development costs include interest, and other direct project costs incurred during the period of development. As of October 31, 2019 and 2018, there was no such capitalized interest.

A variety of costs are incurred in the acquisition, development and leasing of properties. After determination is made to capitalize a cost, it is allocated to the specific component of a project that is benefited. Determination of when a development project is substantially complete and capitalization must cease involves a degree of judgment. The Company adopts the capitalization policy on development properties which is guided by ASC Topic 835-20 “ Interest – Capitalization of Interest ” and ASC Topic 970 “ Real Estate - General ”. The costs of land and buildings under development include specifically identifiable costs. The capitalized costs include pre-construction costs essential to the development of the property, development costs, construction costs, interest costs, salaries and related costs and other costs incurred during the period of development. The Company considers a construction project as substantially completed and held available for occupancy upon the receipt of certificates of occupancy, but no later than one year from cessation of major construction activity. The Company ceases capitalization on the portion (1) substantially completed and (2) occupied or held available for occupancy, and the Company capitalizes only those costs associated with the portion under construction.

The Company capitalizes leasing costs which include commissions paid to outside brokers, legal costs incurred to negotiate and document a lease agreement and any internal costs that may be applicable. The Company allocates these costs to individual tenant leases and amortizes them over the related lease term.

•	Revenue recognition

Revenue recognition applicable from 1 November 2018

The Company recognizes its revenue in accordance with ASC Topic 606, “Revenue from Contracts with Customers”. Revenue is measured based on a consideration specified in a contract with a customer. The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product or service to a customer, usually upon delivery of palm oil fruit bunches and durian fruits. There are no significant payments terms, no significant financing component or any variable consideration. All of the company’s revenue from contracts with customers in the scope of ASC 606 is recognized in one geographical market in Malaysia, and one major product line, and plantation sales are transferred at a point in time.

Revenue recognition applicable until 31 October 2019

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

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amount expressed in United States Dollars (“$”), except for number of shares or stated otherwise)

(a)       Plantation sales

Revenue from plantation sales include the sale of palm oil fruit bunches and sale of durian fruits. The sale is recognized upon confirmation of the weight of produce and transport to the customer, when there is persuasive evidence of an arrangement, delivery has occurred and risk of loss has passed, the sales price is fixed or determinable at the date of sale, and collectibility is reasonably assured. For the year ended October 31, 2019, sale of palm oil palm and durian was $286,084. For the year ended October 31, 2018, sales of palm oil was $164,947.

(b)       Rental income

The Company generally leases the units under operating leases with terms of two years or less. For the years ended Oct 31, 2019 and 2018, we have recorded $1,632,055 and $1,364,639, respectively, in lease revenue, based upon its annual rental over the life of the lease under operating lease, using the straight-line method in accordance with ASC Topic 970-605, “Real Estate – General – Revenue Recognition” (“ASC Topic 970-605”).

As of October 31, 2019, the commercial buildings for lease are as follows:

Name of Commercial building	Number of units (by floor)	Footage area (square feet)	Vacancy percentage
Megan Avenue	12	19,987	33%
Le Apple Boutique Hotel KLCC (fka “Menara CMY”)	15	91,848	0%

The Company expects to record approximately $1.62 million in annual lease revenue under the operating lease arrangements in the next twelve months, through October 31, 2020.

•	Rental concession

The Company leases retail and office spaces to the tenants under operating lease arrangements. The Company receives rental income over a stated period of time from the real estate properties it leased out. Rental income is recognized over the life of the operating lease agreement as it is earned in the period under ASC Topic 970-605. The typical leases contain initial terms of one to two years with renewal options and do not contain escalating rent amounts. Under the lease agreement with Le Apple Boutique Hotel KLCC, the initial term of lease is one year. Provided that there are no existing breaches by the tenant, an irrecoverable annual renewal option is granted for up to twenty-nine years, with a maximum aggregate term of thirty years. Six-months’ rent-free period under the operating lease agreement is treated as long-term rent concession, which is being amortized as an offset to revenues collected over the term of the underlying lease of 30 years on a straight-line basis.

	As of October 31,
	2019	2018
Rental concession:
Current portion	$26,350	$26,304
Non-current portion	608,257	633,484

Total	$634,607	$659,788

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amount expressed in United States Dollars (“$”), except for number of shares or stated otherwise)

The estimated amortization on long-term rent concession in the next five years and thereafter is as follows:

Period ending October 31:
2020	$26,350
2021	26,350
2022	26,350
2023	26,350
2024	26,350
Thereafter	502,857

Total	$634,607

As of October 31, 2019, the minimum future rental receivables on the commercial properties to be collectible in the next five years and thereafter are as follows:

Period ending October 31:
2020	$1,627,979
2021	1,573,123
2022	1,554,677
2023	1,554,677
2024	1,554,677
Thereafter	29,668,424

Total	$37,533,557

The Company also records operating costs directly attributable to the leasing properties, such as real estate taxes, depreciation of the leased properties and maintenance fees, which are charged to expense when incurred.

•	Cost of revenues

Costs of revenue on plantation sales includes material supplies, subcontracting costs and transportation costs incurred for planting, fertilizing and harvesting the oil palm tree and durian tree. Transportation and handling costs associated with the distribution of fresh fruit bunches and durians fruits to the customers are also included in cost of revenues.

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

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amount expressed in United States Dollars (“$”), except for number of shares or stated otherwise)

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates for the respective years:

	As of and for the year ended October 31,
	2019	2018
Year-end MYR : US$1 exchange rate	4.1745	4.1819
Yearly average MYR : US$1 exchange rate	4.1653	4.0248

•	Related parties

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

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. During the years ended October 31, 2019 and 2018, the Company operates in two reportable operating segments in Malaysia.

•	Fair value of financial instruments

The carrying value of the Company’s financial instruments (excluding obligation under finance lease, long-term bank loans and marketable securities at fair value): cash and cash equivalents, accounts receivable, deposits and other receivables, amount due to a related party and other payables approximate at their fair values because of the short-term nature of these financial instruments.

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

The following table summarizes information on the fair value measurement of the Company’s financial assets as of October 31, 2019 and 2018, measured at fair value, grouped by the categories described above:

	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
As of October 31, 2019
Marketable securities at fair value	$186,835	$–	$–
As of October 31, 2018
Marketable securities at fair value	$172,532	$–	$–

As of October 31, 2019 and 2018, the Company did not have any non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements, at least annually, on a recurring basis, nor did the Company have any assets or liabilities measured at fair value on a non-recurring basis.

•	Adoption of new accounting standards

On 1 November 2018, the company adopted ASU 2014-09 Revenue from Contracts with Customers.

The adoption of this Topic does not have a material impact on our consolidated financial statements. There have been no significant judgments or changes in judgments made in applying the guidance in this Topic. There were no contract assets or liabilities recognized at year end.

On 1 November 2018, the company adopted ASU 2016-13, Financial Instruments-Credit Losses (Topic 326).

The adoption of this Topic does not have a material impact on our consolidated financial statements. There have been no significant judgments or changes in judgments made in applying the guidance in this Topic.

The adoption of the other new accounting standards did not have a material impact on our consolidated financial statements.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amount expressed in United States Dollars (“$”), except for number of shares or stated otherwise)

•	Recent accounting pronouncements

In June 2016, the FASB issued Accounting Standards Update ("ASU") 2016-13, Financial Instruments-Credit Losses (Topic 326), which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early application will be permitted for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company does not anticipate that the adoption of this ASU to have a significant impact on our consolidated financial statements .

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

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amount expressed in United States Dollars (“$”), except for number of shares or stated otherwise)

In December 2017, FASB issued Accounting Standards Update 2017-15; Codification Improvements to Topic 995, U.S. Steamship Entities: Elimination of Topic 995. The amendments in this ASU affect all entities that have unrecognized deferred taxes related to statutory reserve deposits that were made on or before December 15, 1992. Entities are required to recognize the unrecognized income taxes in accordance with Topic 740. The amendments in this ASU are effective for interim and annual periods beginning after December 15, 2018. Early adoption is permitted. We do not anticipate that adoption of this ASU to have a significant impact on our consolidated financial statements.

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

 PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amount expressed in United States Dollars (“$”), except for number of shares or stated otherwise)

In November 2019, the ASB issued Accounting Standards Update 2019-08-Compensation-Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Codification Improvements-Share-Based Consideration Payable to a Customer. This ASU will affect companies that issue share-based payments (e.g., options or warrants) to their customers. Similar to issuing a cash rebate to a customer, issuing a share-based payment to a customer can incentivize additional purchases. The share-based payments can also serve a strategic purpose by aligning the interests of a supplier and its customer, because the customer’s additional purchases increase its investment in the supplier. For entities that have not yet adopted the amendments in Update 2018-07, the amendments in this update are effective in fiscal years beginning after December 15, 2019. We do not expect the adoption of this ASU to have a material affect on our consolidate financial statements.

In November 2019, the FASB issued Accounting Standards Update 2019-09-Financial Services-Insurance (Topic 944). This ASU will affect companies that issue share-based payments (e.g., options or warrants) to their customers. Similar to issuing a cash rebate to a customer, issuing a share-based payment to a customer can incentivize additional purchases. The share-based payments can also serve a strategic purpose by aligning the interests of a supplier and its customer, because the customer’s additional purchases increase its investment in the supplier. The amendments in this Update are effective in fiscal years beginning after December 15, 2021. We do not expect the adoption of this ASU to have a material effect on our consolidated financial statements.

In November 2019, the FASB issued Accounting Standards Update 2019-10-Financial Instruments-Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates. This ASU discusses the FASB’s proposed ASU Codification Improvements to Hedge Accounting, which would clarify certain amendments made by ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities, to the guidance in ASC 815 on hedging activities. The FASB issued the proposal in response to feedback and questions received from stakeholders related to their implementation of ASU 2017-12. The ASU also discusses the recent issuance of FASB ASU No. 2019-10, Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates. The ASU provides a framework to stagger effective dates for future major accounting standards and amends the effective dates for certain major new accounting standards to give implementation relief to certain types of entities. Specifically, ASU 2019-10 changes some effective dates for ASU 2017-12 on hedging, ASU 2016-02 on leasing, ASU 2016-13 on current expected credit losses, and ASU 2017-04 on simplifying the goodwill impairment test. The amendments in this Update amend the mandatory effective dates Credit Losses for all entities as follows or fiscal years beginning after December 15, 2019. The effective dates for Hedging after applying this update are as follows: for fiscal years beginning after December 15, 2018. The effective dates for Leases after applying this Update are as follows for fiscal years beginning after December 15, 2018. We do not expect the adoption of this ASU to have a material effect on our consolidated financial statements.

In December 2019, the FASB issued Accounting Standards Update 2019-12-Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This ASU summarizes the FASB’s recently issued Accounting Standards Update (ASU) No. 2019-12, simplifying the Accounting for Income Taxes. The ASU enhances and simplifies various aspects of the income tax accounting guidance in ASC 740. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. We do not expect the adoption of this ASU to have a material effect on our consolidated financial statements.

In January 2020, the FASB issued Accounting Standards Update 2020-01-Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815)-Clarifying the Interactions between Topic 321, Topic 323, and Topic 815. This ASU clarifies the interaction between accounting standards related to equity securities (ASC 321), equity method investments (ASC 323), and certain derivatives (ASC815). The amendments in this Update are effective for fiscal years beginning after December 15, 2020. We do not expect the adoption of this ASU to have a material effect on our consolidated financial statements.

The Company has reviewed all other recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amount expressed in United States Dollars (“$”), except for number of shares or stated otherwise)

4.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	As of October 31,
	2019	2018
Freehold plantation land and orchard	$7,845,805	$7,845,805
Leasehold land under development	4,276,764	4,276,764
Freehold land under development	18,091,173	18,091,173
Freehold land and land improvement for rental purpose commercial building	15,191,123	15,191,123
Building structure and improvements	15,857,410	15,857,410
Office furniture, fixture and equipment	175,738	157,084
Motor vehicles	177,161	162,300
Bearer Plants	308,743	241,670
Foreign translation difference	(15,803,916)	(15,884,845)
	46,120,001	45,938,484
Less: accumulated depreciation	(3,730,599)	(3,248,963)
Less: foreign translation difference	483,672	487,503
Property, plant and equipment, net	$42,873,074	$43,177,024

Depreciation expense for the years ended October 31, 2019 and 2018 amounted to $481,636 and $308,011, respectively.

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

In light of the termination of the Proposed JV with YTB, the Company plans to develop, market, promote and complete the construction on its own. Due to market forces, we plan to begin construction by the end of calendar 2023 to maximize profits. The Company hopes to begin construction in the fourth calendar quarter of 2019 and complete construction by the end of calendar 2021. The Company believes that it will require approximately RM5 to RM10 million in the aggregate to market, promote and complete construction of each phase of our Shah Alam 2 Eco Residential Development Project.

 PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amount expressed in United States Dollars (“$”), except for number of shares or stated otherwise)

During the course of the Company’s strategic review of its operations, the Company assessed the recoverability of the carrying value of its property, plant and equipment. The impairment charge, if any, represented the excess of carrying amounts of the Company’s property, plant and equipment over the fair values of the assets. The Company believes that there was no impairment of its property, plant and equipment for the years ended October 31, 2019 and 2018.

5.	AMOUNT DUE TO RELATED PARTIES

	As of October 31,
	2019	2018
Current portion:
Amount due to a related party, unsecured, interest-free and repayable on demand
Mr. Chai Kok Wai, a director of UHT	$86,420	$86,420

Non-current portion:
Amount due to a related party, unsecured, interest-free and not expected to be repaid in the next twelve months
Mr. Weng Kung Wong, the Company’s director	$1,515,153	$2,270,089

6.	ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consist of the following:

	As of October 31,
	2019	2018

Accrued operating expenses	$104,475	$96,519
Potential tax penalty liability (Note 10)	–	135,000
Other payable	222,856	99,308
	$327,331	$330,827

7.	BANK LOANS

	As of October 31,
	2019	2018
Bank loans from financial institutions in Malaysia,
Public Islamic Bank Berhad		–
- 15 Story bank loan	$12,644,115	$12,001,461
- Financing loan	–	–
RHB Bank Berhad	2,000,382	2,057,952
	14,644,497	14,059,413
Less: current portion	(717,475)	(598,795)
Bank loans, net of current portion	$13,927,022	$13,460,618

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amount expressed in United States Dollars (“$”), except for number of shares or stated otherwise)

15 Story Bank Loan

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

The loan from Public Islamic Bank Berhad is secured by the first party charge over 15-story commercial office building in Kuala Lumpur, Malaysia, deed of assignment of rental proceeds over the rights and interest to the rental of the 15-story commercial office building and is personally guaranteed by the director and chief executive officer of the Company, Mr. Weng Kung Wong and a subsidiary of the Company, UHT. The loan is also secured by a debenture incorporating fixed and floating charge for RM50 million plus interest thereon over the assets of PGCG Assets. The cost of funds was 5.47% per annum for the years ended October 31, 2019 and 2018.

12 Story Bank Loan

In May 2013, the Company, through PGCG Assets obtained a loan in the aggregate amount of RM9,840,000 from RHB Bank Berhad, a financial institution in Malaysia to finance the acquisition of 12-story office building property, which bears interest at a rate of 1.90% per annum below the lending rate, variable rate quoted by the bank, with 288 monthly installments of RM58,317 each (including interests) over a period of 24 years and will mature in 2037.

The loan is secured by the 12-story commercial office building “Megan Avenue” in Kuala Lumpur, Malaysia and is personally guaranteed by the director and chief executive officer of the Company, Mr. Weng Kung Wong and a director of the Company’s subsidiary, Mr. Kok Wai Chai and a subsidiary of the Company, UHT. The cost of funds was 4.95% per annum for the year ended October 31, 2019 (2018: 4.95% per annum).

Financing Loan

In March 2019, the Company, through VSSB obtained a loan in the aggregate amount of RM5,000,000 from Public Islamic Bank Berhad, a financial institution in Malaysia for working capital purpose, which bears interest at a rate of 1.00% per annum above base financing rate, variable rate quoted by the bank, with 120 monthly instalments of RM60,590 each (including interests) over a period of 10 years and will mature in 2029.

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

  PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amount expressed in United States Dollars (“$”), except for number of shares or stated otherwise)

As of October 31, 2019, the minimum future payments of the aggregate bank loans in the next five years and thereafter are as follows:

Year ending October 31:
2020	$717,475
2021	759,342
2022	803,711
2023	850,739
2024	900,112
Thereafter	10,613,118

Total:	$14,644,497

8.	STOCKHOLDERS’ EQUITY

As of October 31, 2019 and 2018, the number of shares of the Company’s common stock issued and outstanding was 512,682,393 shares. There are no shares of preferred stock issued and outstanding.

9.	NET LOSS PER SHARE

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

The following table sets forth the computation of basic and diluted net loss per share attributable to Prime Global Capital Group Incorporated stockholders:

	Years ended October 31,
	2019		2018
Basic and diluted net loss attributable to Prime Global Capital Group Incorporated stockholders:
Numerator:
- Net loss attributable to Prime Global Capital Group Incorporated stockholders	$(268,058)		$(532,332)

Denominator:
Weighted average shares outstanding attributable to Prime Global Capital Group Incorporated stockholders – Basic and diluted	512,682,393		512,682,393

Net loss per share attributable to Prime Global Capital Group Incorporated stockholders – Basic and diluted	$(0.00	)*	$(0.00	)*

* Denotes less than $0.01 per share

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amount expressed in United States Dollars (“$”), except for number of shares or stated otherwise)

10.	INCOME TAXES

The local (United States) and foreign components of loss before income taxes were comprised of the following:

	Years ended October 31,
	2019	2018
Tax jurisdictions from:
– Local	$(128,220)	$(116,549)
– Foreign, representing:
Malaysia	38,106	(223,990)
Loss before income taxes	$(90,114)	$(340,539)

Provision for income taxes consisted of the following:

	Years ended October 31,
	2019	2018
Current:
– Local	$–	$–
– Foreign, representing:
Malaysia	183,545	226,297

Deferred:
– Local	–	–
– Foreign	(6,338)	(12,874)
Income tax expense	$177,207	$213,423

The effective tax rate in the years presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. During the years presented, the Company has a number of subsidiaries that operates in different countries and is subject to tax in the jurisdictions in which it subsidiaries operate, as follows:

United States of America

PGCG is registered in the State of Nevada and is subject to United States of America tax law. As of October 31, 2019 and 2018, the operations in the United States of America incurred $1,163,399 and $1,035,179, respectively of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carry forwards begin to expire in 2031, if unutilized. As of October 31, 2019, the Company has provided for a full valuation allowance of $407,190 (2018: $362,313) against the deferred tax assets on the expected future tax benefits from the net operating loss carry forwards as the management believes it is not likely that these assets will not be realized in the future.

The Company has adopted ASC 740-10 “Accounting for Income Taxes” and recorded a liability for an uncertain income tax position, tax penalties and any imputed interest thereon. The amount, recorded as an obligation is $135,000 at October 31, 2019 and 2018 (included in accrued liabilities and other payables) in respect of potential tax penalty of the late filing of IRS return and, if recognized, will affect the Company’s effective tax rate.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amount expressed in United States Dollars (“$”), except for number of shares or stated otherwise)

Malaysia

All of the Company’s subsidiaries operating in Malaysia are subject to the Malaysia Corporate Tax Laws at a progressive income tax rate of 18% (2019: 17%) (for Company with paid up capital not more than RM2.5 million and on the first RM 500,000 income) and 24% (2019: 24%) (on all income for Company with paid up capital more than RM2.5 million and on the remaining balance of income after the first RM500,000 income charged at 24% for Company with paid up capital not more than RM2.5 million) on the assessable income for its tax year. Any unutilized losses can be carried forward indefinitely to be utilized against income from any business source. As of October 31, 2019, the Company has provided for a full valuation allowance against the deferred tax assets of $163,702 (2018: $162,104) on the expected future tax benefits from the net operating loss carry forwards as the management believes it is not likely that these assets will be realized in the future.

A reconciliation of loss before income taxes to the effective tax rate as follows:

	Years ended October 31,
	2019	2018

Loss before income taxes	$38,106	$(223,990)
Statutory income tax rate	24%	24%
Income tax at statutory tax rate	9,146	(53,758)

Tax effect of non-deductible expenses	29,652	40,398
Tax effect of non-taxable income	672	(377)
Tax effect of non-business source rental income	130,962	212,404
Under-provision in prior years	(292)	554
Net operating loss	7,067	14,202
Income tax expense	$177,207	$213,423

During fiscals 2019 and 2018, the Company revisited the facts and circumstances and determined that rental income at “Megan Avenue” and “Le Apple” should be more appropriately taxed as a non-business source under Section 4(d) of the Income Tax Act.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amount expressed in United States Dollars (“$”), except for number of shares or stated otherwise)

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of October 31, 2019 and 2018:

	As of October 31,
	2019	2018
Deferred tax assets:
Net operating loss carry forwards
- United States of America	$407,190	$362,313
- Malaysia	163,702	162,104
Total deferred tax assets	570,892	524,417
Less: valuation allowance	(570,892)	(524,417)
Deferred tax assets	$–	$–

Deferred tax liabilities – current
Rental concession	$–	$–

Deferred tax liabilities – non-current
Property, plant and equipment	1,947	1,701
Rental concession	152,306	158,349
	$154,253	$160,050

11.	PENSION PLAN

The Company is required to make contribution on behalf of its employees under a government-mandated defined contribution pension scheme for its eligible full-time employees in Malaysia and the PRC. The Company is required to contribute a specified percentage of the participants’ relevant income based on their ages and wages level. The total contributions made by the Company were $21,823 and $23,602 for the years ended October 31, 2019 and 2018, respectively.

12.	SEGMENT INFORMATION

(a)	Business segment reporting

During the years ended October 31, 2019 and 2018, the Company operated two reportable business segments, as defined by ASC Topic 280:

•	Plantation business – oil palm and durian plantation in Malaysia

•	Real estate business – acquisition and development of commercial and residential real estate properties in Malaysia

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amount expressed in United States Dollars (“$”), except for number of shares or stated otherwise)

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 3). The Company had no inter-segment sales for the years presented. Summarized financial information concerning the Company’s reportable segments is shown as below:

	Year ended October 31, 2019
	Plantation Business	Real Estate Business	Corporate	Total

Revenues, net	$286,084	$1,657,811	$–	$1,943,895
Less: inter-company revenues	–	(25,756)	–	(25,756)
Revenues from external customers	286,084	1,632,055	–	1,918,139
Cost of revenues	(82,983)	(566,513)	–	(649,496)
Gross profit	203,101	1,065,542	–	1,268,643

Depreciation	12,434	463,140	6,062	481,636
Net income (loss)	30,933	47,123	(345,377)	(267,321)
Total assets	6,308,836	37,943,770	220,675	44,473,281
Expenditure for long-lived assets	$33,515	$–	$–	$33,515

	Year ended October 31, 2018
	Plantation Business	Real Estate Business	Corporate	Total

Revenues, net	$164,947	$1,391,294	$–	$1,556,241
Less: inter-company revenues	–	(26,655)	–	(26,655)
Revenues from external customers	164,947	1,364,639	–	1,529,586
Cost of revenues	(79,679)	(615,361)	–	(695,040)
Gross profit	85,268	749,278	–	834,546

Depreciation	6,757	294,980	6,274	308,011
Net income (loss)	(5,272)	(157,970)	(390,720)	(553,962)
Total assets	6,151,655	38,572,563	248,526	44,972,744
Expenditure for long-lived assets	$1,566	$26,359	$–	$27,925

All long-lived assets are located in Malaysia.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amount expressed in United States Dollars (“$”), except for number of shares or stated otherwise)

13.	CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)	Major customers

For the years ended October 31, 2019 and 2018, the customer who accounted for 10% or more of the Company’s revenues is presented as follows:

		Year ended October 31, 2019		October 31, 2019
	Business segment	Revenues	Percentage of revenues	Trade accounts receivable
Le Apple Boutique Hotel (KLCC) Sdn. Bhd.	Real estate	$1,558,111	83%	$4,104
Lim Joo Soon Enterprise	Plantation Business	286,084	15%	8,852
		$1,844,195	98%	$12,956

		Year ended October 31, 2018		October 31, 2018
	Business segment	Revenues	Percentage of revenues	Trade accounts receivable
Le Apple Boutique Hotel (KLCC) Sdn. Bhd.	Real estate	$1,289,505	89%	$2,398

(b)	Major vendors

During the fiscal year ended October 31, 2019, and 2018, there is no vendor accounted for 10% or more of our purchase.

(c)	Credit risk

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

The Company’s primary market risk exposure results from the price it receives for its palm oil. The Company does not currently engage in any commodity hedging activities, although it may do so in the future. Realized commodity pricing for the Company’s operation is primarily driven by the prevailing worldwide price for palm oil. Pricing for palm oil has been volatile and unpredictable in recent years, and the Company expects this volatility to continue in the foreseeable future. The prices the Company receives for operation depend on many factors outside of its control, including volatility in the differences between product prices at sales points and the applicable commodity index price.

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

14.	COMMITMENTS AND CONTINGENCIES

(a)	Operating lease commitments

As of October 31, 2019, the Company occupied its own building premises and has no future minimum rental payments due under various operating leases in the next twelve months.

(b)	Capital commitment

As of October 31, 2019, the Company does not have any significant capital commitments.

15.	SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after October 31, 2019 up through the date of the these condensed consolidated financial statements. During the period, the Company did not have any material recognizable subsequent events.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

ITEM 9A. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), under the supervision of and with the participation of our management, including the Chief Executive Officer and Interim Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Interim Chief Financial Officer, concluded that our disclosure controls and procedures, subject to limitations as noted below, as of October 31 2019, and during the period prior to and including the date of this report, were effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the assets of the Company that could have a material effect on the financial statements.

Under the supervision and with the participation of our Chief Executive Officer, and Interim Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission and SEC guidance on conducting such assessments. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of October 31, 2018.

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

Changes in Internal Control over Financial Reporting

During the fourth quarter of fiscal 2019, there were no changes in the internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations of Disclosure Controls and Procedures and Internal Control over Financial Reporting

Because of its inherent limitations, our disclosure controls and procedures and internal control over financial reporting may not prevent or detect misstatements. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

ITEM 9B. Other Information.

In March 2019, the Company, through VSSB obtained a loan in the aggregate amount of RM5,000,000 from Public Islamic Bank Berhad, a financial institution in Malaysia for working capital purpose, which bears interest at a rate of 1.00% per annum above base financing rate, variable rate quoted by the bank, with 120 monthly instalments of RM60,590 each (including interests) over a period of 10 years and will mature in 2029.

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

PART III

ITEM 10.  Directors, Executive Officers and Corporate Governance.

Set forth below are the present directors and executive officers and director nominees of the Company. There are no other persons who have been nominated or chosen to become directors nor are there any other persons who have been chosen to become executive officers. There are no arrangements or understandings between any of the directors, director nominees, officers and other persons pursuant to which such person was selected as a director or an officer. Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and have qualified. Officers are appointed to serve until the meeting of the board of directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

Name	Age	Position
Weng Kung Wong	47	Chief Executive Officer, Interim Chief Financial Officer, Interim Secretary and Director
Maylee Gan Suat Lee	42	Director
Soo Choon Meng	51	Director

Weng Kung Wong, age 47, our Chief Executive Officer and Director since November 15, 2010, founded Mobile Wallet Sdn. Bhd., MWSB, one of the first Malaysian m-commerce companies, in 2004 and currently serves as its Executive Director and Chief Executive Officer. Prior to founding MWSB, Mr. Wong served as an Agency Unit Manager of MAA Insurance from April, 2001 to November, 2003. From January, 2000 to April, 2001, he was the Marketing Director of Spider Holding Sdn. Bhd., an herb products distribution company. Mr. Wong began his professional career in 1995 with Forever Living Products, a health products multilevel marketing company, where he spent four years in positions of accelerating responsibility in the areas of business development and marketing. Mr. Wong obtained a bachelor’s degree in Management Information Systems from the National Central University of Taiwan in 1995. As our Chief Executive Officer, Mr. Wong brings to our Board of Directors knowledge of our operations and history, business leadership, corporate strategy and entrepreneurial expertise.

Maylee Gan Suat Lee, age 42, joined our Board of Directors on April 1, 2016. She is currently the founder and senior partner of Messrs. Maylee Gan & Tai. Prior to founding her firm in 2008, Ms. Gan practiced at one of the top 5 legal firms in Malaysia, Lee Hishammuddin Allen & Gledhill from 2004 to 2008. Ms. Gan graduated with a Bachelor of Laws (Hons) degree from the University of London, England in 1999. She obtained her Certificate of Legal Practice in 2000 and has a Masters of Science in Information Technology (MSc IT) from the University of Staffordshire in 2004.

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

Soo Choon Meng, 51, joined our Board of Directors on August 1, 2017. He is currently the Managing Proprietor of C.M.SOO Associates, an accounting and audit firm. Mr. Soo has served as a director of Galasys GLT Sdn. Bhd. since 2004, and has been responsible for the day to day running of the business. Mr. Soo also serves on the Board of Directors of various other private Malaysian and international companies that are in the field of property holding and investment holding. Mr. Soo is a Chartered Accountant by training, having qualified by completing the professional examination of the Chartered Association of Certified Accountants (UK) in June 1996, and received his membership of the Malaysian Institute of Accountants (Chartered Accountant) in February 1999 and admitted as a Fellow Member of the Chartered Association of Certified Accountants (UK) in July 2003. Mr. Soo brings to the Board of Directors his expertise in financial and tax matters.

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

Each of our named executive officers is eligible for consideration for a discretionary cash bonus. The Chief Executive Officer makes recommendations regarding bonus awards for the named executive officers and the Compensation Committee provides the bonus recommendation for the Chief Executive Officer. However, the Compensation Committee has sole and final authority and discretion in designating to whom awards are made, the size of the award, if any, and its terms and conditions. The bonus recommendation for each of the named executive officers depends on a number of factors, including (i) the performance of the Company for the year, (ii) the satisfaction of certain individual and corporate performance measures, and (iii) other factors which the Compensation Committee may deem relevant. The Company did not award any cash bonuses during fiscal year 2019.

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

Accordingly, we encourage, but do not insist on, executive ownership of our common stock. Methods of supporting ownership include turning to executives to support the financing needs of the Company. We have historically allowed our named executives to participate in private placements of the Company’s securities on the same terms and conditions as other investors. During fiscal year 2012, our Chief Executive Officer invested approximately $20,890,272 into the Company resulting in a beneficial ownership of 54,811,085 shares of common stock, or approximately 10.69% of our issued and outstanding common stock. Our executive officers did not purchase any of our securities during fiscal year 2019 ended October 31, 2019. We believe that this practice achieves the dual goals of meeting the Company’s financing needs and aligning our executives’ interests with the interests of our stockholders.

We have not timed nor do we plan to time our release of material non-public information for the purpose of affecting the value of executive compensation.

Summary Compensation Table

The following summary compensation table sets forth the aggregate compensation we paid or accrued during the fiscal years ended October 31, 2019, and 2018 to (i) our Chief Executive Officer (principal executive officer), (ii) our Chief Financial Officer (principal financial officer), (iii) our three most highly compensated executive officers other than the principal executive officer and the principal financial officer who were serving as executive officers on October 31, 2019, whose total compensation was in excess of $100,000, and (iii) up to two additional individuals who would have been within the two-other-most-highly compensated but were not serving as executive officers on October 31, 2019.

Name and Principal Position	Year	Salary (1)	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total(1)
Weng Kung Wong	2019	81,107	0	0	0	0	0	0	$81,107
Chief Executive Officer and President	2018	83,939	0	0	0	0	0	0	$83,939

(1)	All cash compensation was paid in Malaysian Ringgit, our functional currency. The Malaysian Ringgit was converted into United States Dollars using the exchange rate prevailing at the dates of payment at an average annualized rate of 4.1653 and 4.0248 for fiscal years ended October 31, 2019 and 2018, respectively.

Narrative disclosure to Summary Compensation Table

Mr. Wong is a party to an employment agreement with UHT, our subsidiary, dated July 19, 2011, or the Employment Agreement. Pursuant to the terms of the Employment Agreement, Mr. Wong will receive an annual base salary of MYR 337,836 or $81,107.

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

Equity Awards

There are no options, warrants or convertible securities outstanding. At no time during the last fiscal year with respect to any of any of our executive officers was there:

•	any outstanding option or other equity-based award repriced or otherwise materially modified (such as by extension of exercise periods, the change of vesting or forfeiture conditions, the change or elimination of applicable performance criteria, or the change of the bases upon which returns are determined);

•	any waiver or modification of any specified performance target, goal or condition to payout with respect to any amount included in non-stock incentive plan compensation or payouts;

•	any option or equity grant;

•	any non-equity incentive plan award made to a named executive officer;

•	any nonqualified deferred compensation plans including nonqualified defined contribution plans; or

•	any payment for any item to be included under All Other Compensation in the Summary Compensation Table.

Director Compensation Table

The following director compensation table sets forth the aggregate compensation we paid or accrued during the fiscal year ended October 31, 2019:

Name	Fees earned or paid in cash* ($)		Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Change in pension value and nonqualified deferred compensation earnings	All other compensation ($)	Total ($)
(a)	(b)		(c)	(d)	(e)	(f)	(g)	(h)
Maylee Gan Suat Lee	8,643	*	–	–	–	–	–	8,643

Soo Choon Meng **	8,643	*	–	–	–	–	–	8,643

*	All fees were paid in Malaysian Ringgit, our functional currency. The Malaysian Ringgit was converted into United States Dollars using the exchange rate prevailing at the dates of payment at an average annualized rate of 4.1653 for fiscal year ended October 31, 2019.

**	Soo Choon Meng was appointed to serve as a director effective August 1, 2017.

Narrative disclosure to Director Compensation Table

During our fiscal year ended October 31, 2019, we did not provide compensation to any of our employee directors for serving as our director. We currently have no formal plan for compensating our employee directors for their services in their capacity as directors, although we may elect to issue stock options to such persons from time to time.

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

Compensation Committee Interlocks and Insider Participation

Maylee Gan Suat Lee and Soo Choon Meng served on our Compensation Committee during fiscal year ended October 31, 2019.

During the fiscal year ended October 31, 2019, none of our executive officers has served: (i) on the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served on our compensation committee; (ii) as a director of another entity, one of whose executive officers served on the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of the registrant; or (iii) on the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served as our director.

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

Submitted by members of the Compensation Committee:

Maylee Gan Suat Lee

Soo Choon Meng

ITEM 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of January 13, 2020 certain information with regard to the record and beneficial ownership of the Company’s common stock by (i) each person known to the Company to be the record or beneficial owner of more than 5% of the Company’s common stock, (ii) each director of the Company, (iii) each of the named executive officers, and (iv) all executive officers and directors of the Company as a group:

Name of Beneficial Owner	Amount (number of shares)	Percentage of Outstanding Shares of Common Stock
Weng Kung Wong (1)	54,811,085	10.69%
Maylee Gan Suat Lee (1)	0	%
Soo Choon Meng (1)	0	%
All executive officers and directors as a group (three persons)	54,811,085	10.69%

*	Less than 1%.
(1)	Except as otherwise indicated, the address of each beneficial owner is c/o Prime Global Capital Group Incorporated, E-5-2, Megan Avenue 1, Block E, Jalan Tun Razak, 50400 Kuala Lumpur, Malaysia.
(2)	Applicable percentage ownership is based on 512,682,393 shares of common stock outstanding as of January 13, 2020, together with securities exercisable or convertible into shares of common stock within 60 days of January 13, 2020. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that a person has the right to acquire beneficial ownership of upon the exercise or conversion of options, convertible stock, warrants or other securities that are currently exercisable or convertible or that will become exercisable or convertible within 60 days of January 13, 2020 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the number of shares beneficially owned and percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

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

As of the date of this report, we have deposited $200,000 into the escrow account. After the escrow balance reaches $500,000, we will be obligated to make additional deposits to ensure that the escrow balance is maintained at or above $500,000 during the term of the escrow agreement.

The foregoing description of the escrow agreement is qualified in its entirety by reference to such agreement, which is filed as Exhibit 10.7, to this Annual Report and is incorporated herein by reference.

Transactions With Weng Kung Wong and Kok Wai Chai

As of October 31, 2019, we obtained from Kok Wai Chai, UHT’s director, several unsecured, interest-free temporary advances made to the Company with the aggregate principal amount of $86,420. The advances are repayable on demand.

As of October 31, 2019, we obtained from Weng Kung Wong, our Chief Executive Officer and director, several unsecured, interest-free advances which, together with prior advances, have an aggregate principal amount of approximately $1,515,153. The advances are not expected to be repayable within the next twelve months. We repaid approximately $760,331 during fiscal year ended October 31, 2019. The advances are not expected to be repayable within the next twelve months.

In August 2018, we through PGCG Assets, obtained a loan in the aggregate principal amount of RM50,000,000 from Public Islamic Bank Berhad in connection with the acquisition of its 15-story commercial office building. This loan is personally guaranteed by Weng Kung Wong, our Chief Executive Officer and Director, and UHT, our wholly owned subsidiary. The foregoing description of the loan with the Public Islamic Bank Berhad is qualified in its entirety by reference to such agreement, which is filed as Exhibit 10.5, to this Annual Report and is incorporated herein by reference.

In April 2019, our subsidiary, VSSB is obtained a loan from Public Islamic Bank Berhad in the aggregate principal amount of RM5,000,000 in April 2019. This loan is personally guaranteed by Weng Kung Wong, our Chief Executive Officer and Director, UHT and PGCG Assets, our wholly owned subsidiaries. The foregoing description of the loan with the Public Islamic Bank Berhad is qualified in its entirety by reference to such agreement, which is filed as Exhibit 10.8.

We were parties to a loan from the Bank of China (Malaysia) Berhad consisting of a revolving line of credit, or the RC, in the amount of RM15,000,000 and a term loan, or the TL, in the amount of RM40,000,000, for an aggregate of RM55,000,000 in December 2014. This loan was personally guaranteed by Weng Kung Wong, our Chief Executive Officer and Director, and also guaranteed by UHT, our wholly owned subsidiary. The loan with Bank of China (Malaysia) Berhad has been redeemed through the loan granted by Public Islamic Bank Berhad in April 2019.

Weng Kung Wong and Kok Wai Chai also have jointly and severally guaranteed the repayment of the loans made by RHB Bank Berhad to PGCG Assets in the principal amount of RM9,840,000 in connection with the acquisition of its twelve story commercial building in Kuala Lumpur, Malaysia. The foregoing description of the loans with RHB Bank Berhad is qualified in its entirety by reference to such agreements, which are filed as Exhibits 10.2 through and including 10.4 to this Annual Report and are incorporated herein by reference.

Transactions with Chai Sook Tieng

As of 31 October 2019, we derived rental income from Keen Solution Sdn. Bhd., a company in which Chai Sook Tieng is a director and a 55% shareholder. Keen Solution Sdn. Bhd. owns 45% of the shares in Le Apple Boutique Hotel (KLCC) Sdn Bhd. which is the tenant and operator in the Le Apple Hotel.

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

ShineWing Australia audited our financial statements for the fiscal years ended October 31, 2019, and 2018. All audit work was performed by the full time employees of ShineWing Australia for the above mentioned fiscal years. Our board of directors does not have an audit committee. The functions customarily delegated to an audit committee are performed by our full board of directors. Our board of directors approves in advance, all services performed by ShineWing Australia. Our board of directors has considered whether the provision of non-audit services is compatible with maintaining the principal accountant’s independence, and has approved such services.

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

	Years ended October 31,
	2019	2018

Audit fees (1)	$76,000	$76,000

Audit related fees (2)	16,000	16,000

Tax fees	–	–

All other fees	–	–

(1)	Audit Fees represent fees for professional services billed and to be billed in connection with the audit of our consolidated annual financial statements, the audit of the effectiveness of internal control over financial reporting and review of the quarterly financial statements and internal controls over financial reporting, and audit services in connection with statutory or regulatory filings, consents or other SEC matters.

ShineWing Australia has billed us $76,000 and $76,000, in the aggregate, for the fiscal year ended October 31, 2019 and 2018, respectively, for audit services rendered.

(2)	Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.” In fiscal 2019 and 2018, this category consisted of fees billed by CH Fiduciary Ltd in connection with compiling the Company’s financial statements for fiscal 2019 and 2018.

PART IV

ITEM 15.  Exhibits and Financial Statement Schedules.

The following documents are filed as part of this report:

(1)	Financial Statements

Financial Statements are included in Part II, Item 8 of this report.

(2)	Financial Statement Schedules

No financial statement schedules are included because such schedules are not applicable, are not required, or because required information is included in the consolidated financial statements or notes thereto.

(3)	Exhibits

Exhibit No.	Name of Exhibit
2.1	Articles of Exchange (1)
3.1	Amended and Restated Articles of Incorporation (1)
3.2	Amended and Restated Bylaws (2)
4.1	Form of common stock certificate (1)
10.1	Tenancy Agreement, dated October 18, 2014, by and between PGCG Assets Holdings Sdn. Bhd. and Le Apple Boutique Hotel (KLCC) Sdn. Bhd. (3)
10.2	Offer Letter dated March 26, 2013, issued by RHB Bank Berhad with respect to four banking facilities in the aggregate principal amount of up to RM 3,452,000 (4)
10.3	Offer Letter dated March 26, 2013, issued by RHB Bank Berhad with respect to two banking facilities in the aggregate principal amount of up to RM 1,680,000 (4)
10.4	Offer Letter dated March 26, 2013, issued by RHB Bank Berhad with respect to six banking facilities in the aggregate principal amount of up to RM 4,708,000 (4)
10.5	Letter of Offer issued by Public Islamic Bank Berhad to PGCG Assets Holdings Sdn. Bhd. Effective July 10, 2018 (5)
10.6	Letter of Appointment dated July 19, 2011, by and between Union Hub Technology Sdn. Bhd. and Weng Kung Wong (6)
10.7	Escrow Agreement dated July 7, 2014, by and among Chen-Drake Law Group, P.C. Prime Global Capital Group Incorporated, and Peijin Wu Hoppe (7)
10.8	Letter of Offer issued by Public Islamic Bank Berhad to Virtual Setup Sdn. Bhd. effective March 28, 2019 (8)
14	Code of Business Conduct and Ethics (9)
21	List of Subsidiaries (10)
24	Power of Attorney*

31.1	Certification of Certification of Chief Executive Officer and Interim Chief Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.*
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
99.1	Charter to Compensation Committee (11)
99.2	Charter to Audit Committee (11)
99.3	Charter to Corporate Governance Committee (11)
99.4	Audit Committee Pre-Approval Procedures (7)

101.INS	XBRL Instance Document*
101.SCH	XBRL Schema Document*
101.CAL	XBRL Calculation Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*
101.LAB	XBRL Label Linkbase Document*
101.PRE	XBRL Presentation Linkbase Document*

*	Filed herewith.

(1)	Incorporated by reference from our Quarterly Report on Form 10-Q filed with the Securities and Exchange on February 22, 2011.

(2)	Incorporated by reference from Exhibit 2 to Preliminary Information Statement on Schedule 14C filed with the Securities and Exchange Commission on December 23, 2010.

(3)	Incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange on August 18, 2014.

(4)	Incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2013.

(5)	Incorporated by reference from our Annual Report on Form 10-K filed with the Securities and Exchange Commission on January 29, 2019.

(6)	Incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 19, 2011.

(7)	Incorporated by reference from our Annual Report on Form 10-K filed with the Securities and Exchange Commission on January 29, 2016.

(8)	Incorporated by reference from our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on June 14, 2019.

(9)	Incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 2, 2012.

(10)	Incorporated by reference from Exhibit 21.1 to the Company’s Form 10-K filed with the Securities and Exchange Commission on January 20, 2018.

(11)	Incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 27, 2012

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

Prime Global Capital Group Incorporated
(Registrant)

By:	/s/Weng Kung Wong
Weng Kung Wong
Chief Executive Officer

Dated:	February 3, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Weng Kung Wong	Chief Executive Officer, Interim Chief Financial Officer,
Weng Kung Wong	Interim Secretary and Director	February 3, 2020
(Principal Executive Officer and Principal Financial Officer)

/s/ Maylee Gan Suat Lee* Maylee Gan Suat Lee	Director	February 3, 2020

/s/ Soo Choon Meng* Soo Choon Meng	Director	February 3, 2020

Representing all of the members of the Board of Directors.

* By	/s/ Weng Kung Wong
Weng Kung Wong
Attorney-in-Fact**

** By authority of the power of attorney filed herewith

