Form 10-Q
period 2020-01-31
PRIME GLOBAL CAPITAL GROUP Inc
filed 2020-03-18
CIK 1462047

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2020

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
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

As of March 16, 2020, the issuer had outstanding 512,682,393 shares of common stock.

PART I - FINANCIAL INFORMATION

ITEM 1          Financial Statements

PRIME GLOBAL CAPITAL GROUP INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	January 31, 2020	October 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$192,712	$198,113
Marketable securities at fair value	186,941	186,835
Rental concession	26,884	26,350
Accounts receivable, net	7,653	12,956
Deposits and other receivables	112,116	110,816
Biological Assets	33,163	32,504
Total current assets	559,469	567,574

Rental concession, non-current	613,859	608,257
Construction in progress	459,035	424,376
Property, plant and equipment, net	43,635,869	42,873,074
TOTAL ASSETS	$45,268,232	$44,473,281

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$–	$–
Amount due to a related party	86,420	86,420
Rental deposits from tenants	425,960	417,501
Income tax payable	511,698	486,550
Current portion of long-term bank loans	742,942	717,475
Accrued liabilities and other payables	338,877	327,331

Total current liabilities	2,105,897	2,035,277

Long-term liabilities:
Long-term bank loans	14,011,074	13,927,022
Amount due to a director	1,632,787	1,515,153
Deferred tax liabilities	155,765	154,253

Total liabilities	17,905,523	17,631,705

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 100,000,000 shares authorized; no shares issued and outstanding	–	–
Common stock, $0.001 par value; 1,000,000,000 shares authorized; 512,682,393 shares issued and outstanding, as of January 31, 2020 and October 31, 2019	512,683	512,683
Additional paid-in capital	41,934,476	41,934,476
Accumulated other comprehensive loss	(10,258,657)	(10,812,852)
Accumulated loss	(4,576,435)	(4,545,195)
Total stockholder’s equity	27,612,067	27,089,112
Non-controlling interest	(249,358)	(247,536)

Total equity	27,362,709	26,841,576
TOTAL LIABILITIES AND EQUITY	$45,268,232	$44,473,281

See accompanying notes to condensed consolidated financial statements

PRIME GLOBAL CAPITAL GROUP INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE (LOSS) INCOME

(Currency expressed in US$, except for number of shares)

(Unaudited)

	Three months ended January 31,
	2020	2019
Revenues, net:
Plantation business	$62,617	$36,399
Rental income	411,959	409,089
Total revenues, net	474,576	445,488

Cost of revenues	(156,698)	(146,925)

Gross profit	317,878	298,563

Operating expenses:
General and administrative	(114,659)	(122,934)

Income from operations	203,219	175,629

Other (expense) / income
Interest expense	(174,294)	(189,276)
Loss before income taxes	28,925	(13,647)

Income tax (expense) / benefit	(56,996)	(50,161)

NET LOSS	$(28,071)	$(63,808)

Net (profit) / loss attributable to non-controlling interest	3,169	1,984

NET LOSS ATTRIBUTABLE TO THE COMPANY	$(31,240)	$(65,792)

Other comprehensive income / (loss):
- Foreign exchange adjustment gain / (loss)	554,195	622,279

COMPREHENSIVE INCOME (LOSS)	$522,955	$556,487

Net loss per share – Basic and diluted*	$(0.00)	$(0.00)

Weighted average common stock outstanding – Basic and diluted	512,682,393	512,682,393

* Less than $0.01 per share

See accompanying notes to condensed consolidated financial statements.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Amount expressed in United States Dollars (“$”), except for number of shares)

	Common stock		Additional	Accumulated other		Total PGCG	Non-	Total
	No. of		paid-in	income/	Accumulated	stockholders’	controlling	stockholders’
	Shares	Amount	capital	(loss)	deficit	equity	interests	equity
		$	$	$	$	$	$	$
Balance as of October 31, 2018	512,682,393	512,683	41,934,476	(10,876,629)	(4,277,137)	27,293,393	(247,832)	27,045,561
Net loss for the year	–	–	–	–	(268,058)	(268,058)	737	(267,321)
Unrealized loss on available-for-sale securities	–	–	–	14,294	–	14,294	–	14,294

Foreign currency translation adjustment	–	–	–	49,483	–	49,483	(441)	49,042

Balance as of October 31, 2019	512,682,393	512,683	41,934,476	(10,812,852)	(4,545,195)	27,089,112	(247,536)	26,841,576
Net loss for the year	–	–	–	–	(31,240)	(31,240)	3,169	(28,071)
Foreign currency translation adjustment	–	–	–	554,195	–	554,195	(4,991)	549,204

Balance as of January 31, 2020	512,682,393	512,683	41,934,476	(10,258,657)	(4,576,435)	27,612,067	(249,358)	27,362,709

See accompanying notes to consolidated financial statements.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Currency expressed in US$)

(Unaudited)

	Three months ended January 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(28,071)	$(63,808)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property, plant and equipment	119,531	119,942
Changes in operating assets and liabilities:
Accounts receivable	5,521	12,701
Deposits and other receivables	(26,027)	5,337
Accounts payable	–	(10,460)
Rental concession	7,607	6,619
Income tax payable	15,169	(172,789)
Rental deposit from tenants	–	–
Deferred taxation	(1,600)	(1,589)
Accrued liabilities and other payables	8,852	(13,403)
Net cash used in operating activities	100,982	(117,450)

Cash flows from investing activities:
Purchase of Bearer Plants	(14,509)	(14,756)
Construction in progress	(25,855)	–
Purchase of property, plant and equipment	–	(13,720)
Net cash used in investing activities	(40,364)	(28,476)

Cash flows from financing activities:
Advances from related parties	89,729	(59,909)
Proceeds from long-term bank loans	(21,451)	–
Repayments on long-term bank loans	(164,262)	(147,265)
Net cash (used in) / provided by financing activities	(95,984)	(207,174)

Foreign currency translation adjustment	29,965	5,748
NET CHANGE IN CASH AND CASH EQUIVALENTS	(5,401)	(347,352)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	198,113	503,197

CASH AND CASH EQUIVALENTS, END OF PERIOD	$192,712	$155,845

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income tax	$226,194	$224,539
Cash paid for interest	$174,294	$189,276

See accompanying notes to condensed consolidated financial statements.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JANUARY 31, 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE–1          BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by management in accordance with both accounting principles generally accepted in the United States (“GAAP”), and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and note disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the year ended October 31, 2019. All significant intercompany balances and transactions have been eliminated on consolidation. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the operating results for the periods presented have been included in the interim period. Operating result for the three months ended January 31, 2020 is not necessarily indicative of the results that may be expected for other interim periods or the year ending October 31, 2019. The condensed consolidated financial data at October 31, 2019 is derived from audited financial statements included in our Annual Report on Form 10-K for the year ended October 31, 2019, filed on February 3, 2020.

NOTE–2          ORGANIZATION AND BUSINESS BACKGROUND

Prime Global Capital Group Incorporated (formerly Home Touch Holding Company) was incorporated in the State of Nevada on January 26, 2009. On January 25, 2011, we changed our name to Prime Global Capital Group Incorporated.

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

FOR THE THREE MONTHS ENDED JANUARY 31, 2020

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

PGCG and its subsidiaries are hereinafter referred to as (“PGCG,” the “Company,” “we,” or “us”).

NOTE–3          GOING CONCERN UNCERTAINTIES

The accompanying condensed consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

For the three months ended January 31, 2020, we reported a loss of $28,071 and working capital deficit of $1,546,428 as of January 31, 2020.

In order to continue as a going concern, we will expect, among other things, to generate more profitable operations in the future and/or additional capital resources. Management’s plan is to raise adequate resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking third party equity and/or debt financing.

These condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JANUARY 31, 2020

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

Accounts receivable are recorded at the invoiced amount and do not bear interest. We extend unsecured credit to our customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and determined based on managements’ assessment of known requirements, aging of receivables, payment history, the customer’s current credit worthiness and the economic environment. We will consider the allowance for doubtful accounts for any estimated losses resulting from the inability of our customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. We do not have any off-balance-sheet credit exposure related to its customers. Based upon the aforementioned criteria, we did not write off accounts receivable on uncollectible rental receivable at January 31, 2020 and October 31, 2019.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JANUARY 31, 2020

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

As at the three months ended January 31, 2020, we invested in equity securities listed on Bursa Malaysia with a total cost of $265,606 and escrow funds (which invested in equity securities listed in the U.S.) with a total cost of $200,000. We entered into an escrow agreement with Peijin Wu Hoppe (“Hoppe”), our former director, to set up an escrow fund up to $500,000 as a reserve to indemnify Hoppe from any claim of liability until July 29, 2022, the seventh year anniversary of the termination of Director Retainer Agreement, or any mutual agreement with the Company and Hoppe.

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

FOR THE THREE MONTHS ENDED JANUARY 31, 2020

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

Property, plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational:

Categories	Location of properties	Expected useful life
Freehold plantation land and orchard	Oil palm and durian plantation in Malaysia	Indefinite, as per land titles
Leasehold land under development	Leasehold land in Puncak Alam, Malaysia	Remaining lease life of 88 years, as per land titles
Freehold land under development	Freehold land in Sungai Long, Cheras, Selangor, Malaysia	Indefinite, as per land titles
Freehold land and land improvement for rental purpose commercial building	Land portion of 15 story buildings in Kuala Lumpur, Malaysia	Indefinite, as per property titles
Building structure and improvements	Building structure of commercial buildings in Kuala Lumpur, Malaysia, including: 12 story building “Megan Avenue” and 15 story building	33 years
Office furniture and equipment		3-10 years
Motor vehicle		5 years
Bearer plants	Oil palm and durian plantation in Malaysia	50 years

Expenditure for maintenance and repairs is expensed as incurred. The gain or loss on the disposal of property, plant and equipment is the difference between the net sales proceeds and the carrying amount of the relevant assets and is recognized in the statement of operations.

Bearer plants consist of replanting costs of durian such as soil amendments, cultivation, fertilization and purchase costs of sapling. Costs related to durian development projects on our plantation land, are capitalized during the sapling, developing and planting durian fruit and when the harvests are substantially available for commercial sale. The bearer plants will then commence to be depreciated as components of plantation costs and expenses.

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

FOR THE THREE MONTHS ENDED JANUARY 31, 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Policy for Capitalizing Development Cost

The cost of buildings and improvements includes the purchase price of property, legal fees and other acquisition costs. Costs directly related to planning, developing, initial leasing and constructing a property are capitalized and classified as Real Estate in the consolidated balance sheets. Capitalized development costs include interest, and other direct project costs incurred during the period of development. As of January 31, 2020 and October 31, 2019, there was no such capitalized interest.

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

Revenue recognition applicable from 1 November 2018

We recognize our revenue in accordance with ASC Topic 606, “Revenue from Contracts with Customers”. Revenue is measured based on a consideration specified in a contract with a customer. We recognize revenue when we satisfy a performance obligation by transferring control over a product or service to a customer, usually upon delivery of palm oil fruit bunches and durian fruits. There are no significant payments terms, no significant financing component or any variable consideration. All of our revenue from contracts with customers in the scope of ASC 606 is recognised in one geographical market in Malaysia, and one major product line, and plantation sales are transferred at a point in time.

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

FOR THE THREE MONTHS ENDED JANUARY 31, 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

(a)       Plantation sales

Revenue from plantation sales include the sale of palm oil fruit bunches and sale of durian. The sale is recognized upon confirmation of the weight of produces and transported to the customer, when there is persuasive evidence of an arrangement, delivery has occurred and risk of loss has passed, the sales price is fixed or determinable at the date of sale, and collectability is reasonably assured. For the three months ended January 31, 2020 and 2019, sales from plantation was $62,617 and $36,399, respectively.

(b)       Rental income

We generally lease the units under operating leases with terms of two years or less. For the three months ended January 31, 2020 and 2019, we recorded $411,959 and $409,089 in lease revenue, based upon its annual rental over the life of the lease under operating lease, using the straight-line method in accordance with ASC Topic 970-605, “Real Estate – General – Revenue Recognition” (“ASC Topic 970-605”).

As of January 31, 2020, the commercial buildings for lease are as follows:

Name of Commercial building	Number of units (by floor)	Footage area (square feet)	Vacancy percentage
Megan Avenue	12	19,987	33%
Le Apple Boutique Hotel KLCC (fka “Menara CMY”)	15	91,848	0%

We expect to record approximately $1.62 million in annual lease revenue under the operating lease arrangements in the next twelve months through January 31, 2021.

•	Rental concession

We lease retail and office spaces to the tenants under operating lease arrangements. We receive rental income over a stated period of time from the real estate properties it leased out. Rental income is recognized over the life of the operating lease agreement as it is earned in the period under ASC Topic 970-605. The typical leases contain initial terms of one to two years with renewal options and do not contain escalating rent amounts. Under the lease agreement of Le Apple Boutique Hotel KLCC, the initial term of lease is one year. Provided that there are no existing breaches by the tenant, an irrecoverable annual renewal option is granted for up to twenty-nine years, with a maximum aggregate term of thirty years. Six-months’ rent-free period under the operating lease agreement is treated as long-term rent concession, which is being amortized as an offset to revenues collected over the term of the underlying lease of 30 years on a straight-line basis.

	January 31, 2020	October 31, 2019
Rental concession:
Current portion	$26,884	$26,350
Non-current portion	613,859	608,257

Total	$640,743	$634,607

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JANUARY 31, 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

The estimated amortization on long-term rent concession in the next five years and thereafter is as follows:

Period ending January 31:
2021	$26,884
2022	26,884
2023	26,884
2024	26,884
2025	26,884
Thereafter	506,323

Total	$640,743

As of January 31, 2020, the minimum future rental receivables on the commercial properties to be collectible in the next five years and thereafter are as follows:

Period ending January 31:
2021	$1,660,964
2022	1,603,896
2023	1,586,177
2024	1,586,177
2025	1,586,177
Thereafter	30,269,534

Total	$38,292,925

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

FOR THE THREE MONTHS ENDED JANUARY 31, 2020

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

Non-controlling interests represent the equity interest in the capital contributions, income and loss of less than wholly-owned and consolidated entities that is not attributable to us.

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

Our reporting currency is the United States Dollars (“US$”) and the accompanying financial statements have been expressed in US$. In addition, we maintain our books and record in the Malaysian Ringgit (“MYR”), which is the functional currency, as being the primary currency of the economic environment in which the entity operates.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JANUARY 31, 2020

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

Translation of amounts from our local currency into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the period ended January 31,
	2020	2019
Period-end MYR : US$1 exchange rate	4.0916	4.0895
Period-average MYR : US$1 exchange rate	4.1242	4.1546

•	Related parties

Parties, which can be a corporation or individual, are considered to be related if we have the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

•	Segment reporting

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with our internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. During the period ended January 31, 2020 and 2019, we operated in two reportable operating segments in Malaysia.

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

FOR THE THREE MONTHS ENDED JANUARY 31, 2020

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

The following table summarizes information on the fair value measurement of our financial assets as of January 31, 2020 and October 31, 2019, measured at fair value, grouped by the categories described above:

	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
As of January 31, 2020
Marketable securities at fair value	$186,941	$–	$–

As of October 31, 2019
Marketable securities at fair value	$186,835	$–	$–

As of January 31, 2020, we did not have any non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements, at least annually, on a recurring basis, nor did we have any assets or liabilities measured at fair value on a non-recurring basis.

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

FOR THE THREE MONTHS ENDED JANUARY 31, 2020

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

FOR THE THREE MONTHS ENDED JANUARY 31, 2020

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

FOR THE THREE MONTHS ENDED JANUARY 31, 2020

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

FOR THE THREE MONTHS ENDED JANUARY 31, 2020

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

In March 2020, the FASB issued Accounting Standards Update 2020-03-Codification Improvements to Financial Instruments. The Standard is part of FASB’s ongoing project to improve and clarify its Accounting Standards Codification and avoid unintended application. The items addressed are not expected to significantly affect current practice or create a significant administrative cost for most entities. The amendment is divided into issues 1 to 7 with different effective dates as follows: The amendments related to Issue 1, Issue 2, Issue 4, and Issue 5 are conforming amendments. For public business entities, the amendments are effective upon issuance of this update. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years beginning after December 15, 2020. The amendment related to Issue 3 is a conforming amendment that affects the guidance related to the amendments in 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The effective date of this update for the amendments to Update 2016-01 is for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. For entities that have not yet adopted the amendments related to Update 2016-13, the effective dates and the transition requirements for these amendments are the same as the effective date and transition requirements in Update 2016-13. For entities that have adopted the guidance in Update 2016-13, the amendments are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. For those entities, the amendments should be applied on a modified-retrospective basis by means of a cumulative-effect adjustment to opening retained earnings in the statement of financial position as of the date that an entity adopted the amendments in Update 2016-13. We do not expect the adoption of this ASU to have a material effect on our consolidated financial statements.

We have reviewed all other recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

NOTE–5          PROPERTY, PLANT AND EQUIPMENT

	January 31, 2020	October 31, 2019
Freehold plantation land	$7,845,805	$7,845,805
Leasehold land under development	4,276,764	4,276,764
Freehold land under development	18,091,173	18,091,173
Freehold land and land improvement for rental purpose commercial building	15,191,123	15,191,123
Building structure and improvements	15,857,410	15,857,410
Office furniture, fixture and equipment	175,962	175,738
Motor vehicles	177,161	177,161
Bearer Plants	308,743	308,743
Foreign translation difference	(14,854,848)	(15,803,916)
	47,069,293	46,120,001
Less: accumulated depreciation	(3,850,356)	(3,730,599)
Add: foreign translation difference	416,932	483,672
	$43,635,869	$42,873,074

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JANUARY 31, 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Depreciation expense for the three months ended January 31, 2020 and 2019 was $119,757 and $119,942, respectively.

Both commercial buildings in Kuala Lumpur, Malaysia are pledged against the bank loans (note 7).

In April 2015, our development order regarding the development of 21.8921 hectares (54.10 acres) leasehold land located in Puncak Alam, Malaysia was approved by the Kuala Selangor District Council. The approved order allows us to proceed with its plans to construct its Shah Alam 2 Eco Residential Development project. In November 2015, we submitted a request to convert some of its planned semi-detached and bungalow home parcels into cluster semi-detached homes to improve the marketability of our proposed development. On March 4, 2016, we received notification from the Kuala Selangor District Council that its revised Development Order relating to the Puncak Alam land was approved on February 24, 2016.

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

In light of the termination of the Proposed JV with YTB, we plan to develop, market, promote and complete the construction on its own. As at the date of this report, due to market forces, the Company plan to begin construction by the end of calendar 2023 to maximize profits. We believe that it will require approximately RM5 to RM10 million in the aggregate to market, promote and complete construction of each phase of our Shah Alam 2 Eco Residential Development Project

During the course of our strategic review of our operations, we assessed the recoverability of the carrying value of its property, plant and equipment. The impairment charge, if any, represented the excess of carrying amounts of our property, plant and equipment over the fair values of the assets. We believe that there was no impairment of our property, plant and equipment as of January 31, 2020.

NOTE–6          AMOUNTS DUE TO RELATED PARTIES

	January 31, 2020	October 31, 2019
Current portion:
Amount due to a related party, which were unsecured, interest-free and repayable on demand,
Mr. Kok Wai Chai, a director of UHT	$86,420	$86,420

Non-current portion:
Amount due to a related party, where was unsecured, interest-free and not expected to be repaid in the next twelve months
Mr. Weng Kung Wong, the Company’s director	$1,632,787	$1,515,153

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JANUARY 31, 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE–7          BANK LOANS

	January 31, 2020	October 31, 2019
Bank loans from financial institutions in Malaysia
Public Islamic Bank Berhad
- 15 Story bank loan	$12,731,065	$12,644,115
RHB Bank Berhad	2,022,951	2,000,382
	14,754,016	14,644,497
Less: current portion	(742,942)	(717,475)
Bank loans, net of current portion	$14,011,074	$13,927,022

15 Story Bank Loan

In July 10, 2018, we through PGCG Assets accepted the Letter of Offer from the Public Islamic Bank Berhad for a Term Equity Financing-i (the “Loan”) in the amount of RM50,000,000 (approximately $11,956,288). The Loan was used to pay off our existing loan with Bank of China (Malaysia) Berhad on our 15 story commercial building located at No. 160, Jalan Ampang, 50450 Kuala Lumpur, Malaysia and working capital for the Group, which bears interest at a rate of 1.50% per annum below the base financing rate, currently 6.47% per annum, with 180 monthly installments of RM407,750 each (including interests) over a period of 15 years or until full settlement and will mature in September 2033.

The loan from Public Islamic Bank Berhad is secured by the first party charge over our 15-story commercial office building in Kuala Lumpur, Malaysia, deed of assignment of rental proceeds over the rights and interest to the rental of the 15-story commercial office building and is personally guaranteed by our director and chief executive officer, Mr. Weng Kung Wong, and a subsidiary of the Company, UHT. The loan is also secured by a debenture incorporating fixed and floating charge for RM50 million plus interest thereon over the assets of PGCG Assets. The cost of funds was 5.47% per annum for the period ended January 31, 2020.

12 Story Bank Loan

In May 2013, we, through PGCG Assets obtained a loan in the aggregate amount of RM9,840,000 from RHB Bank Berhad, a financial institution in Malaysia to finance the acquisition of the 12-story office building property, which bears interest at a rate of 1.90% per annum below the lending rate, variable rate quoted by the bank, with 288 monthly installments of RM57,045 each (including interests) over a period of 24 years and will mature in 2037.

The loan is secured by the 12-story commercial office building “Megan Avenue” in Kuala Lumpur, Malaysia and is personally guaranteed by the director and chief executive officer of the Company, Mr. Weng Kung Wong, and a director of our subsidiary, Mr. Kok Wai Chai, and a subsidiary of the Company, UHT. The cost of funds was 4.95% for the periods ended January 31, 2020.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JANUARY 31, 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Financing Loan

In April 2019, we, through VSSB obtained a loan in the aggregate amount of RM5,000,000 from Public Islamic Bank Berhad, a financial institution in Malaysia for working capital purpose, which bears interest at a rate of 1.00% per annum above base financing rate, variable rate quoted by the bank, with 120 monthly instalments of RM60,590 each (including interests) over a period of 10 years and will mature in 2029.

The loan is secured by the first party charge over agricultural lands under Lot 3695, Lot 3696 and Lot 1552 situated at Pahang, Malaysia, and a third-party charge over the 15-story commercial office building registered under PGCG Assets. The loan is also secured by a specific debenture on the oil palm and durian plantation is to be obtained, and personally guaranteed by our director and chief executive officer, Mr. Weng Kung Wong, and our subsidiaries, UHT and PGCG Assets. The cost of funds was 7.97% per annum for the period ended July 31, 2019.

As of January 31, 2020, the minimum future payments of the aggregate bank borrowings in the next five years and thereafter are as follows:

Period ending January 31:
2021	$742,942
2022	786,310
2023	832,273
2024	880,872
2025	932,264
Thereafter	10,579,355

Total:	$14,754,016

NOTE–8          INCOME TAXES

The local (United States) and foreign components of loss before income taxes were comprise the following:

	Three months ended January 31,
	2020	2019
Tax jurisdictions from:
– Local	$(22,237)	$(16,569)
– Foreign, representing:
Malaysia	51,162	2,922
Loss before income taxes	$28,925	$(13,647)

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JANUARY 31, 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Income tax expense / (benefit) consisted of the following:

	Three months ended January 31,
	2020	2019
Current:
– Local	$–	$–
– Foreign, representing:
Malaysia	58,596	51,750

Deferred:
– Local	–	–
– Foreign	(1,600)	(1,589)
Income tax expense / (benefit)	$56,996	$50,161

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. During the periods presented, our subsidiaries operate in different countries and are subject to tax in the operation, as follows:

United States of America

PGCG is registered in the State of Nevada and is subject to United States of America tax law. As of January 31, 2020 and October 31, 2019, the operations in the United States of America incurred $1,057,416 and $1,163,399, respectively, of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2031, if unutilized. We have provided for a full valuation allowance of $370,096 (October 31, 2019: $368,112) against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

We have adopted ASC 740-10 “Accounting for Income Taxes” and recorded a liability for an uncertain income tax position, tax penalties and any imputed interest thereon. The amount, recorded as an obligation, is $135,000 at January 31, 2020 and October 31, 2019 (included in accrued liabilities and other payables) in respect of potential tax penalty of the late filing of IRS return and, if recognized, will affect our effective tax rate.

Malaysia

All of our subsidiaries operating in Malaysia subject to the Malaysia Corporate Tax Laws at a progressive income tax rate starting from 18% on the assessable income for its tax year (for a company with paid up capital not more than RM2.5 million and on the first RM 500,000 income) and 24% (on all income for a company with paid up capital more than RM2.5 million and on the remaining balance of income after the first RM500,000 income charged at 24% for Company with paid up capital not more than RM2.5 million) on the assessable income for its tax year. Any unutilized losses can be carried forward indefinitely to be utilized against income from any business source. We have no valuation allowance as of January 31, 2020 and October 31, 2019, respectively.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JANUARY 31, 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

A reconciliation of loss before income taxes to the effective tax rate as follows:

	Three months ended January 31,
	2020	2019

Loss before income taxes	$51,162	$2,922
Statutory income tax rate	24%	24%
Income tax at statutory tax rate	12,279	701
Tax effect of non-deductible expenses	9,686	17,246
Tax effect of non-business source rental income	35,031	32,214
Income tax expense / (benefit)	$56,996	$50,161

During fiscals 2020 and 2019, we revisited the facts and circumstances and determined that rental income at “Megan Avenue” and “Le Apple” should be more appropriately taxed as a non-business source under Section 4(d) of the Income Tax Act.

The following table sets forth the significant components of our aggregate deferred tax assets as of January 31, 2020 and October 31, 2019:

	January 31, 2020	October 31, 2019
Deferred tax assets:
Net operating loss carryforwards:
- United States of America	$370,096	$407,190
- Malaysia	158,197	163,702
Total deferred tax assets	528,293	570,892
Less: valuation allowance	(528,293)	(570,982)
Deferred tax assets	$–	$–

Deferred tax liabilities, non-current
Property, plant and equipment	$1,987	$1,947
Rent concession	153,778	152,306
	$155,765	$154,253

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JANUARY 31, 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE–9          STOCKHOLDERS’ EQUITY

As of January 31, 2020 and October 31, 2019, the number of shares of our common stock issued and outstanding is 512,682,393 shares. There are no shares of preferred stock issued and outstanding.

NOTE–10          SEGMENT INFORMATION

(a)     Business segment reporting

We currently operate two reportable business segments, as defined by ASC Topic 280:

•	Plantation business –oil palm and durian plantation in Malaysia
•	Real estate business – acquisition and development of commercial and residential real estate properties in Malaysia

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 4). Summarized financial information concerning our reportable segments is shown as below:

	Three months ended January 31, 2020
	Plantation Business	Real Estate Business	Corporate	Total

Revenues	$62,617	$437,418	$–	$500,035
Inter-segment revenue	–	(25,459)	–	(25,459)
Revenues, net	62,617	411,959	–	474,576
Cost of revenues	(14,956)	(141,742)	–	(156,698)
Gross profit	47,661	270,017	–	317,678
Depreciation	3,022	116,174	561	119,757
Net (loss) / profit	(5,684)	52,720	(75,107)	(28,071)
Total assets	6,438,537	38,593,095	236,600	45,268,232
Expenditure for long-lived assets	$14,851	$–	$–	$14,851

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JANUARY 31, 2020

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

All long-lived assets are located in Malaysia.

NOTE–11          CONCENTRATIONS OF RISK

We are exposed to the following concentrations of risk:

(a)     Major customers

For the three and nine months ended January 31, 2020 and 2019, the customer that accounted for 10% or more of our revenues is presented as follows:

		Three months ended January 31, 2020		January 31, 20208
	Business segment	Revenues	Percentage of revenues	Trade accounts receivable

Le Apple Boutique Hotel (KLCC) Sdn. Bhd	Real estate	$425,130	87%	$–

		Three months ended January 31, 2019		January 31, 2019
	Business segment	Revenues	Percentage of revenues	Trade accounts receivable

Le Apple Boutique Hotel (KLCC) Sdn. Bhd	Real estate	$390,531	88%	$4,899
		–	–	–

All customers are located in Malaysia.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JANUARY 31, 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

(b)     Major vendors

For the three months ended January 31, 2020 and 2019, no vendor accounted for 10% or more of our purchases.

All vendors are located in Malaysia.

(c)     Credit risk

Financial instruments that are potentially subject to credit risk consist principally of trade receivables. We believe the concentration of credit risk in its trade receivables is substantially mitigated by its ongoing credit evaluation process and relatively short collection terms. We do not generally require collateral from customers. We evaluate the need for an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

(d)     Interest rate risk

Our exposure to interest rate risk primarily relates to the interest expense incurred on bank borrowings. We have not used derivative financial instruments in our investment portfolio in order to reduce this risk. We have not been exposed nor does we anticipate being exposed to material risks due to changes in interest rates.

(e)     Exchange rate risk

Our reporting currency is US$. To date the majority of the revenues and costs are denominated in MYR, and a significant portion of the assets and liabilities are denominated in MYR. As a result, we are exposed to foreign exchange risk as its revenues and results of operations may be affected by fluctuations in the exchange rate between US$ and MYR. If MYR depreciates against US$, the value of MYR revenues and assets as expressed in US$ financial statements will decline. We do not hold any derivative or other financial instruments that expose to substantial foreign exchange risk.

(f)     Commodity price

Our primary market risk exposure results from the price we receive for our palm oil product. We do not currently engage in any commodity hedging activities, although we may do so in the future. Realized commodity pricing for our operation is primarily driven by the prevailing worldwide price for palm oil product. Pricing for palm oil product has been volatile and unpredictable in recent years, and we expect this volatility to continue in the foreseeable future. The prices we receive for operation depend on many factors outside of its control, including volatility in the differences between product prices at sales points and the applicable commodity index price.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JANUARY 31, 2020

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

NOTE–12          COMMITMENTS AND CONTINGENCIES

(a)     Operating lease commitment

As of January 31, 2020, we occupied our own building premises and has no future minimum rental payments due under various operating leases in the next twelve months.

(b)     Capital commitment

As of January 31, 2020, we do not have any significant capital commitments.

NOTE–13          SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, we have evaluated all events or transactions that occurred after January 31, 2020 up through the filing date of these condensed consolidated financial statements. During the period, we did not have any material recognizable subsequent events.

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

Overview

During the three months ended January 31, 2020, we operate two business segments: (i) oil palm and durian plantation business; and (ii) real estate business. Our oil palm and durian plantation business is operated through Virtual Setup Sdn. Bhd., or VSSB, and the real estate business is primarily operated through PGCG Assets Holdings Sdn. Bhd., or PGCG Assets, and Dunford Corporation Sdn Bhd. Our primary assets are:

•	Oil palm and durian plantation in Malaysia which is operated through VSSB;
•	21.8921 hectares (54.10 acres) of vacant development land located in Selangor, Malaysia, which is subject to a 99-year leasehold, expiring July 30, 2100;
•	two parcels of undeveloped land located in Selangor, Malaysia aggregating approximately 31 acres;
•	15 story commercial building located at Geran 10010, Lot 238 Section 43, Town and District of Kuala Lumpur, Wilayah Persekutuan, Kuala Lumpur, Malaysia; and
•	12 story commercial building located at Megan Avenue 1, No. 189, Jalan Tun Razak, 50400 Kuala Lumpur, Malaysia.

The following table sets forth certain operational data for the three months ended January 31, 2020:

	Three months ended January 31, 2020
	Plantation Business	Real Estate Business	Corporate	Total

Revenues from external customer	$62,617	$437,418	$–	$500,035
Inter-segment revenue	–	(25,459)	–	(25,459)
Revenues, net	62,617	411,959	–	474,576
Cost of revenues	(14,956)	(141,742)	–	(156,698)
Gross profit	47,661	270,217	–	317,878
Depreciation	3,022	116,174	561	119,757
Net (loss) / profit	(5,684)	52,720	(75,107)	(28,071)
Total assets	6,438,537	38,593,095	236,600	45,268,232
Expenditure for long-lived assets	$14,851	$–	$–	$14,851

Challenges From Oil Palm Planting Operations

The oil palm business is a highly regulated industry with prices subject to wide fluctuations due to factors beyond our control such as weather conditions, competition, global demand and government policies.

We focus mainly on maintenance and operation of our oil palm plantation in Malaysia. We believe that the value of our oil palm plantation has increased since its acquisition, and while we have not pursued any discussions or received any formal offers regarding the sale of our plantation, we may consider sales offers in the future if a sale would maximize return to our investors.

Challenges From Durian Planting Operations

We commenced planting of premium durian, of the “Musang King” variety, in the first quarter of calendar year 2014. As of the date of this report, we have replanted approximately 180 acres of our oil palm with premium durian trees. We planted an average of 30 trees per acre and anticipate an average production of 35-50 grade A fruits per tree for each of the two harvesting seasons per year.

Since 2016, we have used the latest planting technology to reduce the maturity time of the durian tree from 5 years to 3 years. The durian trees planted during the first phase have begun to bear fruits, and our first major harvest occurred in July 2019. We expect the second and third phase to begin bearing fruit by 2021 and the fourth phase by 2023, at the latest.

Challenges From Real Estate Operations

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

Residential Property Development

On June 10, 2015, we received approval to develop our leasehold land located in Puncak Alam. Due to challenges in the current Malaysian real property market, in November 2015, we submitted a request to convert some of the planned semi-detached and bungalow home parcels into cluster semi-detached homes to improve the marketability of the development. received the approval for the revised development plan on March 4, 2016.

On July 1, 2016, PGCG Assets entered into a memorandum of understanding (“MOU”) with Yong Tai Berhad, a public listed corporation in the main market of Bursa Malaysia Berhad (“YTB”) engaged in the business of commercial and residential property development, to jointly develop the Company’s land (the “Land”) located at Puncak Alam (the “Proposed JV”). The MOU was terminated on February 15, 2017, pursuant to the terms of a Mutual Termination of Memorandum of Understanding (the “Termination MOU”). In light of the termination of the Proposed JV with YTB, the Company intend to develop, market, promote and complete the construction on their own. Due to market forces, the Company’s plan to begin construction by the end of calendar 2023, to maximize profits.

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

We continue to maintain a cautious but positive outlook for the residential market based upon Malaysia’s stable employment outlook, growth in household income, formation of new households, and increased demand for affordable residential property from first time home buyers. Developers such as us are facing challenges of inconsistent supply and high cost of labour, increased costs of building materials (such as cement and steel bars) and general increased costs of doing business. The real estate market is also sensitive to changes in lending rates and lending requirements as many homebuyers rely on financing to make purchases. As a result, government or bank policies that result in increased interest rates and or stricter lending requirements may adversely affect the sales of developed properties.

Results of Operations

The following table sets forth certain operational data for the three months ended January 31, 2020, compared to the three months ended January 31, 2019:

	Three months ended January 31,
	2020	2019
Revenues, net:	$474,576	$445,488
Plantation business	62,617	36,399
Real estate	411,959	409,089
Total cost of revenues	(156,698)	(146,925)
Plantation business	(14,956)	(21,183)
Real estate	(141,742)	(125,742)
Gross profit	317,878	298,563
General and administrative	(114,659)	(122,934)
(Loss) income from operations	203,219	175,629
Other expense, net	(174,294)	(189,276)
Loss before income taxes	28,925	(13,647)
Income tax (expense) / benefit	(56,996)	(50,161)
NET LOSS	$(28,071)	$(63,808)

Comparison of the three months ended January 31, 2020 and January 31, 2019

Net Revenue. We generated net revenue of $ and $445,488 for the three months ended January 31, 2020 and 2019, respectively. The increase in net revenue is primarily attributable to the increase in our real estate revenue, offset by a decrease in our plantation revenue. The decrease in plantation revenue for the quarter ended January 31, 2020, is primarily attributable to the decrease of oil palm price. The primary increase in real estate revenue is attributable to the recovery of monthly rental rate from RM400,000 to RM550,000 (approximately $131,520) from the tenant of fifteen story building, Le Apple Boutique Hotel KLCC, effective from April 1, 2018. The monthly rental rate on Le Apple Boutique Hotel KLCC was previously decreased from the initial rental rate of RM550,000 to RM400,000 due to unfavourable market conditions.

For the three months ended January 31, 2020, our plantation and real estate businesses accounted for approximately 13% and 87% of the net revenue, respectively. For the three months ended January 31, 2019, our plantation and real estate businesses accounted for approximately 8.2% and 91.8% of our net revenue, respectively.

Our real estate related revenues are derived from the tenants from our commercial buildings. We generally expect our real estate related revenues to gradually account for an increasing share of our net revenue in the future as we begin real estate development and sales activities.

During the three months ended January 31, 2020, and 2019, the following customers accounted for 10% or more of our total net revenues:

		Three months ended January 31, 2020		January 31, 2020
	Business segment	Revenues	Percentage of revenues	Trade accounts receivable

Le Apple Boutique Hotel (KLCC) Sdn. Bhd	Real estate	$425,130	87%	$–

		Three months ended January 31, 2019		January 31, 2019
	Business segment	Revenues	Percentage of revenues	Trade accounts receivable

Le Apple Boutique Hotel (KLCC) Sdn. Bhd	Real estate	$390,531	88%	$4,899

All of our customers are located in Malaysia.

Cost of Revenue. For the three-month period ended January 31, 2020, cost of revenue as a percentage of net revenue was approximately 33.0% as compared to 33% for the same period ended January 31, 2019. Cost of plantation and real estate as a percentage of their respective net revenue was approximately 23.9% and 34.4%, respectively, for the quarter ended January 31, 2020. For the three months ended January 31, 2019, cost of plantation and real estate as a percentage of their respective net revenue was approximately 58.2% and 30.7%, respectively. Cost of revenue of our oil palm plantation consists of costs such as material supplies, subcontracting costs incurred for planting, fertilizing and harvesting the oil palm tree. Transportation and handling costs associated with the distribution of fresh fruit bunches to the customers are also included in cost of revenues. The cost of revenue of the plantation business decreased due to the decrease in costs from the oil palm and durian plantation. The cost of real estate revenue increased due to the increase in the revenue of our real estate business.

For the three months ended January 31, 2020 and 2019, no vendor accounted for 10% or more of our purchases.

Gross Profit. For the three months ended January 31, 2020, we achieved gross profit of $317,678 as compared to $298,563 for the three months ended January 31, 2019. For the three months ended January 31, 2020, our plantation and real estate operations accounted for approximately 15% and 85% of our gross profit, respectively. For the three months ended January 31, 2019, our plantation and real estate operations accounted for approximately 5.1% and 94.9% of our gross profit, respectively.

Once we begin real estate development, we expect gross profit derived from our real estate business to gradually increase as we commence sales activities with respect to our developed properties. We also expect our plantation revenue to increase once our premium durian orchard has matured and is able to produce grade A fruits for distribution.

General and Administrative Expenses (“G&A”). We incurred G&A expenses of $114,659 and $122,934 for the three months ended January 31, 2020, and 2019, respectively. The decrease in G&A was primarily attributable to the reduced cost of insurance and compensation, and maintenance services.

As a general matter, we expect our G&A to increase in the foreseeable future as we begin development of our real estate assets. G&A as a percentage of gross revenue was approximately 24.2% and 27.6% for the three months ended January 31, 2020 and 2019, respectively.

Other Expense, net. We incurred net other expense of $174,294 for the three months ended January 31, 2020, as compared to net other expense of $189,276 for the three months ended January 31, 2019. Net other expense for the three months ended January 31, 2020 and 2019 consisted primarily of interest expense from our bank loans.

Income Tax Expense. We recorded income tax expense of $56,996 and income tax income of $50,161 for the three months ended January 31, 2020 and 2019, respectively. Our income tax was primarily attributable to the tax effect of non-business source rental income. The increase in income tax expense is primarily attributable to operating profit in real estate business.

Liquidity and Capital Resources

As of January 31, 2020, we had cash and cash equivalents of $192,712, as compared to $155,845 as of the same period last year. Our cash and cash equivalents increased as a result of receiving new bank loans.

We expect to incur significantly greater expenses in the near future, including the contractual obligations that have assumed as discussed below, when development activities begin. We also expect the general and administrative expenses to increase as we expand our finance and administrative staff, and add infrastructure.

We also expect our general and administrative expenses to increase as we expand our finance and administrative staff, add infrastructure, and incur additional costs related to being a large accelerated filer, including directors’ and officers’ insurance and increased professional fees.

As of the date of this Annual Report, we have not paid dividends on Common Stock. Our present policy is to apply cash to investments in product development, acquisitions or expansion; consequently, do not expect to pay dividends on Common Stock in the foreseeable future.

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

	Three months ended January 31,
	2020	2019
Net cash used in operating activities	(100,982)	(117,450)
Net cash used in investing activities	(40,364)	(28,476)
Net cash (used in) / provided by financing activities	(95,984)	(207,174)

Net Cash Used In Operating Activities.

For the three months ended January 31, 2020, net cash used in operating activities was $100,982, which consisted primarily of a net income (excluding non-cash depreciation) of $91,460, offset by an  increase in income tax payable of $15,169.

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

Net Cash Used in/Provided By Investing Activities.

For the three months ended January 31, 2020, net cash used in investing activities was $40,364, consisting of $25,855 of plantation development construction costs, and cost of purchase of bearer plants of $14,509.

For the three months ended January 31, 2019, net cash used in investing activities was $28,476, consisting of $14,756 of cost of purchase of bearer plants and cost of purchase of property, plant and equipment of $13,720.

We expect investing cash outflows to increase when our durian plantation matures and begins to generate revenues in 2020 at the earliest. We also expect investing cash outflows to increase due to expenditures associated with developing our residential projects.

Net Cash (Used in) / Provided by Financing Activities.

For the three months ended January 31, 2020, net cash used in financing activities was $95,984, consisting primarily of proceeds from a new loan of $21,451and advances of $89,729 from [ Weng Kung Wong, our Chief Executive Officer, Interim Chief Financial Officer and Interim Secretary and director], and offset by repayment of $164,262 on outstanding bank loans.

For the three months ended January 31, 2019, net cash provided by financing activities was $207,174, consisting primarily of repayments of $59,909 to Weng Kung Wong, our Chief Executive Officer, Interim Chief Financial Officer and Interim Secretary and director, and repayments of $147,265 on outstanding bank loans.

Off-Balance Sheet Arrangements

We have no outstanding off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. We do not engage in trading activities involving non-exchange traded contracts.

Contractual Obligations and Commercial Commitments

We had the following contractual obligations and commercial commitments as of January 31, 2020:

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	$	$	$	$	$
Amounts due to related parties	1,719,207	86,420	1,632,787	–	–
Commercial commitments Bank loan repayment	14,754,016	742,942	1,618,583	1,813,136	10,579,355
Total obligations	16,473,223	829,362	3,251,370	1,813,136	10,579,355

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

Accounts receivable are recorded at the invoiced amount and do not bear interest. We extend unsecured credit to our customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and determined based on managements’ assessment of known requirements, aging of receivables, payment history, the customer’s current credit worthiness and the economic environment. We will consider the allowance for doubtful accounts for any estimated losses resulting from the inability of our customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. We do not have any off-balance-sheet credit exposure related to our customers. Based upon the aforementioned criteria, we did not write off accounts receivable on uncollectible rental receivable at January 31, 2020 and October 31, 2019.

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

Policy for Capitalizing Development Cost

The cost of buildings and improvements includes the purchase price of property, legal fees and other acquisition costs. Costs directly related to planning, developing, initial leasing and constructing a property are capitalized and classified as Real Estate in the consolidated balance sheets. Capitalized development costs include interest, and other direct project costs incurred during the period of development. As of January 31, 2020 and October 31, 2019, there was no such capitalized interest.

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

(a)       Plantation sales

Revenue from plantation sales include the sale of palm oil fruit bunches and sale of durian fruits. The sale is recognized upon confirmation of the weight of produces and transported to the customer, when there is persuasive evidence of an arrangement, delivery has occurred and risk of loss has passed, the sales price is fixed or determinable at the date of sale, and collectability is reasonably assured. For the three months ended January 31, 2020 and 2019, sales from plantation was $62,617 and $36,399, respectively.

(b)       Rental income

We generally lease the units under operating leases with terms of two years or less. For the three months ended January 31, 2020 and 2019, we have recorded $411,959 and $409,089 in lease revenue, based upon our annual rental over the life of the lease under operating lease, using the straight-line method in accordance with ASC Topic 970-605, “Real Estate – General – Revenue Recognition” (“ASC Topic 970-605”).

As of January 31, 2020, the commercial buildings for lease are as follows:

Name of Commercial building	Number of units (by floor)	Footage area (square feet)	Vacancy percentage
Megan Avenue	12	19,987	33%
Le Apple Boutique Hotel KLCC (fka “Menara CMY”)	15	91,848	0%

We expect to record approximately $1.62 million in annual lease revenue under the operating lease arrangements in the next twelve months through January 31, 2021.

•	Cost of revenues

Cost of revenue on plantation sales includes material supplies, subcontracting costs and transportation costs incurred for planting, fertilizing and harvesting the oil palm fruit bunches and durian trees. Transportation and handling costs associated with the distribution of fresh oil palm fruit bunches and durian fruits to the customers are also included in cost of revenues.

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

We conduct major businesses in Malaysia and are subject to tax in its own jurisdiction. As a result of our business activities, we will file separate tax returns that are subject to examination by the local tax authorities.

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

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the period ended January 31,
	2020	2019
Period-end MYR : US$1 exchange rate	4.0916	4.0895
Period-average MYR : US$1 exchange rate	4.1242	4.1546

•	Related parties

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

The following table summarizes information on the fair value measurement of our financial assets as of January 31, 2020 and October 31, 2019, measured at fair value, grouped by the categories described above:

	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
As of January 31, 2020
Marketable securities at fair value	$186,941	$–	$–

As of October 31, 2019
Marketable securities at fair value	$186,835	$–	$–

As of January 31, 2020, the Company did not have any non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements, at least annually, on a recurring basis, nor did we have any assets or liabilities measured at fair value on a non-recurring basis.

•	Recent accounting pronouncements

In June 2016, the FASB issued Accounting Standards Update ("ASU") 2016-13, Financial Instruments-Credit Losses (Topic 326), which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early application will be permitted for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. We do not expect the adoption of this ASU to have a significant impact on our consolidated financial statements.

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

In March 2019, FASB Issued Accounting Standards Update 2019-03, Not-for-Profit Entities (Topic 958): Updating the Definition of Collections (Topic 958). We do not expect the adoption of this ASU to have a material effect our consolidated financial statements as the ASU is applicable to not-for-profit entities.

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

In November 2019, the FASB issued Accounting Standards Update 2019-08-Compensation-Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Codification Improvements-Share-Based Consideration Payable to a Customer. This ASU will affect companies that issue share-based payments (e.g., options or warrants) to their customers. Similar to issuing a cash rebate to a customer, issuing a share-based payment to a customer can incentivize additional purchases. The share-based payments can also serve a strategic purpose by aligning the interests of a supplier and its customer, because the customer’s additional purchases increase its investment in the supplier. For entities that have not yet adopted the amendments in Update 2018-07, the amendments in this update are effective in fiscal years beginning after December 15, 2019. We do not expect the adoption of this ASU to have a material effect on our consolidated financial statements.

In November 2019, the FASB issued Accounting Standards Update 2019-09-Financial Services-Insurance (Topic 944). This ASU will affect companies that issue share-based payments (e.g., options or warrants) to their customers. Similar to issuing a cash rebate to a customer, issuing a share-based payment to a customer can incentivize additional purchases. The share-based payments can also serve a strategic purpose by aligning the interests of a supplier and its customer, because the customer’s additional purchases increase its investment in the supplier. The amendments in this Update are effective in fiscal years beginning after December 15, 2021. We do not expect the adoption of this ASU to have a material effect on our consolidated financial statements. [

In November 2019, the FASB issued Accounting Standards Update 2019-10-Financial Instruments-Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates. This ASU discusses the FASB’s proposed ASU Codification Improvements to Hedge Accounting, which would clarify certain amendments made by ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities, to the guidance in ASC 815 on hedging activities. The FASB issued the proposal in response to feedback and questions received from stakeholders related to their implementation of ASU 2017-12. The ASU also discusses the recent issuance of FASB ASU No. 2019-10, Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates. The ASU provides a framework to stagger effective dates for future major accounting standards and amends the effective dates for certain major new accounting standards to give implementation relief to certain types of entities. Specifically, ASU 2019-10 changes some effective dates for ASU 2017-12 on hedging, ASU 2016-02 on leasing, ASU 2016-13 on current expected credit losses, and ASU 2017-04 on simplifying the goodwill impairment test. The amendments in this Update amend the mandatory effective dates Credit Losses for all entities as follows or fiscal years beginning after December 15, 2019. The effective dates for Hedging after applying this update are as follows: for fiscal years beginning after December 15, 2018. The effective dates for Leases after applying this Update are as follows for fiscal years beginning after December 15, 2018. We do not expect the adoption of this ASU to have a material effect on our consolidated financial statements.

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

In March 2020, the FASB issued Accounting Standards Update 2020-03-Codification Improvements to Financial Instruments. The Standard is part of FASB’s ongoing project to improve and clarify its Accounting Standards Codification and avoid unintended application. The items addressed are not expected to significantly affect current practice or create a significant administrative cost for most entities. The amendment is divided into issues 1 to 7 with different effective dates as follows: The amendments related to Issue 1, Issue 2, Issue 4, and Issue 5 are conforming amendments. For public business entities, the amendments are effective upon issuance of this update. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years beginning after December 15, 2020. The amendment related to Issue 3 is a conforming amendment that affects the guidance related to the amendments in 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The effective date of this update for the amendments to Update 2016-01 is for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. For entities that have not yet adopted the amendments related to Update 2016-13, the effective dates and the transition requirements for these amendments are the same as the effective date and transition requirements in Update 2016-13. For entities that have adopted the guidance in Update 2016-13, the amendments are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. For those entities, the amendments should be applied on a modified-retrospective basis by means of a cumulative-effect adjustment to opening retained earnings in the statement of financial position as of the date that an entity adopted the amendments in Update 2016-13. We do not expect the adoption of this ASU to have a material effect on our consolidated financial statements.

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

Commodity price

Our primary market risk exposure results from the price we receive for our palm oil fruit bunches and durian fruits. We do not currently engage in any commodity hedging activities, although we may do so in the future. Realized commodity pricing for operation is primarily driven by the prevailing worldwide price for palm oil fruit bunches and durian fruits. Pricing for palm oil fruit bunches and durian fruits has been volatile and unpredictable in recent years, and we expect this volatility to continue in the foreseeable future. The prices we receive for operation depend on many factors outside of our control, including volatility in the differences between product prices at sales points and the applicable commodity index price.`

Malaysian real estate market risk

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

ITEM 4          Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), under the supervision of and with the participation of our management, including the Chief Executive Officer and Interim Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Interim Chief Financial Officer, concluded that our disclosure controls and procedures, subject to limitations as noted below, as of January 31, 2020, and during the period prior to and including the date of this report, were effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

Subject to the foregoing disclosure, there were no changes in our internal control over financial reporting that occurred during our last fiscal quarter ended January 31, 2020, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A        Risk Factors

Not Applicable.

ITEM 2          Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3          Defaults upon Senior Securities

None.

ITEM 4          Mine Safety Disclosures

Not applicable.

ITEM 5          Other Information

None.

ITEM 6          Exhibits

Exhibit No.	Name of Exhibit
2.1	Articles of Exchange (1)
3.1	Amended and Restated Articles of Incorporation (1)
3.2	Amended and Restated Bylaws (2)
4.1	Form of common stock certificate (1)
4.2	Description of Securities*
10.1	Tenancy Agreement, dated October 18, 2014, by and between PGCG Assets Holdings Sdn. Bhd. and Le Apple Boutique Hotel (KLCC) Sdn. Bhd. (3)
10.2	Offer Letter dated March 26, 2013, issued by RHB Bank Berhad with respect to four banking facilities in the aggregate principal amount of up to RM 3,452,000 (4)
10.3	Offer Letter dated March 26, 2013, issued by RHB Bank Berhad with respect to two banking facilities in the aggregate principal amount of up to RM 1,680,000 (4)
10.4	Offer Letter dated March 26, 2013, issued by RHB Bank Berhad with respect to six banking facilities in the aggregate principal amount of up to RM 4,708,000 (4)
10.5	Letter of Offer issued by Public Islamic Bank Berhad to PGCG Assets Holdings Sdn. Bhd. Effective July 10, 2018 (5)
10.6	Letter of Appointment dated July 19, 2011, by and between Union Hub Technology Sdn. Bhd. and Weng Kung Wong (6)
10.7	Escrow Agreement dated July 7, 2014, by and among Chen-Drake Law Group, P.C. Prime Global Capital Group Incorporated, and Peijin Wu Hoppe (7)
10.8	Letter of Offer issued by Public Islamic Bank Berhad to Virtual Setup Sdn. Bhd. effective March 28, 2019 (8)
14	Code of Business Conduct and Ethics (9)
21	List of Subsidiaries (10)
31.1	Certification of Certification of Chief Executive Officer and Interim Chief Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.*
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
99.1	Charter to Compensation Committee (11)
99.2	Charter to Audit Committee (11)
99.3	Charter to Corporate Governance Committee (11)
99.4	Audit Committee Pre-Approval Procedures (7)
101.INS	XBRL Instance Document*
101.SCH	XBRL Schema Document*
101.CAL	XBRL Calculation Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*
101.LAB	XBRL Label Linkbase Document*
101.PRE	XBRL Presentation Linkbase Document*

*	Filed herewith.

(1)	Incorporated by reference from our Quarterly Report on Form 10-Q filed with the Securities and Exchange on February 22, 2011.
(2)	Incorporated by reference from Exhibit 2 to Preliminary Information Statement on Schedule 14C filed with the Securities and Exchange Commission on December 23, 2010.
(3)	Incorporated by reference From Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange on August 18, 2014.
(4)	Incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2013.
(5)	Incorporated by reference from our Annual Report on Form 10-K filed with the Securities and Exchange Commission on January 29, 2019.
(6)	Incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 19, 2011.
(7)	Incorporated by reference from our Annual Report on Form 10-K filed with the Securities and Exchange Commission on January 29, 2016.
(8)	Incorporated by reference from our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on June 14, 2019.
(9)	Incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 2, 2012.
(10)	Incorporated by reference from Exhibit 21.1 to the Company’s Form 10-K filed with the Securities and Exchange Commission on January 30, 2018.
(11)	Incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 27, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

Date: March 18, 2020	By:	/s/Weng Kung Wong
Weng Kung Wong
Chief Executive Officer, Interim Chief Financial Officer and Interim Secretary

