Form 10-K/A
period 2019-10-31
PRIME GLOBAL CAPITAL GROUP Inc
filed 2020-04-01
CIK 1462047

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

DOCUMENTS INCORPORATED BY REFERENCE: None

EXPLANATORY NOTE

This Amendment No. 1 to the Company’s Form 10-K (the “Amendment”) amends the Annual Report of Prime Global Capital Group Incorporated on Form 10-K for the fiscal year ended October 31, 2019 (the “Form 10-K”), as filed with the Securities and Exchange Commission on February 3, 2020, and is being filed solely amend and restate the Report of the Independent Registered Public Accounting Firm included in Item 8. Financial Statements and Supplementary Data of the Form 10-K. Except as set forth above, no other changes to Item 8. Financial Statements and Supplementary Data were made.

This Amendment includes new certifications by our Principal Executive Officer and Principal Financial Officer pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 as exhibits 31.1 and 32. hereto.

Except as expressly set forth above, this Amendment does not, and does not purport to, amend, update or restate the information in any other item of the Form 10-K or reflect any events that have occurred after the filing of the original Form 10-K.

2

ITEM 8.   Financial Statements and Supplementary Data.

PRIME GLOBAL CAPITAL GROUP INCORPORATED

3

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Prime Global Capital Group Incorporated

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Prime Global Capital Group Incorporated and its subsidiaries (the “Company”) as of October 31, 2019 and 2018, the related consolidated statements of operations and comprehensive loss, changes in stockholders' equity and cash flows for each of the two years in the period ended October 31, 2019, and the related notes and schedules (collectively referred to as the “financial statements”).

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended October 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company reported a net loss of $268,058, a net current asset deficiency with its current liabilities exceeding its current assets by $1,467,703, an accumulated deficit of $4,545,195 as of October 31, 2019 from recurring net losses, and significant short term debt maturing in less than one year. All these factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

January 31, 2020

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

Part IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description
31.1	Certification of Certification of Chief Executive Officer and Interim Chief Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Schema*
101.CAL	XBRL Taxonomy Calculation Linkbase*
101.DEF	XBRL Taxonomy Definition Linkbase*
101.LAB	XBRL Taxonomy Label Linkbase*
101.PRE	XBRL Taxonomy Presentation Linkbase*

*	Previously filed

4

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

Prime Global Capital Group Incorporated
(Registrant)

By:	/s/Weng Kung Wong
Weng Kung Wong
Chief Executive Officer

Dated:	March 31, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Weng Kung Wong	Chief Executive Officer, Interim Chief Financial Officer,
Weng Kung Wong	Interim Secretary and Director	March 31, 2020
(Principal Executive Officer and Principal Financial Officer)

/s/ Maylee Gan Suat Lee* Maylee Gan Suat Lee	Director	March 31, 2020

/s/ Soo Choon Meng* Soo Choon Meng	Director	March 31, 2020

Representing all of the members of the Board of Directors.

* By	/s/ Weng Kung Wong
Weng Kung Wong
Attorney-in-Fact

5